Form 10KSB
period 1993-12-31
GOLDEN MAPLE MINING & LEACHING CO INC
filed 1997-09-12
CIK 700815

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                Form 10-KSB

(Mark One)
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTO OF 1934

     For the fiscal year ended December 31, 1993

     [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to __________

          Commission File Number: 2-89616

                 GOLDEN MAPLE MINING AND LEACHING COMPANY, INC.
               (Exact name of Registrant as specified in charter)

     Montana                                      82-0369233
State or other jurisdiction of               I.R.S. Employer I.D. No.
incorporation or organization

421 Coeur d'Alene Avenue, Suite 3, Coeur d'Alene, ID        83814
(Address of principal executive offices)                  (Zip Code)

Issuer's telephone number, including area code:  (208) 664-3544

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class      Name of each exchange on which registered
          None                     N/A

Securities registered pursuant to Section 12(g) of the Act:

     Title of each class      Name of each exchange on which registered
          None                     N/A

Check whether the Issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such fling requirements for the past 90 days.
(1)  Yes [   ]  No [X]       (2)  Yes  [X]    No  [   ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.   [X]

State issuer's revenues for its most recent fiscal year:    $-0-

State the aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: The aggregate market value of the voting stock held by non-affiliates of the Registrant computed by using the closing sale price has been indeterminable within the past 60 days as there has been no market for the stock.

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At September 3, 1997, giving effect to a one-for-25 reverse split effective August 26, 1997, there were 215,971 shares of the Registrant's Common Stock outstanding.

Documents Incorporated by Reference: Exhibits from the Registrant's registration statement on Form S-18 are incorporated by reference into Item 13 of Part III.

                                     PART I

                        ITEM 1.  DESCRIPTION OF BUSINESS

GOLDEN MAPLE MINING AND LEACHING COMPANY, INC. (THE "COMPANY") HAS BEEN DELINQUENT IN THE FILING OF ITS PERIODIC REPORTS SINCE MAY 1993. THIS REPORT IS ONE OF SEVERAL REPORTS BEING FILED ESSENTIALLY SIMULTANEOUSLY IN ORDER TO BRING THE COMPANY CURRENT IN ITS REPORTING OBLIGATIONS. UNLESS OTHERWISE INDICATED THEREIN, THE REPORTS PROVIDE INFORMATION FOR THE PERIOD DESCRIBED IN THE COVER PAGE THEREOF TO WHICH IT RELATES. SUCH INFORMATION SHOULD BE CONSIDERED IN LIGHT OF ALL OTHER REPORTS FILED BY THE COMPANY, PARTICULARLY REPORTS BEING FILED FOR SUBSEQUENT PERIODS.

History and Organization

     The Company was incorporated under the laws of the State of Montana on August 13, 1981. The Company ceased its mining operations in 1985, and discontinued all business operations in 1990. The final mining claims held by the Company were dropped in 1993 because the Company did not have the funds to pay the annual assessment on such claims.

     On August 26, 1997, the shareholders of the Company authorized a reverse split of the 5,401,279 outstanding shares of common stock of the Company at the rate of one share for each twenty-five shares outstanding. The reverse spit reduced the number of outstanding shares to approximately 215,971. In addition, the shareholders approved an amendment to Article V of the Articles of Incorporation of the Company to increase the number of authorized shares of common stock to 50,000,000 and to reduce the par value to $.001.

     The Company is currently seeking potential business acquisitions or opportunities to enter into in an effort to commence business operations. The Company does not propose to restrict its search for a business opportunity to any particular industry or geographical area and may, therefore, engage in essentially any business in any industry. The Company has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions, and other factors.

     The selection of a business opportunity in which to participate is complex and risky. Additionally, as the Company has only limited resources, it may be difficult to find good opportunities. There can be no assurance that the Company will be able to identify and acquire any business opportunity based on management's business judgement.

     The activities of the Company are subject to several significant risks which arise primarily as a result of the fact that the Company has no specific business and may acquire or participate in a business opportunity based on the decision of management which potentially could act without the consent, vote, or approval of the Company's shareholders. The risks faced by the Company are further increased as a result of its lack of resources and its inability to provide a prospective business opportunity with significant capital.

                        ITEM 2.  DESCRIPTION OF PROPERTY

     Since 1990, the Company's administrative offices have been located at 421 Coeur d'Alene Avenue, Suite 3, Coeur d'Alene, Idaho 83814, which are the offices of Donald L. Hess, the president and a director of the Company. Mr. Hess has allowed the Company to use this office space without charge.

                           ITEM 3.  LEGAL PROCEEDINGS

     None

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended December 31, 1993.

                                     PART II

        ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is presently no public trading market for the common stock of the Company, and there has been no reported bid price of the stock since at least 1986.

     Since its inception the Company has not paid any dividends on its common stock and the Company does not anticipate that it will pay dividends in the foreseeable future.

     At September 2, 1997, the Company had approximately 359 shareholders of record as reported by the Company's transfer agent. The transfer agent for the Company is Idaho Stock Transfer Company, P.O. Box 2196, Coeur d'Alene, ID 83816-2196; telephone number (208) 664-3544.

       ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

     Since discontinuing operations in 1990, the Company has had no operations, other than the ownership of unpatented mining claims which were abandoned in August 1993. The Company was organized for the purpose of engaging in mining activities; however, the Company does not have any significant cash or other material assets, nor does it have an established source of revenues sufficient to cover operating costs and to allow it to continue as a going concern. The Company intends to take advantage of any reasonable business proposal presented which management believes will provide the Company and its stockholders with a viable business opportunity. The board of directors will make the final approval in determining whether to complete any acquisition, and, unless required by applicable law, the articles of incorporation, or the bylaws, or by contract, stockholders' approval will not be sought.

     The investigation of specific business opportunities and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and will require the Company to incur costs for payment of accountants, attorneys, and others. If a decision is made not to participate in or complete the acquisition of a specific business opportunity, the costs incurred in a related investigation will not be recoverable. Further, even if an agreement is reached for the participation in a specific business opportunity by way of investment or otherwise, the failure to consummate the particular transaction may result in a the loss to the Company of all related costs incurred.

     Currently, management is not able to determine the time or resources that will be necessary to locate and acquire or merge with a business prospect.
There is no assurance that the Company will be able to acquire an interest in any such prospects, products, or opportunities that may exist or that any activity of the Company, regardless of the completion of any transaction, will be profitable. If and when the Company locates a business opportunity, management of the Company will give consideration to the dollar amount of that entity's profitable operations and the adequacy of its working capital in determining the terms and conditions under which the Company would consummate such an acquisition. Potential business opportunities, no matter which form they may take, will most likely result in substantial dilution for the Company's shareholders due to the possible issuance of stock to acquire such an opportunity.

Liquidity and Capital Resources

     As of December 31, 1993, the Company had minimal assets of cash in the amount of $3,450 and liabilities in the amount of $191,012. The Company had no revenues and had losses of $26,101 from operating expenses and abandonment of mining claims. Since discontinuing operations in 1990, the Company has not generated revenue and it is unlikely that any revenue will be generated until the Company locates a business opportunity with which to acquire or merge. Management of the Company will be investigating various business opportunities. These efforts may cost the Company not only out-of-pocket expenses for its management, but also expenses associated with legal and accounting costs. Some expenses have been advanced by officers of the Company, but there is no arrangement or assurance that such officers will continue to advance such costs on behalf of the Company. There can also be no guarantees that the Company will receive any benefits from the efforts of management to locate such business opportunities.

     The Company has had no employees since discontinuing its operations and does not intend to employ anyone in the future, unless its present business operations were to change. The president of the Company is providing the Company with a location for its offices on a "rent free" basis. The Company is not paying salaries or other forms of compensation to any officers or directors of the Company for their time and effort. Unless otherwise agreed to by the Company, the Company does intend to reimburse its officers and director for out-of-pocket expenses.

Results of Operations

     The Company has not had any operations during the fiscal year ended December 31, 1993, and has not had any significant operations since discontinuing mining operations in 1985. Since that time, the Company's only operations have involved the negotiation of settlement of the Company's outstanding liabilities and the ownership of unpatented mining claims which were acquired in 1986 and abandoned in 1993.

                          ITEM 7.  FINANCIAL STATEMENTS

     The unaudited financial statements of the Company are attached to this annual report. These unaudited financial statements are included in reliance upon Rule 3-11 of Regulation S-X promulgated by the Securities and Exchange Commission.

             ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

            ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

General

     The following table sets forth as of September 2, 1997, the name, age, and position of the executive officers and directors of the Company and the term of office of such directors:



     Name              Age    Position(s)                   Director Since
     Donald L. Hess    68     Director & President          February 1997
     Howard M. Oveson  63     Director, President,          August 1997
                              Secretary, & Treasurer
     Rand Eardley      41     Director & Vice-President     August 1997


     Set forth below is certain biographical information regarding the Company's current executive officers and directors:

          DONALD L. HESS has worked as a certified public accountant since 1959. He has been an officer of the Company since February 1984.

          HOWARD M. OVESON has been self-employed since 1980 as a business consultant to private and public companies. Mr. Oveson has also been a director and the secretary/treasurer of Apex Minerals Corporation, a Delaware corporation, since July 1995, and a director and the president of Yellow Gold of Cripple Creek, Inc., a Colorado corporation, since July 1996. Each of these corporations is a reporting company with the Securities and Exchange Commission.

          RAND EARDLEY has worked as a licensed architect in the State of Utah since 1988. He has been employed as an architect by REA Architecture since September 1988. REA is owned by Mr. Eardley and is a design and architectural office providing services for commercial and residential construction.

Compliance with Section 16(a) of the Exchange Act

     The Company's common stock is not registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended, and therefore no disclosure is required pursuant to this item.

                        ITEM 10.  EXECUTIVE COMPENSATION

     According to information supplied by the president of the Company, there was no compensation awarded to, earned by, or paid to any of the executive officers of the Company or any of its subsidiaries during the year ended December 31, 1993, or the two prior fiscal years.

                     ITEM 11.  SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information furnished by current management concerning the ownership of common stock of the Company as of September 2, 1997, of (I) each person who is known to the Company to be the beneficial owner of more than 5 percent of the Common Stock; (ii) all directors and executive officers; and (iii) directors and executive officers of the Company as a group:

                              Amount and Nature
Name and Address              of Beneficial
of Beneficial Owner           Ownership(FN-1)          Percent of Class


Superior Funding Corp.        40,000                   18.52%
Attn:  Allen Tucker
57 Brant Ave.
Suite 200
Clark, NJ 07066


Joan and Ken Lonn             23,400                   10.83%
1025 - 8th Ave.
Auburn, WA 98002

Ruth Long                     23,188                   10.74%
P.O. Box 492
Osburn, ID 83849


Donald L. Hess                17,080                   7.91%
421 Coeur d'Alene Ave.
Suite 3
Coeur d'Alene, ID 83814

Howard M. Oveson              -0-

Rand Eardley                  -0-

Executive Officers and
Executive Officers and
Directors as a Group
(3 Persons)                   17,080                   7.91%


     (FN-1)Unless otherwise indicated, this column reflects amounts as to which the beneficial owner has sole voting power and sole investment power. The number of shares set forth in this table give effect to the one-for-twenty-five reverse split of the outstanding shares of common stock effective August 26, 1997.

     The Company is seeking potential business acquisitions or opportunities. (See "Item 1. Description of Business.") It is likely that such a transaction would result in a change of control of the Company, by virtue of issuing a controlling number of shares in the transaction, change of management, or otherwise.

            ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management and Others

     Since April 1997, Milagro Holdings, Inc., a corporation owned and controlled by Mr. Howard M. Oveson, an officer and a director of the Company, has advanced approximately $31,142 to the Company for the purpose of making payments for the benefit of the Company to the Company's auditor so that the Company may complete appropriate periodic reports for filing with the Securities and Exchange Commission. These advances have also been used to settle certain obligations owed by the Company to its former legal counsel and to the president of the Company, Mr. Donald L. Hess.

     Mr. Donald L. Hess, the president, a director, and a 5% shareholder of the Company, owns and controls, with his wife, Idaho Stock Transfer Company, the transfer agency for the Company. Management believes that the fees charged for the services performed by such transfer agency are equal to the fees which would have been charged by an unrelated transfer agency.

     Since the year ended December 31, 1996, the Company paid $5,000 to Donald
L. Hess, the president, a director, and a 5% shareholder of the Company, in full settlement of $49,675 owed to him for unpaid accounting services performed during the eleven year period ended December 31, 1996. The funds used for such settlement were furnished to the Company by Milagro Holding Company, Inc., a corporation owned and controlled by Mr. Howard M. Oveson, an officer and a director of the Company.

     Mr. Howard M. Oveson, an officer and a director of the Company, is also an officer and director of other public companies. These publicly held companies are also seeking business opportunities, and it is possible that conflicts between such entities and the Company for such business opportunities may arise. There is no agreement among such entities concerning such conflict.

     To the best of management's knowledge and except as otherwise set forth herein, during the fiscal year ended December 31, 1993, there were no material transactions, or series of similar transactions, since the beginning of the Company's prior fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security older who is known by the Company to own of record or beneficially more than 5% of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Certain Business Relationships

     According to information supplied by the president of the Company, during the fiscal year ended December 31, 1993, there were no material transactions between the Company and its management or principal shareholders.

Indebtedness of Management

     Unless otherwise disclosed herein or in the financial statements, there were no material transactions, or series of similar transactions, since the beginning of the Company's fiscal year ended December 31, 1993, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Transactions with Promoters

     The Company was formed more than five years ago, and therefore, transactions between the Company and its promoters or founders are not deemed to be material.

                ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements. The following unaudited financial statements are included in this report:

                                                                      PAGE

     Report of Terrence J. Dunne, Certified Public Accountant         F-1
     Balance Sheet as of December 31, 1993 and 1992                   F-2
     Statement of Operations for the fiscal years ended
          December 31, 1993, 1992, and 1991                           F-3
     Statement of Stockholders' Equity for the years ended
          December 31, 1993, 1992, and 1991                           F-4
     Statement of Cash Flows for the years ended December 31, 1993,
          1992, and 1991                                              F-5
     Notes to Financial Statements                                    F-6

     (a)(2) Exhibits. The following exhibits are included as part of this report:

     EXHIBIT NO.    DESCRIPTION OF EXHIBIT                       PAGE
     3.1            Articles of Incorporation                    *

     3.2            Amendment to Articles of Incorporation
                    dated March 28, 1983                         *

     3.3            Bylaws of the Company                        *

     *Incorporated by reference from the Company's registration statement on Form S-18 filed with the Securities and Exchange Commission, file no. 2-89616.

     (b) Reports on Form 8-K: No reports on Form 8-K were filed during the forth quarter of the fiscal year ended December 31, 1993.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   GOLDEN MAPLE MINING AND
                                   LEACHING COMPANY, INC.


Date:  September 10, 1997                    By  /s/Donald L. Hess, President

     In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacitates and on the dates indicated.


Date:  September 10, 1997          /s/ Howard M. Oveson, Director and
                                       Principal Financial and Accounting
                                       Officer

Date:  September 10, 1997          /s/ Donald L. Hess, Director


Date:  September 10, 1997          /s/ Rand Eardley, Director

                             GOLDEN MAPLE MINING AND
                              MINING COMPANY, INC.

                              FINANCIAL STATEMENTS

/Letterhead/
Member:
SEC PRACTICE SECTION OF THE AMERICAN       SUITE 100 WASHINGTON TRUST BANK BLDG.
INSTITUTE OF CERTIFIED                                          West 717 Sprague
PUBLIC ACCOUNTANTS                                     Spokane, Washington 99204
                                                                  (509) 747-6752
WASHINGTON SOCIETY OF CERTIFIED                               FAX (509) 455-8483
PUBLIC ACCOUNTANTS                                                    Since 1978

                           TERRANCE J. DUNNE, MBA, MST
                           Certified Public Accountant


To the Board of Directors
of Golden Maple Mining and
Leaching Company, Inc.

                               ACCOUNTANT'S REPORT
                               ___________________

The accompanying statement of financial position of Golden Maple Mining and Leaching Company, Inc., as of December 31, 1993 and December 31, 1992, and the related statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 1993, December 31, 1992, and December 31, 1991, were not audited by me, and accordingly, I do not express an opinion on them.




/S/ Terrance J. Dunne
Certified Public Accountant


Spokane, Washington
May 22, 1997

GOLDEN MAPLE MINING AND
LEACHING COMPANY, INC                      Statement of Financial Position as of
(Unaudited)                                           December 31, 1993 and 1992
________________________________________________________________________________


                                     ASSETS
                                     ------
                                                       1993           1992
                                                ------------   ------------
CURRENT ASSET - Cash                            $     3,450    $     5,520
                                                ------------   ------------
PROPERTY - Mining claims (Note 1)                                   15,000
                                                               ------------
TOTAL ASSETS                                    $     3,450    $    20,520
                                                ============   ============

                      LIABILITIES AND STOCKHOLDERS'  EQUITY
                     --------------------------------------
CURRENT LIABILITIES
  Accounts and interest payable                 $   125,166    $    82,240
  Advance from and accounts payable to
     related parties (Note 2)                        65,846         99,836
                                                ------------   ------------
       Total current liabilities                    191,012        182,076
                                                ------------   ------------
STOCKHOLDERS'  EQUITY
  Common stock; $.01 par value; 10,000,000
     shares authorized; 5,391,278 shares
     issued and outstanding                          53,913         53,913
  Additional paid-in capital                      1,155,044      1,155,044
  Accumulated deficit                            (1,396,519)    (1,370,513)
                                                ------------   ------------
       Total stockholders' equity                  (187,562)      (161,556)
                                                ------------   ------------
       TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY                                   $     3,450    $    20,520
                                                ============   ============


                             See Accountant's Report
    The accompanying notes are an integral part of these financial statements
GOLDEN MAPLE MINING AND
LEACHING COMPANY, INC.               Statement of Operations For the Years Ended
(Unaudited)                                    December 31, 1993, 1992, and 1991
________________________________________________________________________________

                                             1993           1992         1991
                                      ------------   ------------ ------------
REVENUE                               $       -0-    $       -0-  $       -0-
                                      ------------   ------------ ------------
OPERATING EXPENSES
  Loss on abandoned mining claims
     (Note 1)                              15,000
  Interest                                  8,661          8,540        8,812
  Professional fees                         1,775          2,961        6,668
  Fees and taxes                              570            573          681
  Office                                       95            344          303
  Travel                                                   1,371        1,000
                                      ------------   ------------ ------------
       Total operating expenses            26,101         13,789       17,464
                                      ------------   ------------ ------------
(LOSS) FROM OPERATIONS                    (26,101)       (13,789)     (17,464)
                                      ------------   ------------ ------------
OTHER INCOME
  Property settlement                                                  30,779
  Forgiveness of debt                                     55,366
  Interest                                     95            202        7,572
                                      ------------   ------------ ------------
       Total other income                      95         55,568       38,351
                                      ------------   ------------ ------------

INCOME (LOSS) BEFORE INCOME TAXES         (26,006)        41,779       20,887

PROVISION FOR INCOME TAXES (Note 5)

NET INCOME (LOSS)                     $   (26,006)   $    41,779  $    20,887
                                      ============   ============ ============
NET INCOME (LOSS) PER SHARE           $     (.005)   $      .008  $      .004
                                      ============   ============ ============

                             See Accountant's Report
    The accompanying notes are an integral part of these financial statements
GOLDEN MAPLE MINING AND
LEACHING COMPANY, INC.      Statement of Changes in Stockholders' Equity For the
(Unaudited)                        Years Ended December 31, 1993, 1992, and 1991
________________________________________________________________________________

                                           Common Stock      Additional
                                     -----------------------    Paid-In Accumulated
                              Shares    Amount    Capital       Deficit     Totals
                        -----------------------------------------------------------
Balances as of
December 31, 1990          5,387,278  $ 53,873 $1,154,884   $(1,433,179) $(224,422)

Issuance of common
stock for cash
at $.05 per share              4,000        40        160                      200

Net income                                                       20,887     20,887
                        -----------------------------------------------------------
Balances as of
December 31, 1991          5,391,278    53,913  1,155,044    (1,412,292)  (203,335)

Net income                                                       41,779     41,779
                        -----------------------------------------------------------
Balances as of
December 31,1992           5,391,278    53,913  1,155,044    (1,370,513)  (161,556)

Net (loss)                                                      (26,006)   (26,006)
                        -----------------------------------------------------------
Balances as of
December 31, 1993          5,391,278  $ 53,913 $1,155,044   $(1,396,519)$ (187,562)
                        ===========================================================


                               See Accountant's Report
      The accompanying notes are an integral part of these financial statements
GOLDEN MAPLE MINING AND
LEACHING COMPANY, INC.                     Statement of Cash Flows For the Years
(Unaudited)                              Ended December 31, 1993, 1992, and 1991
________________________________________________________________________________

                                                  1993        1992         1991
                                             ----------  ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                          $ (26,006)  $  41,779    $  20,887
  Adjustment: cost of abandoned mining
     claims                                     15,000
  Accounts payable and advances increase
   (decrease)                                    8,936    (103,966)      (3,170)
                                             ----------  ----------   ----------
       Net cash provided (used)
       by operating activities                  (2,070)    (62,187)      17,717
                                             ----------  ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Sale of equipment                                                      59,221
                                                                      ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on loan                                         (10,000)
  Proceeds from sale of common stock                                        200
                                                         ----------   ----------
       Net cash provided (used)
       by financing activities                             (10,000)         200
                                                         ----------   ----------
  NET INCREASE (DECREASE) IN CASH               (2,070)    (72,187)      77,138

  CASH AT BEGINNING OF YEAR                      5,520      77,707          569
                                             ----------  ----------   ----------
  CASH AT END OF YEAR                        $   3,450   $   5,520    $  77,707
                                             ==========  ==========   ==========

                             See Accountant's Report
    The accompanying notes are an integral part of these financial statements


GOLDEN MAPLE MINING AND
LEACHING COMPANY, INC.
(Unaudited)                                        Notes to Financial Statements
________________________________________________________________________________

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------------
     The Company was incorporated under the laws of the State of Montana on August 13, 1981, for the primary purpose of mining and operating a heap leaching plant for the processing of ore. During 1985, this facility was closed, and during 1993, the Company abandoned its last remaining property which consisted of 93 unpatented mining claims because the Company did not have adequate working capital, in order to pay the annual maintenance fee of $100 per mining claim to the U.S. Bureau of Land Management. Since then the Company has been dormant.

     The Company considers cash equivalents to be highly liquid investments with an original maturity of three months or less.

     Earnings (losses) per share are computed using the weighted average number of shares outstanding during the year.

     The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

NOTE 2   RELATED PARTY TRANSACTIONS
         --------------------------
     Several corporate officers have loaned various amounts of money to the Company.

NOTE 3   RISKS AND UNCERTAINTIES
         -----------------------

     During 1985, various agencies from the State of Montana claimed certain deficiencies against the company as a result of several environmental violations. The Company was unable to complete the required cleanup work due to a lack of funds. Thus, the Department of State Lands issued a Notice of Mining Permit Revocation and Bond Forfeiture on November 12, 1985. The Company also paid and was assessed various additional fines for the alleged environmental incidents.

     The Company had operated in the mining and leaching industry which carries with it certain inherent risks. It is possible that there could be future additional claims by various governmental agencies in regard to prior environmental contamination or other mining hazards.

GOLDEN MAPLE MINING AND
LEACHING COMPANY, INC.
(Unaudited)                                        Notes to Financial Statements
________________________________________________________________________________

NOTE 4   GOING CONCERN
         -------------
     As shown in the accompanying financial statements, the Company has a working capital deficiency. This factor creates and uncertainty about the Company's ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

NOTE 5   INCOME TAXES
         ------------
     The Company has a net operating loss carryover of $1,370,343 to the year ended December 31, 1994. These loss carryovers will commence to expire in 1998. The Company has not recorded a deferred tax asset for the possible future benefit of these loss carryovers because it is highly uncertain if the Company will realize any future taxable income.