Form 10KSB
period 1994-12-31
GOLDEN MAPLE MINING & LEACHING CO INC
filed 1997-09-16
CIK 700815

Page 1
                                   UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   Form 10-KSB

(Mark One)
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTO OF 1934

     For the fiscal year ended December 31, 1994

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

                           ITEM 3.  LEGAL PROCEEDINGS

     None

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended December 31, 1994.

Page 4
                                     PART II

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

Liquidity and Capital Resources

     As of December 31, 1994, the Company had minimal assets of cash in the amount of $2,595 and liabilities in the amount of $186,365. The Company had no revenues and had losses of $11,798 from operating expenses and abandonment of mining claims. Since discontinuing operations in 1990, the Company has not generated revenue and it is unlikely that any revenue will be generated until the Company locates a business opportunity with which to acquire or merge. Management of the Company will be investigating various business opportunities. These efforts may cost the Company not only out-of-pocket expenses for its management, but also expenses associated with legal and accounting costs. Some expenses have been advanced by officers of the Company, but there is no arrangement or assurance that such officers will continue to advance such costs on behalf of the Company. There can also be no guarantees that the Company will receive any benefits from the efforts of management to locate such business opportunities.

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

Results of Operations

     The Company has not had any operations during the fiscal year ended December 31, 1994, and has not had any significant operations since discontinuing mining operations in 1985. Since that time, the Company's only operations have involved the negotiation of settlement of the Company's outstanding liabilities and the ownership of unpatented mining claims which were acquired in 1986 and abandoned in 1993.

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

                        ITEM 10.  EXECUTIVE COMPENSATION

     According to information supplied by the president of the Company, there was no compensation awarded to, earned by, or paid to any of the executive officers of the Company or any of its subsidiaries during the year ended December 31, 1994, or the two prior fiscal years.

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

     To the best of management's knowledge and except as otherwise set forth herein, during the fiscal year ended December 31, 1994, there were no material transactions, or series of similar transactions, since the beginning of the Company's prior fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security older who is known by the Company to own of record or beneficially more than 5% of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Certain Business Relationships

     According to information supplied by the president of the Company, during the fiscal year ended December 31, 1994, there were no material transactions between the Company and its management or principal shareholders.

Indebtedness of Management

     Unless otherwise disclosed herein or in the financial statements, there were no material transactions, or series of similar transactions, since the beginning of the Company's fiscal year ended December 31, 1994, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Transactions with Promoters

     The Company was formed more than five years ago, and therefore, transactions between the Company and its promoters or founders are not deemed to be material.

                ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements. The following unaudited financial statements are included in this report:

                                                                       PAGE
     Report of Terrence J. Dunne, Certified Public Accountant           F-1
     Balance Sheet as of December 31, 1994 and 1993                     F-2
     Statement of Operations for the fiscal years ended December 31,
        1994, 1993, and 1992                                            F-3
     Statement of Stockholders' Equity for the years ended December
        31, 1994, 1993, and 1992                                        F-4
     Statement of Cash Flows for the years ended December 31,
        1994, 1993, and 1992                                            F-5
     Notes to Financial Statements                                      F-6

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

     (b) Reports on Form 8-K: No reports on Form 8-K were filed during the forth quarter of the fiscal year ended December 31, 1994.

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


Date:  September 10, 1997          /s/ Howard M. Oveson, Director and
                                   Principal Financial and Accounting Officer

Date:  September 10, 1997          /s/ Donald L. Hess, Director


Date:  September 10, 1997          /s/ Rand Eardley, Director

                             GOLDEN MAPLE MINING AND
                             LEACHING COMPANY, INC.

                                   (UNAUDITED)
                              FINANCIAL STATEMENTS

/Letterhead/
Member:
SEC PRACTICE SECTION OF THE AMERICAN      SUITE 1100 WASHINGTON TRUST BANK BLDG
INSTITUTE OF CERTIFIED                                         West 717 Sprague
PUBLIC ACCOUNTANTS                                    Spokane, Washington 99204
                                                                 (509) 747-6752
To the Board of Directors                                   Fax: (509) 455-8483
of Golden Maple Mining and                                           Since 1978
Leaching Company, Inc.

                           TERRANCE J. DUNNE, MBA, MST
                           Certified Public Accountant



To the Board of Directors
of Golden Maple Mining and
Leaching Company


                               ACCOUNTANT'S REPORT
                               -------------------

The accompanying statement of financial position of Golden Maple Mining and Leaching Company, Inc. as of December 31, 1994 and December 31, 1993, and the related statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 1994, December 31, 1993, and December 31, 1992 were not audited by me, and accordingly, I do not express an opinion on them.






/S/ Terrance J. Dunne
Terrence J. Dunne
Certified Public Accountant

Spokane, Washington
May 22, 1997

GOLDEN MAPLE MINING AND
LEACHING COMPANY, INC                      Statement of Financial Position as of
(Unaudited)                                           December 31, 1994 and 1993
________________________________________________________________________________

                                     ASSETS
                                     ------
                                                            1994           1993
                                                     ------------   ------------
CURRENT ASSET - Cash                                 $     2,595    $     3,450
                                                     ------------   ------------
       TOTAL ASSETS                                  $     2,595    $     3,450
                                                     ============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                     --------------------------------------
CURRENT LIABILITIES
 Accounts payable                                    $    67,567    $    82,790
 Interest payable                                         59,634         42,376
 Advances from and accounts payable
     to related parties (Note 2)                          59,164         65,846
                                                     ------------   ------------
       Total current liabilities                         186,365        191,012
                                                     ------------   ------------
STOCKHOLDERS' EQUITY
 Common stock; $.01 par value;
     10,000,000 shares authorized;
     5,401,279 shares issued and
     outstanding as of December 31,
     1994 and 5,391,278 shares issued
     and outstanding as of December
     31, 1993                                             54,013         53,913
 Additional paid-in capital                            1,158,066      1,155,044
 Accumulated deficit                                  (1,395,849)    (1,396,519)
                                                     ------------   ------------
       Total stockholders' equity                       (183,770)      (187,562)
                                                     ------------   ------------
       TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                          $     2,595    $     3,450
                                                     ============   ============

                             See Accountant's Report
    The accompanying notes are an integral part of these financial statements

GOLDEN MAPLE MINING AND
LEACHING COMPANY, INC.               Statement of Operations For the Years Ended
(Unaudited)                                    December 31, 1994, 1993, and 1992
________________________________________________________________________________

                                             1994           1993           1992
                                      ------------   ------------   ------------
REVENUE                               $       -0-    $       -0-    $       -0-
                                      ------------   ------------   ------------
OPERATING EXPENSES
 Loss on abandoned mining claims                          15,000
 Interest                                   9,596          8,661          8,540
 Professional fees                          2,028          1,775          2,961
 Fees and taxes                                80            570            573
 Office                                        94             95            344
 Travel                                                                   1,371
                                      ------------   ------------   ------------
       Total operating expenses            11,798         26,101         13,789
                                      ------------   ------------   ------------
(LOSS) FROM OPERATIONS                    (11,798)       (26,101)       (13,789)
                                      ------------   ------------   ------------
OTHER INCOME
 Forgiveness of debt                       12,399                        55,366
 Interest                                      69             95            202
                                      ------------   ------------   ------------
       Total other income                  12,468             95         55,568
                                      ------------   ------------   ------------
INCOME (LOSS) BEFORE INCOME TAXES             670        (26,006)        41,779

PROVISION FOR INCOME TAXES (Note 5)

NET INCOME (LOSS)                     $       670    $   (26,006)   $    41,779
                                      ============   ============   ============
NET INCOME (LOSS) PER SHARE           $       NIL    $     (.005)   $      .008
                                      ============   ============   ============

                             See Accountant's Report
    The accompanying notes are an integral part of these financial statements

GOLDEN MAPLE MINING AND
LEACHING COMPANY, INC.   Statement of Changes in Stockholders' Equity For the
(Unaudited)                     Years Ended December 31, 1994, 1993, and 1992
________________________________________________________________________________

                                Common Stock     Additional
                         -----------------------    Paid-In     Accumulated
                              Shares    Amount      Capital      Deficit     Totals
                         ------------------------------------------------------------

Balances as of
December 31, 1991          5,391,278  $ 53,913   $1,155,044  $(1,412,292) $(203,335)

Net income                                                        41,779     41,779
                        ------------------------------------------------------------
Balances as of
December 31,1992           5,391,278    53,913    1,155,044   (1,370,513)  (161,556)

Net (loss)                                                       (26,006)   (26,006)
                        ------------------------------------------------------------
Balances as of
December 31,1993           5,391,278    53,913    1,155,044   (1,396,519)  (187,562)

Issuance of common
stock for debt
at $.312 per share            10,001       100        3,022                   3,122

Net income                                                           670        670
                        ------------------------------------------------------------
Balances as of
December 31, 1994          5,401,279  $ 54,013   $1,158,066  $(1,395,849) $(183,770)
                        ============================================================

                               See Accountant's Report
      The accompanying notes are an integral part of these financial statements

GOLDEN MAPLE MINING AND
LEACHING COMPANY, INC.                    Statement of Cash Flows For the Years
(Unaudited)                             Ended December 31, 1994, 1993, and 1992
________________________________________________________________________________

                                              1994           1993          1992
                                       ------------   ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                    $       670    $   (26,006)  $    41,779
  Adjustment: cost of abandoned
   mining claims                                           15,000
  Accounts payable and advances
   increase (decrease)                      (4,647)         8,936      (103,966)
                                       ------------   ------------  ------------
      Net cash provided (used) by
      operating activities                  (3,977)        (2,070)      (62,187)
                                       ------------   ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock for debt          3,122
  Payments on loans                                                     (10,000)
                                       ------------                 ------------
      Net cash provided (used)
      by financing activities                3,122                      (10,000)
                                       ------------                 ------------
      NET INCREASE (DECREASE) IN CASH         (855)        (2,070)      (72,187)

      CASH AT BEGINNING OF YEAR              3,450          5,520        77,707
                                       ------------   ------------  ------------
      CASH AT END OF YEAR              $     2,595    $     3,450   $     5,520
                                       ============   ============  ============

                             See Accountant's Report
    The accompanying notes are an integral part of these financial statements

GOLDEN MAPLE MINING AND
LEACHING COMPANY, INC.
(Unaudited)                                       Notes to Financial Statements
________________________________________________________________________________


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
         -------------------------------------------------

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

NOTE 2 - RELATED PARTY TRANSACTIONS
         ---------------------------
         Several corporate officers have loaned various amounts of money to the Company.

NOTE 3 - RISKS AND UNCERTAINTIES
         ------------------------
         During 1985, various agencies from the State of Montana claimed certain deficiencies against the company as a result of several environmental violations. The Company was unable to complete the required cleanup work due to a lack of funds. Thus, the Department of State Lands issued a Notice of Mining Permit Revocation and Bond Forfeiture on November 12, 1985. The Company also paid and was assessed various additional fines for the alleged environmental incidents.

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

NOTE 4 - GOING CONCERN
         --------------
         As shown in the accompanying financial statements, the Company has a working capital deficiency. This factor creates and uncertainty about the Company's ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

NOTE 5 - INCOME TAXES
         -------------

        The Company has a net operating loss carryover of $1,395,800 to the year ended December 31, 1995. These loss carryovers will commence to expire in 1998. The Company has not recorded a deferred tax asset for the possible future benefit of these loss carryovers because it is highly uncertain if the Company will realize any future taxable income.