Form 10KSB
period 1995-12-31
GOLDEN MAPLE MINING & LEACHING CO INC
filed 1997-09-16
CIK 700815

Page 1
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   Form 10-KSB

(Mark One)
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTO OF 1934

     For the fiscal year ended December 31, 1995

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

                           ITEM 3.  LEGAL PROCEEDINGS

     None
         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended December 31, 1995.

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

Liquidity and Capital Resources

     As of December 31, 1995, the Company had minimal assets of cash in the amount of $1,727 and liabilities in the amount of $197,541. The Company had no revenues and had losses of $12,101 from operating expenses and abandonment of mining claims. Since discontinuing operations in 1990, the Company has not generated revenue and it is unlikely that any revenue will be generated until the Company locates a business opportunity with which to acquire or merge. Management of the Company will be investigating various business opportunities. These efforts may cost the Company not only out-of-pocket expenses for its management, but also expenses associated with legal and accounting costs. Some expenses have been advanced by officers of the Company, but there is no arrangement or assurance that such officers will continue to advance such costs on behalf of the Company. There can also be no guarantees that the Company will receive any benefits from the efforts of management to locate such business opportunities.

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

Results of Operations

     The Company has not had any operations during the fiscal year ended December 31, 1995, and has not had any significant operations since discontinuing mining operations in 1985. Since that time, the Company's only operations have involved the negotiation of settlement of the Company's outstanding liabilities and the ownership of unpatented mining claims which were acquired in 1986 and abandoned in 1993.

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

                        ITEM 10.  EXECUTIVE COMPENSATION

     According to information supplied by the president of the Company, there was no compensation awarded to, earned by, or paid to any of the executive officers of the Company or any of its subsidiaries during the year ended December 31, 1995, or the two prior fiscal years.

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

     To the best of management's knowledge and except as otherwise set forth herein, during the fiscal year ended December 31, 1995, there were no material transactions, or series of similar transactions, since the beginning of the Company's prior fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security older who is known by the Company to own of record or beneficially more than 5% of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Certain Business Relationships

     According to information supplied by the president of the Company, during the fiscal year ended December 31, 1995, there were no material transactions between the Company and its management or principal shareholders.

Indebtedness of Management

     Unless otherwise disclosed herein or in the financial statements, there were no material transactions, or series of similar transactions, since the beginning of the Company's fiscal year ended December 31, 1995, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Transactions with Promoters

     The Company was formed more than five years ago, and therefore, transactions between the Company and its promoters or founders are not deemed to be material.

Page 10
                ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements. The following unaudited financial statements are included in this report:
                                                                            PAGE
     Report of Terrence J. Dunne, Certified Public Accountant                F-1
     Balance Sheet as of December 31, 1995 and 1994                          F-2
     Statement of Operations for the fiscal years ended December 31,
       1995, 1994, and 1993                                                  F-3
     Statement of Stockholders' Equity for the years ended December 31,
       1995, 1994, and 1993                                                  F-4
     Statement of Cash Flows for the years ended December 31, 1995,
       1994, and 1993                                                        F-5
     Notes to Financial Statements                                           F-6

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

     (b) Reports on Form 8-K: No reports on Form 8-K were filed during the forth quarter of the fiscal year ended December 31, 1995.

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

                           TERRANCE J. DUNNE, MBA, MST
                           Certified Public Accountant


To the Board of Directors
of Golden Maple Mining and
Leaching Company, Inc.


                               ACCOUNTANT'S REPORT
                              --------------------

The accompanying statement of financial position of Golden Maple Mining and Leaching Company, Inc. as of December 31, 1995 and December 31, 1994, and the related statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 1995, December 31, 1994, and December 31, 1993 were not audited by me, and accordingly, I do not express an opinion on them.






/S/ Terrance J. Dunne
Terrence J. Dunne
Certified Public Accountant

Spokane, Washington
May 22, 1997

GOLDEN MAPLE MINING AND
LEACHING COMPANY, INC                     Statement of Financial Position as of
(Unaudited)                                          December 31, 1995 and 1994
________________________________________________________________________________

                                     ASSETS
                                     -------
                                                            1995           1994
                                                     ------------   ------------
CURRENT ASSET - Cash                                 $     1,727    $     2,595
                                                     ------------   ------------
TOTAL ASSETS                                         $     1,727    $     2,595
                                                     ============   ============

                      LIABILITIES AND STOCKHOLDERS'  EQUITY
                     --------------------------------------

CURRENT LIABILITIES                                                                  Accounts payable  $    67,769    $    67,567
   Interest payable                                       70,092         59,634
   Advances from and accounts payable to
      related parties (Note 2)                            59,680         59,164
                                                     ------------   ------------
        Total current liabilities                        197,541        186,365
                                                     ------------   ------------
STOCKHOLDERS'  EQUITY
   Common stock; $.01 par value; 10,000,000
      shares authorized; 5,401,279 shares issued
      and outstanding                                     54,013         54,013
   Additional paid-in capital                          1,158,066      1,158,066
   Accumulated deficit                                (1,407,893)    (1,395,849)
                                                     ------------   ------------
        Total stockholders' equity                      (195,814)      (183,770)
                                                     ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $     1,727    $     2,595
                                                     ============   ============

                             See Accountant's Report
    The accompanying notes are an integral part of these financial statements
GOLDEN MAPLE MINING AND
LEACHING COMPANY, INC.              Statement of Operations For the Years Ended
(Unaudited)                                   December 31, 1995, 1994, and 1993
________________________________________________________________________________

                                             1995           1994           1993
                                      ------------   ------------   ------------
REVENUE                               $       -0-    $       -0-    $       -0-
                                      ------------   ------------   ------------
OPERATING EXPENSES
  Loss on abandoned mining claims                                        15,000
  Interest                                 10,458          9,596          8,661
  Professional fees                         1,469          2,028          1,775
  Fees and taxes                               80             80            570
  Office                                       94             94             95
                                      ------------   ------------   ------------
      Total operating expenses             12,101         11,798         26,101
                                      ------------   ------------   ------------

(LOSS) FROM OPERATIONS                    (12,101)       (11,798)       (26,101)
                                      ------------   ------------   ------------
OTHER INCOME
  Forgiveness of debt                                     12,399
  Interest                                     57             69             95
                                      ------------   ------------   ------------
      Total other income                       57         12,468             95
                                      ------------   ------------   ------------
INCOME (LOSS) BEFORE INCOME TAXES         (12,044)           670        (26,006)

PROVISION FOR INCOME TAXES (Note 5)

NET INCOME (LOSS)                     $   (12,044)   $       670    $   (26,006)
                                      ============   ============   ============
NET INCOME (LOSS) PER SHARE           $     (.002)   $       NIL    $     (.005)
                                      ============   ============   ============

                             See Accountant's Report
    The accompanying notes are an integral part of these financial statements

GOLDEN MAPLE MINING AND
LEACHING COMPANY, INC.      Statement of Changes in Stockholders' Equity For the
(Unaudited)                       Years Ended December 31, 1995, 1994, and 1993
________________________________________________________________________________

                               Common Stock     Additional
                     --------------------------    Paid-In  Accumulated
                            Shares      Amount     Capital      Deficit     Totals
                     --------------------------------------------------------------
Balances as of
December 31, 1992        5,391,278    $ 53,913   $1,155,044 $(1,370,513) $(161,556)

Net (loss)                                                      (26,006)   (26,006)
                     --------------------------------------------------------------
Balances as of
December 31, 1993        5,391,278      53,913    1,155,044  (1,396,519)  (187,562)

Issuance of common
stock for debt at
$.312 per share             10,001         100        3,022                  3,122

Net income                                                          670        670
                     --------------------------------------------------------------
Balances as of
December 31, 1994        5,401,279      54,013    1,158,066  (1,395,849)  (183,770)

Net (loss)                                                      (12,044)   (12,044)
                     --------------------------------------------------------------
Balances as of
December 31, 1995        5,401,279    $ 54,013   $1,158,066 $(1,407,893) $(195,814)
                     ==============================================================

                               See Accountant's Report
      The accompanying notes are an integral part of these financial statements

GOLDEN MAPLE MINING AND
LEACHING COMPANY, INC.                     Statement of Cash Flows For the Years
(Unaudited)                              Ended December 31, 1995, 1994, and 1993
________________________________________________________________________________

                                             1995           1994           1993
                                      ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                   $   (12,044)   $       670    $   (26,006)
  Adjustment: cost of abandoned
   mining claims                                                         15,000
  Accounts payable and advances
   increase (decrease)                     11,176         (4,647)         8,936
                                      ------------   ------------   ------------
     Net cash provided (used)
    by operating activities                  (868)        (3,977)        (2,070)
                                      ------------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock for debt                        3,122
                                                     ------------
NET INCREASE (DECREASE) IN CASH              (868)          (855)        (2,070)

CASH AT BEGINNING OF YEAR                   2,595          3,450          5,520
                                      ------------   ------------   ------------

CASH AT END OF YEAR                   $     1,727    $     2,595    $     3,450
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

NOTE 2 - RELATED PARTY TRANSACTIONS
         --------------------------

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

NOTE 5 - INCOME TAXES
      -------------

     The Company has a net operating loss carryover of $1,394,831 to the year ended December 31, 1996. These loss carryovers will commence to expire in 1998. The Company has not recorded a deferred tax asset for the possible future benefit of these loss carryovers because it is highly uncertain if the Company will realize any future taxable income.