Form 10KSB
period 1996-12-31
GOLDEN MAPLE MINING & LEACHING CO INC
filed 1997-09-16
CIK 700815

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   Form 10-KSB

(Mark One)
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTO OF 1934

     For the fiscal year ended December 31, 1996

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

                           ITEM 3.  LEGAL PROCEEDINGS

     None

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended December 31, 1996.

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

Liquidity and Capital Resources

     As of December 31, 1996, the Company had minimal assets of cash in the amount of $840 and liabilities in the amount of $216,598. The Company had no revenues and had losses of $12,945 from operating expenses. Since discontinuing operations in 1990, the Company has not generated revenue and it is unlikely that any revenue will be generated until the Company locates a business opportunity with which to acquire or merge. Management of the Company will be investigating various business opportunities. These efforts may cost the Company not only out-of-pocket expenses for its management, but also expenses associated with legal and accounting costs. Some expenses have been advanced by officers of the Company, but there is no arrangement or assurance that such officers will continue to advance such costs on behalf of the Company. There can also be no guarantees that the Company will receive any benefits from the efforts of management to locate such business opportunities.

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

Results of Operations

     The Company has not had any operations during the fiscal year ended December 31, 1996, and has not had any significant operations since discontinuing mining operations in 1985. Since that time, the Company's only operations have involved the negotiation of settlement of the Company's outstanding liabilities and the ownership of unpatented mining claims which were acquired in 1986 and abandoned in 1993.

                          ITEM 7.  FINANCIAL STATEMENTS

     The financial statements of the Company are attached to this annual report.



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

                        ITEM 10.  EXECUTIVE COMPENSATION

     According to information supplied by the president of the Company, there was no compensation awarded to, earned by, or paid to any of the executive officers of the Company or any of its subsidiaries during the year ended December 31, 1996, or the two prior fiscal years.

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

     To the best of management's knowledge and except as otherwise set forth herein, during the fiscal year ended December 31, 1996, there were no material transactions, or series of similar transactions, since the beginning of the Company's prior fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security older who is known by the Company to own of record or beneficially more than 5% of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Certain Business Relationships

     According to information supplied by the president of the Company, during the fiscal year ended December 31, 1996, there were no material transactions between the Company and its management or principal shareholders.

Indebtedness of Management

     Unless otherwise disclosed herein or in the financial statements, there were no material transactions, or series of similar transactions, since the beginning of the Company's fiscal year ended December 31, 1996, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Transactions with Promoters

     The Company was formed more than five years ago, and therefore, transactions between the Company and its promoters or founders are not deemed to be material.

                ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements. The following financial statements are included in this report:

                                                                      PAGE
     Report of Terrence J. Dunne, Certified Public Accountant         F-1
     Balance Sheet as of December 31, 1996                            F-2
     Statement of Operations for the fiscal year ended December 31,
       1996                                                           F-3
     Statement of Stockholders' Equity for the year ended December
       31, 1996                                                       F-4
     Statement of Cash Flows for the year ended December 31, 1996     F-5
     Notes to Financial Statements                                    F-6

     (a)(2) Exhibits. The following exhibits are included as part of this report:

     EXHIBIT NO.    DESCRIPTION OF EXHIBIT                       PAGE

     3.1            Articles of Incorporation                    *

     3.2            Amendment to Articles of Incorporation
                    dated March 28, 1983                         *

     3.3            Bylaws of the Company                        *

     3.4            Amendment to Bylaws dated June 5, 1997

     23             Consent of auditor

        *Incorporated by reference from the Company's registration statement on Form S-18 filed with the Securities and Exchange Commission, file no. 2-89616.

     (b) Reports on Form 8-K: No reports on Form 8-K were filed during the forth quarter of the fiscal year ended December 31, 1996.

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


Date:  September 10, 1997          /s/ Howard M. Oveson, Director and
                                   Principal Financial and Accounting Officer

Date:  September 10, 1997          /s/ Donald L. Hess, Director

Date:  September 10, 1997          /s/ Rand Eardley, Director

                             GOLDEN MAPLE MINING AND
                             LEACHING COMPANY, INC,

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 1996

                                    CONTENTS
                                    --------

                                                                   Page
                                                                   ----
     Independent Auditor's Report                                     1

     Statement of Financial Position as of December 31, 1996          2

     Statement of Operations For the Year Ended December 31, 1996     3

     Statement of Changes in Stockholders' Equity For the Year
     Ended December 31, 1996                                          4

     Statement of Cash Flows For the Year Ended December 31,
     1996                                                             5

     Notes to Financial Statements                                  6-7

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

                           TERRANCE J. DUNNE, MBA, MST
                           Certified Public Accountant

To the Board of Directors
of Golden Maple Mining and
Leaching Company, Inc.


                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------


I have audited the statement of financial position of Golden Maple Mining and Leaching Company, Inc. as of December 31, 1996, and the related statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentations. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Golden Maple Mining and Leaching Company, Inc. as of December 31, 1996, and the results of operations, changes in stockholders' equity and cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Given the facts that the Company is basically inactive, has incurred recent losses, and has a working capital deficiency, there is substantial doubt about its ability to continue as a going concern (see note 4). These financial statements do not include any adjustments that might result from the outcome of these financial situations.


/S/ Terrance J. Dunne
Terrence J. Dunne
Certified Public Accountant

Spokane, Washington
July 2, 1997

GOLDEN MAPLE MINING AND                         Statement of Financial Position
LEACHING COMPANY, INC.                                  as of December 31, 1996
________________________________________________________________________________

                                     ASSETS
                                     -------

CURRENT ASSETS - Cash                                       $       840
                                                            ------------
TOTAL ASSETS                                                $       840
                                                            ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
     Accounts payable                                       $    75,187
     Interest payable to related party                           81,524
     Advances from and accounts payable to
      related parties (Note 2)                                   59,887
                                                            ------------
       Total Current Liabilities                                216,598
                                                            ------------

STOCKHOLDERS' EQUITY
     Common stock; $.01 par value; 10,000,000 shares
      authorized; 5,401,279 shares issued and outstanding        54,013
     Additional paid-in capital                               1,158,066
     Accumulated deficit                                     (1,427,837)
                                                            ------------

       Total Stockholders' Equity                              (215,758)
                                                            ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $       840
                                                            ============

    The accompanying notes are an integral part of these financial statements

GOLDEN MAPLE MINING AND                         Statement of Operations For the
LEACHING COMPANY, INC.                             Year Ended December 31, 1996
________________________________________________________________________________

REVENUE                                                     $       -0-
                                                            ------------
OPERATING EXPENSES
     Interest                                                    11,432
     Accounting and legal                                         1,354
     Office                                                         159
                                                            ------------
       Total Operating Expenses                                  12,945
                                                            ------------
(LOSS) FROM OPERATIONS                                          (12,945)
                                                            ------------
OTHER INCOME
      Interest                                                       22
                                                            ------------
NET (LOSS)                                                  $   (12,923)
                                                            ============
NET (LOSS) PER SHARE                                        $    (0.002)
                                                            ============

    The accompanying notes are an integral part of these financial statements

GOLDEN MAPLE MINING AND                        Statement of Stockholders' Equity
LEACHING COMPANY, INC.                      For the Year Ended December 31, 1996
________________________________________________________________________________



                               Common Stock      Additional
                       ------------------------     Paid In  Accumulated
                              Shares    Amount      Capital      Deficit     Totals
                       -------------------------------------------------------------
Balances as of
December 31, 1996          5,401,279  $ 54,013   $1,158,066  $(1,407,893)  $(195,814)

Prior period
adjustment (Note 5)                                               (7,021)     (7,021)

Net (loss)                                                       (12,923)    (12,923)
                        -------------------------------------------------------------

Balances as of
December 31, 1996          5,401,279  $ 54,013   $1,158,066  $(1,427,837)  $(215,758)
                        =============================================================

      The accompanying notes are an integral part of these financial statements

GOLDEN MAPLE MINING AND                         Statement of Cash Flows For the
LEACHING COMPANY, INC.                             Year Ended December 31, 1996
________________________________________________________________________________


CASH FLOWS FROM OPERATING ACTIVITIES
    Net (loss)                                                      $   (12,923)
    Deduct non-current expense item included in accounts
      payable increase:
       Prior period adjustment                                           (7,021)
    Increase in accounts payable                                          7,418
    Increase in interest payable                                         11,432
    Increase in advances from related party                                 207
                                                                    ------------

         Net Cash Used in Operating Activities                             (887)
                                                                    ------------

NET DECREASE IN CASH                                                       (887)

CASH AT BEGINNING OF YEAR                                                 1,727
                                                                    ------------
CASH AT END OF YEAR                                                 $       840
                                                                    ============

    The accompanying notes are an integral part of these financial statements

GOLDEN MAPLE MINING AND
LEACHING COMPANY, INC.                            Notes to Financial Statements
________________________________________________________________________________

NOTE 1 -  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
          ------------------------------------------------

     The Company was incorporated under the laws of the State of Montana on August 13, 1981, for the primary purpose of mining and operating a heap leaching plant for the processing of ore. During 1985, this facility was closed, and during 1993, the Company abandoned its last remaining property which consisted of 93 unpatented mining claims because the Company did not have adequate working capital in order to pay the annual maintenance fee of $100 per mining claim to the U.S. Bureau of Land Management. Since then the Company has been dormant.

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

NOTE 2 -  RELATED PARTY TRANSACTIONS
          --------------------------

     Several corporate officers have loaned various amounts of money to the Company, and these amounts are due on demand.

NOTE 3 -  RISKS AND UNCERTAINTIES
          -----------------------
     During 1985, various agencies from the State of Montana claimed certain deficiencies against the company as a result of several environmental violations. Th e Company was unable to complete the required cleanup work due to a lack of funds. Thus, the Department of State Lands issued a Notice of Mining Permit Revocation and Bond Forfeiture on November 12, 1985. The Company also paid and was assessed various additional fines for the alleged environmental incidents.

     The Company had operated in the mining and leaching industry which carries with it certain inherent risks. It is possible that there could be future additional claims by various governmental agencies in regard to prior environmental contamination or other mining hazards.

GOLDEN MAPLE MINING AND
LEACHING COMPANY, INC.                            Notes to Financial Statements

NOTE 4 -  GOING CONCERN
          -------------

     As shown in the accompanying financial statements, the Company has a working capital deficiency. This factor creates and uncertainty about the Company's ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

NOTE 5 -  PRIOR PERIOD ADJUSTMENT
          -----------------------
     The Company recorded $7,021 in accounts payable which is accounted for as a correction of an error, and should have been recorded as accounts payable in prior years.

NOTE 6 -  INCOME TAXES
          ------------

     The Company has a net operating loss carryover of $1,427,667 to the year ended December 31, 1997. These loss carryovers will commence to expire in 1998. The company has not recorded a deferred tax asset for the possible future benefit of these loss carryovers because it is highly uncertain if the Company will realize any future taxable income.