Form 10QSB
period 1996-03-31
GOLDEN MAPLE MINING & LEACHING CO INC
filed 1997-09-17
CIK 700815

                            UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                                Form 10-QSB


(Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTO OF 1934

     For the quarter ended March 31, 1996

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

NOTE: GOLDEN MAPLE MINING AND LEACHING COMPANY, INC. (THE "COMPANY") HAS BEEN DELINQUENT IN THE FILING OF ITS PERIODIC REPORTS SINCE MAY 1993. THIS REPORT IS ONE OF SEVERAL REPORTS BEING FILED ESSENTIALLY SIMULTANEOUSLY IN ORDER TO BRING THE COMPANY CURRENT IN ITS REPORTING OBLIGATIONS. UNLESS OTHERWISE INDICATED THEREIN, THE REPORTS PROVIDE INFORMATION FOR THE PERIOD DESCRIBED IN THE COVER PAGE THEREOF TO WHICH IT RELATES. SUCH INFORMATION SHOULD BE CONSIDERED IN LIGHT OF ALL OTHER REPORTS FILED BY THE COMPANY, PARTICULARLY REPORTS BEING FILED FOR SUBSEQUENT PERIODS.

                                     PART I

                          ITEM 1.  FINANCIAL STATEMENTS

     The financial statements attached hereto and included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles nave been condensed or omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. These financial statements should be read in conjunction with the accompanying notes, and with the historical financial information of the Company.

                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Liquidity and Capital Resources

     As of March 31, 1996, the Company had minimal assets of cash in the amount of $1,711 and liabilities in the amount of $197,541, as compared to assets and liabilities of $1,727 and $197,541, respectively, for the year ended December 31, 1995. The Company had no revenues and had losses of $16 for the three months ended March 31, 1996. Since discontinuing operations in 1990, the Company has not generated revenue and it is unlikely that any revenue will be generated until the Company locates a business opportunity with which to acquire or merge. Management of the Company will be investigating various business opportunities. These efforts may cost the Company not only out-of-pocket expenses for its management, but also expenses associated with legal and accounting costs. Some expenses have been advanced by officers of the Company, but there is no arrangement or assurance that such officers will continue to advance such costs on behalf of the Company. There can also be no guarantees that the Company will receive any benefits from the efforts of management to locate such business opportunities.

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

Results of Operations

     The Company has not had any operations during the period ended March 31, 1996, and has not had any significant operations since discontinuing mining operations in 1985. Since that time, the Company's only operations have involved the negotiation of settlement of the Company's outstanding liabilities and the ownership of unpatented mining claims which were acquired in 1986 and abandoned in 1993.

                           PART II  OTHER INFORMATION

                           ITEM 1.  LEGAL PROCEEDINGS

     None

                         ITEM 2.  CHANGES IN SECURITIES

     None

                     ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                           ITEM 5.  OTHER INFORMATION

     None

                    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.  The following exhibits are included as part of this report:

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

(b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter covered by this report.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                   GOLDEN MAPLE MINING AND
                                   LEACHING COMPANY, INC.


Date:  September 10, 1997          By  /s/Donald L. Hess, President


Date:  September 10, 1997          By  /s/ Howard M. Oveson, Principal
                                       Financial and Accounting Officer

                             GOLDEN MAPLE MINING AND
                             LEACHING COMPANY, INC.
                                   (UNAUDITED)


                                 MARCH 31, 1996

GOLDEN MAPLE MINING AND
LEACHING COMPANY, INC.                     Statement of Financial Position as of
(Unaudited)                                March 31, 1996 and December 31, 1995
________________________________________________________________________________

                                     ASSETS
                                     ------
                                                       March 31,   December 31,
                                                            1996           1995
                                                     ------------   ------------
CURRENT ASSETS - Cash                                $     1,711    $     1,727
                                                     ------------   ------------
TOTAL ASSETS                                         $     1,711    $     1,727
                                                     ============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
     Accounts payable                                $    67,769     $   67,769
     Interest payable                                     70,092         70,092
     Advances from and accounts payable to
      related parties                                     59,680         59,680
                                                     ------------   ------------

       Total Current Liabilities                         197,541        197,541
                                                     ------------   ------------
STOCKHOLDERS' EQUITY
     Common stock; $.01 par value; 10,000,000
      shares authorized; 5,401,279 shares
      issued and outstanding                              54,013         54,013
     Additional paid-in capital                        1,158,066      1,158,066
     Accumulated deficit                              (1,407,909)    (1,407,893)
                                                     ------------   ------------

       Total Stockholders' Equity                       (195,830)      (195,814)
                                                     ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $     1,711    $     1,727
                                                     ============   ============

    The accompanying notes are an integral part of these financial statements

GOLDEN MAPLE MINING AND                         Statement of Operations For the
LEACHING COMPANY, INC.                                 Three Month Period Ended
(Unaudited)                                                      March 31, 1996
________________________________________________________________________________

REVENUE                                              $       -0-
                                                     ------------
GENERAL AND ADMINISTRATIVE EXPENSES                           16
                                                     ------------

NET (LOSS)                                           $       (16)
                                                     ============

NET (LOSS) PER SHARE                                 $      (NIL)
                                                     ============

    The accompanying notes are an integral part of these financial statements

GOLDEN MAPLE MINING AND                   Statement of Changes in Stockholders'
LEACHING COMPANY, INC.                        Equity For the Three Month Period
(Unaudited)                                                Ended March 31, 1996
________________________________________________________________________________

                            Common Stock      Additional
                       ----------------------    Paid-In  Accumulated
                            Shares    Amount     Capital      Deficit    Totals
                       ---------------------------------------------------------
Balances as of
December 31, 1995        5,401,279  $ 54,013  $1,158,066  $(1,407,893)$(195,814)

Net (loss)                                                        (16)      (16)
                       ---------------------------------------------------------

Balances as of
March 31, 1996           5,401,279  $ 54,013  $1,158,066  $(1,407,909)$(195,830)
                       =========================================================

      The accompanying notes are an integral part of these financial statements

GOLDEN MAPLE MINING AND                             Statement of Cash Flows For
LEACHING COMPANY, INC.                             the Three Month Period Ended
(Unaudited)                                                      March 31, 1996
________________________________________________________________________________


CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                                                      $       (16)
                                                                  ------------
NET DECREASE IN CASH                                                      (16)

CASH AT BEGINNING OF PERIOD                                             1,727
                                                                  ------------
CASH AT END OF PERIOD                                             $     1,711
                                                                  ============

    The accompanying notes are an integral part of these financial statements

GOLDEN MAPLE MINING AND
LEACHING COMPANY, INC.                            Notes to Financial Statements
(Unaudited)                                                as of March 31, 1996
________________________________________________________________________________

NOTE 1 - MANAGEMENT OPINION
         ------------------
     The financial statements of Golden Maple Mining and Leaching Company, Inc. included herein, have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, Golden Maple Mining and Leaching Company, Inc. believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements should be read in conjunction with the financial statements and notes thereto included in Golden Maple's annual report on Form 10-K for the fiscal year ended December 31, 1996.