Form 10QSB
period 1996-06-30
GOLDEN MAPLE MINING & LEACHING CO INC
filed 1997-09-17
CIK 700815

Page 1

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                Form 10-QSB


(Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACTO OF 1934

     For the quarter ended June 30, 1996

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

     The investigation of specific business opportunities and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and will require the Company to incur costs for payment of Page 3 accountants, attorneys, and others. If a decision is made not to participate in or complete the acquisition of a specific business opportunity, the costs incurred in a related investigation will not be recoverable. Further, even if an agreement is reached for the participation in a specific business opportunity by way of investment or otherwise, the failure to consummate the particular transaction may result in a the loss to the Company of all related costs incurred.

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

Liquidity and Capital Resources

     As of June 30, 1996, the Company had minimal assets of cash in the amount of $1,629 and liabilities in the amount of $198,291, as compared to assets and liabilities of $1,727 and $197,541, respectively, for the year ended December 31, 1995. The Company had no revenues and had losses of $832 for the six months ended June 30, 1996. Likewise the Company had no revenues during the three months ended June 30, 1996, and had losses of $848. Since discontinuing operations in 1990, the Company has not generated revenue and it is unlikely that any revenue will be generated until the Company locates a business opportunity with which to acquire or merge. Management of the Company will be investigating various business opportunities. These efforts may cost the Company not only out-of-pocket expenses for its management, but also expenses associated with legal and accounting costs. Some expenses have been advanced by officers of the Company, but there is no arrangement or assurance that such officers will continue to advance such costs on behalf of the Company. There can also be no guarantees that the Company will receive any benefits from the efforts of management to locate such business opportunities.

     The Company has had no employees since discontinuing its operations and does not intend to employ anyone in the future, unless its present business operations were to change. The president of the Company is providing the Company with a location for its offices on a "rent free" basis. The Company is not paying salaries or other forms of compensation to any officers or directors of the Company for their time and effort. Unless otherwise agreed to by the Company, the Company does intend to reimburse its officers and director for out-of-pocket expenses. Page 4

Results of Operations

     The Company has not had any operations during the period ended June 30, 1996, and has not had any significant operations since discontinuing mining operations in 1985. Since that time, the Company's only operations have involved the negotiation of settlement of the Company's outstanding liabilities and the ownership of unpatented mining claims which were acquired in 1986 and abandoned in 1993.

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

                                   GOLDEN MAPLE MINING AND
                                   LEACHING COMPANY, INC.


Date:  September 10, 1997          By  /s/Donald L. Hess, President


Date:  September 10, 1997          By  /s/ Howard M. Oveson, Principal
                                   Financial and Accounting Officer

                          GOLDEN MAPLE MINING AND
                           LEACHING COMPANY, INC.
                                (UNAUDITED)

                               June 30, 1996

GOLDEN MAPLE MINING AND
LEACHING COMPANY, INC.                    Statement of Financial Position as of
(Unaudited)                                 June 30, 1996 and December 31, 1995
________________________________________________________________________________

                                     ASSETS
                                     -------
                                                        June 30,   December 31,
                                                            1996           1995
                                                     ------------   ------------
CURRENT ASSETS - Cash                                $     1,629    $     1,727
                                                     ------------   ------------

TOTAL ASSETS                                         $     1,629    $     1,727
                                                     ============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
   Accounts payable                                  $    67,769    $    67,769
   Interest payable                                       70,092         70,092
   Advances from and accounts payable to
     related parties                                      60,430         59,680
                                                     ------------   ------------
      Total Current Liabilities                          198,291        197,541
                                                     ------------   ------------

STOCKHOLDERS' EQUITY
   Common stock; $.01 par value; 10,000,000
     shares authorized; 5,401,279 shares
     issued and outstanding                               54,013         54,013
   Additional paid-in capital                          1,158,066      1,158,066
   Accumulated deficit                                (1,408,741)    (1,407,893)
                                                     ------------   ------------
      Total Stockholders' Equity                        (196,662)      (195,814)
                                                     ------------   ------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $     1,629    $     1,727
                                                     ============   ============

    The accompanying notes are an integral part of these financial statements

GOLDEN MAPLE MINING AND                         Statement of Operations For the
LEACHING COMPANY, INC.                              Three and Six Month Periods
(Unaudited)                                                 Ended June 30, 1996
________________________________________________________________________________

                                                           Three            Six
                                                          Months         Months
                                                     ------------   ------------
REVENUE                                              $       -0-    $       -0-
                                                     ------------   ------------

GENERAL AND ADMINISTRATIVE EXPENSES                          832            848
                                                     ------------   ------------
NET (LOSS)                                                  (832)          (848)
                                                     ------------   ------------
NET (LOSS) PER SHARE                                 $      (NIL)   $      (NIL)
                                                     ============   ============

    The accompanying notes are an integral part of these financial statements

GOLDEN MAPLE MINING AND                   Statement of Changes in Stockholders'
LEACHING COMPANY, INC.                       Equity For the Three Month Period
(Unaudited)                                                Ended June 30, 1996
________________________________________________________________________________


                            Common Stock      Additional
                         -------------------     Paid-in Accumulated
                             Shares   Amount     Capital      Deficit     Totals
                         --------------------------------------------------------
Balances as of
  March 31, 1996          5,401,279 $ 54,013  $1,158,066  $(1,407,909) $(195,830)

Net income                                                       (832)      (832)
                         --------------------------------------------------------
Balances as of
  June 30, 1996           5,401,279 $ 54,013  $1,158,066  $(1,408,741) $(196,662)
                         ========================================================

</Table

      The accompanying notes are an integral part of  these financial statements

GOLDEN MAPLE MINING AND                         Statement of Cash Flows For the
LEACHING COMPANY, INC.                        Three and Six Month Periods Ended
(Unaudited)                                                       June 30, 1996
________________________________________________________________________________


                                                           Three            Six
                                                          Months         Months
                                                     ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                      $      (832)   $      (848)
     Increase in accounts payable                            750            750
                                                     ------------   ------------
       Net uses of cash from operating activities            (82)           (98)
                                                     ------------   ------------

NET DECREASE IN CASH                                         (82)           (98)

CASH AT BEGINNING OF PERIOD                                1,711          1,727
                                                     ------------   ------------
CASH AT END OF PERIOD                                $     1,629    $     1,629
                                                     ============   ============


    The accompanying notes are an integral part of these financial statements

GOLDEN MAPLE MINING AND
LEACHING COMPANY, INC.                            Notes to Financial Statements
(Unaudited)                                                 as of June 30, 1997
_______________________________________________________________________________


     The financial statements of Golden Maple Mining and Leaching Company, Inc. included herein, have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, Golden Maple Mining and Leaching Company, Inc. believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in Golden Maple's annual report on Form 10-K for the year ended December 31, 1996.