Form 10QSB
period 1996-09-30
GOLDEN MAPLE MINING & LEACHING CO INC
filed 1997-09-17
CIK 700815

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  Form 10-QSB


(Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTO OF 1934

     For the quarter ended September 30, 1996

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

Liquidity and Capital Resources

     As of September 30, 1996, the Company had minimal assets of cash in the amount of $860 and liabilities in the amount of $197,542, as compared to assets and liabilities of $1,727 and $197,541, respectively, for the year ended December 31, 1995. The Company had no revenues and had losses of $868 for the nine months ended September 30, 1996. Likewise the Company had no revenues during the three months ended September 30, 1996, and had losses of $20. Since discontinuing operations in 1990, the Company has not generated revenue and it is unlikely that any revenue will be generated until the Company locates a business opportunity with which to acquire or merge. Management of the Company will be investigating various business opportunities. These efforts may cost the Company not only out-of-pocket expenses for its management, but also expenses associated with legal and accounting costs. Some expenses have been advanced by officers of the Company, but there is no arrangement or assurance that such officers will continue to advance such costs on behalf of the Company. There can also be no guarantees that the Company will receive any benefits from the efforts of management to locate such business opportunities.

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

Results of Operations

     The Company has not had any operations during the period ended September 30, 1996, and has not had any significant operations since discontinuing mining operations in 1985. Since that time, the Company's only operations have involved the negotiation of settlement of the Company's outstanding liabilities and the ownership of unpatented mining claims which were acquired in 1986 and abandoned in 1993.

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

                                   GOLDEN MAPLE MINING AND
                                   LEACHING COMPANY, INC.


Date:  September 10, 1997          By  /s/Donald L. Hess, President


Date:  September 10, 1997          By  /s/ Howard M. Oveson, Principal
                                   Financial and Accounting Officer

                            GOLDEN MAPLE MINING AND
                            LEACHING COMPANY, INC.

                              SEPTEMBER 30, 1996
                                  (UNAUDITED)

GOLDEN MAPLE MINING
LEACHING COMPANY, INC.                    Statement of Financial Position as of
(Unaudited)                            September 30, 1996 and December 31, 1995
________________________________________________________________________________

                                     ASSETS
                                     -------
                                                   September 30,   December 31,
                                                            1996           1995
                                                     ------------   ------------
CURRENT ASSET - Cash                                 $       860    $     1,727
                                                     ------------   ------------
TOTAL ASSETS                                         $       860    $     1,727
                                                     ============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      -------------------------------------

CURRENT LIABILITIES
     Accounts Payable                               $     67,769    $    67,769
     Interest Payable                                     70,092         70,092
     Advances from and accounts payable to
      related parties                                     59,681         59,680
                                                     ------------   ------------
       Total current liabilities                         197,542        197,541

STOCKHOLDERS' EQUITY
     Common Stock; $.01 par value; 10,000,000
      shares authorized; 5,401,279 shares issued
      And outstanding                                     54,013         54,013
     Additional paid-in capital                        1,158,066      1,158,066
     Accumulated deficit                              (1,408,761)    (1,407,893)
                                                     ------------   ------------
       Total stockholders' equity                       (196,682)      (195,814)
                                                     ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $       860    $     1,727
                                                     ============   ============

    The accompanying notes are an integral part of these financial statements

GOLDEN MAPLE MINING AND
LEACHING COMPANY, INC.                Statement of Operations For the Three and
(Unaudited)                                Nine Months Ended September 30, 1996
________________________________________________________________________________

                                                           Three           Nine
                                                          Months         Months
                                                     ------------   ------------

REVENUE                                              $       -0-    $       -0-
                                                     ------------   ------------

GENERAL AND ADMINISTRATIVE EXPENSES                           20            868
                                                     ------------   ------------

NET (LOSS)                                           $       (20)   $      (868)
                                                     ============   ============

NET (LOSS) PER SHARE                                 $      (NIL)   $      (NIL)
                                                     ============   ============

    The accompanying notes are an integral part of these financial statements

GOLDEN MAPLE MINING AND MINING AND            Statement of Stockholders' Equity
LEACHING COMPANY, INC.                               for the Three Month Period
(Unaudited)                                            Ended September 30, 1996
________________________________________________________________________________

                                Common Stock     Additional
                         ----------------------     Paid-In Accumulated
                              Shares    Amount      Capital     Deficit    Totals
                         ---------------------------------------------------------
Balances as of
June 30, 1996              5,401,279  $ 54,013   $1,158,066 $(1,408,741)$(196,662)

Net (loss)                                                          (20)      (20)
                         ---------------------------------------------------------
Balances as of
September 30, 1996         5,401,279  $ 54,013   $1,158,066 $(1,408,761)$(196,682)
                         =========================================================

      The accompanying notes are an integral part of these financial statements

GOLDEN MAPLE MINING AND
LEACHING COMPANY, INC.                Statement of Cash Flows For the Three and
(Unaudited)                        Nine Months Periods Ended September 30, 1996
________________________________________________________________________________


                                                      Three           Nine
                                                     Months         Months
                                                ------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net (Loss)                                 $       (20)   $      (867)
     (Decrease) in accounts payable                    (749)
                                                ------------   ------------
       Net uses of cash flows from
       Operating activities                            (769)          (867)
                                                ------------   ------------

NET DECREASE IN CASH                                   (769)          (867)

CASH AT BEGINNING OF PERIOD                           1,629          1,727
                                                ------------   ------------
CASH AT END OF PERIOD                           $       860    $       860
                                                ============   ============

     The accompanying note is an integral part of these financial statements

GOLDEN MAPLE MINING AND
LEACHING COMPANY, INC.
(Unaudited)                                       Notes to Financial Statements
________________________________________________________________________________


NOTE 1 -  MANAGEMENT OPINION
          ------------------

     The financial statements of Golden Maple Mining and Leaching Company, Inc., included herein have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, Golden Maple Mining and Leaching Company, Inc., believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements should be read in conjunction with the financial statements and notes thereto included in Golden Maple's annual report on Form 10-K for the fiscal year ended December 31, 1996.