Form 10QSB
period 1997-03-31
GOLDEN MAPLE MINING & LEACHING CO INC
filed 1997-09-17
CIK 700815

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                   Form 10-QSB


(Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTO OF 1934

     For the quarter ended March 31, 1997

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

Liquidity and Capital Resources

     As of March 31, 1997, the Company had minimal assets of cash in the amount of $755 and liabilities in the amount of $216,598, as compared to assets and liabilities of $840 and $216,598, respectively, for the year ended December 31, 1996. The Company had no revenues and had losses of $89 for the three months ended March 31, 1997. Since discontinuing operations in 1990, the Company has not generated revenue and it is unlikely that any revenue will be generated until the Company locates a business opportunity with which to acquire or merge. Management of the Company will be investigating various business opportunities. These efforts may cost the Company not only out-of-pocket expenses for its management, but also expenses associated with legal and accounting costs. Some expenses have been advanced by officers of the Company, but there is no arrangement or assurance that such officers will continue to advance such costs on behalf of the Company. There can also be no guarantees that the Company will receive any benefits from the efforts of management to locate such business opportunities.

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

Results of Operations

     The Company has not had any operations during the period ended March 31, 1997, and has not had any significant operations since discontinuing mining operations in 1985. Since that time, the Company's only operations have involved the negotiation of settlement of the Company's outstanding liabilities and the ownership of unpatented mining claims which were acquired in 1986 and abandoned in 1993.

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

                                   GOLDEN MAPLE MINING AND
                                   LEACHING COMPANY, INC.


Date:  September 10, 1997          By  /s/Donald L. Hess, President


Date:  September 10, 1997          By  /s/ Howard M. Oveson, Principal
                                   Financial and Accounting Officer

                             GOLDEN MAPLE MINING AND
                             LEACHING COMPANY, INC.
                                   (UNAUDITED)


                                 MARCH 31, 1997

GOLDEN MAPLE MINING AND
LEACHING COMPANY, INC.                    Statement of Financial Position as of
(Unaudited)                                March 31, 1997 and December 31, 1996
________________________________________________________________________________

                                     ASSETS
                                     ------
                                                       March 31,   December 31,
                                                            1997           1996
                                                     ------------   ------------
CURRENT ASSETS - Cash                                $       755    $       840
                                                     ------------   ------------
TOTAL ASSETS                                         $       755    $       840
                                                     ============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
     Accounts payable                                $    75,187     $   75,187
     Interest payable to related party                    81,524         81,524
     Advances from and accounts payable to
      related parties                                     59,887         59,887
                                                     ------------   ------------
       Total Current Liabilities                         216,598        216,598
                                                     ------------   ------------

STOCKHOLDERS' EQUITY
     Common stock; $.01 par value; 10,000,000
      shares authorized; 5,401,279 shares
      issued and outstanding                              54,013         54,013
     Additional paid-in capital                        1,158,066      1,158,066
     Accumulated deficit                              (1,427,922)    (1,427,837)
                                                     ------------   ------------
       Total Stockholders' Equity                       (215,843)      (215,758)
                                                     ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $       755    $       840
                                                     ============   ============

    The accompanying notes are an integral part of these financial statements

GOLDEN MAPLE MINING AND                         Statement of Operations For the
LEACHING COMPANY, INC.                                 Three Month Period Ended
(Unaudited)                                                      March 31, 1997
________________________________________________________________________________

REVENUE                                              $       -0-
                                                     ------------
OPERATING EXPENSES
     Office                                                   89
                                                     ------------
(LOSS) FROM OPERATIONS                                       (89)
                                                     ------------
OTHER INCOME
     Interest                                                  4
                                                     ------------
NET (LOSS)                                           $       (85)
                                                     ============
NET (LOSS) PER SHARE                                 $      (NIL)
                                                     ============


    The accompanying notes are an integral part of these financial statements

GOLDEN MAPLE MINING AND                    Statement of Changes in Stockholders'
LEACHING COMPANY, INC.                         Equity For the Three Month Period
(Unaudited)                                                 Ended March 31, 1997
________________________________________________________________________________

                           Common Stock      Additional
                       ----------------------   Paid-In Accumulated
                           Shares    Amount     Capital      Deficit    Totals
                       ---------------------------------------------------------
Balances as of
ecember 31, 1996         5,401,279  $ 54,013  $1,158,066  $(1,427,837)$(215,758)

Net (loss)                                                        (85)      (85)
                       ---------------------------------------------------------
Balances as of
March 31, 1997           5,401,279  $ 54,013  $1,158,066  $(1,427,922)$(215,843)
                       =========================================================


      The accompanying notes are an integral part of these financial statements

GOLDEN MAPLE MINING AND                             Statement of Cash Flows For
LEACHING COMPANY, INC.                             the Three Month Period Ended
(Unaudited)                                                      March 31, 1997
________________________________________________________________________________


CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                                                      $      (85)
                                                                  ------------
NET DECREASE IN CASH                                                      (85)

CASH AT BEGINNING OF PERIOD                                               840
                                                                  ------------
CASH AT END OF PERIOD                                             $       755
                                                                  ============

    The accompanying notes are an integral part of these financial statements

GOLDEN MAPLE MINING AND
LEACHING COMPANY, INC.                            Notes to Financial Statements
(Unaudited)                                                as of March 31, 1997
________________________________________________________________________________


     The financial statements of Golden Maple Mining and Leaching Company, Inc. included herein, have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, Golden Maple Mining Company, Inc. believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in Golden Maple Mining and Leaching Company's annual report on Form 10-K for the year ended December 31, 1996.

     The financial statements included herein reflect all normal recurring adjustments that, in my opinion of management, are necessary for a fair presentation. The results for interim periods are not necessarily indicative of trends or of results to the expected for a full year.