Form 10QSB
period 1997-06-30
GOLDEN MAPLE MINING & LEACHING CO INC
filed 1997-09-17
CIK 700815

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                   Form 10-QSB


(Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTO OF 1934

     For the quarter ended June 30, 1997

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

Liquidity and Capital Resources

     As of June 30, 1997, the Company had no assets and liabilities in the amount of $31,142, as compared to assets and liabilities of $840 and $216,598, respectively, for the year ended December 31, 1996. The Company had no revenues and had losses of $9,069 for the six months ended June 30, 1997. Likewise the Company had no revenues during the three months ended June 30, 1997, and had losses of $8,980. Since discontinuing operations in 1990, the Company has not generated revenue and it is unlikely that any revenue will be generated until the Company locates a business opportunity with which to acquire or merge. Management of the Company will be investigating various business opportunities. These efforts may cost the Company not only out-of-pocket expenses for its management, but also expenses associated with legal and accounting costs. Some expenses have been advanced by officers of the Company, but there is no arrangement or assurance that such officers will continue to advance such costs on behalf of the Company. There can also be no guarantees that the Company will receive any benefits from the efforts of management to locate such business opportunities.

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

Results of Operations

     The Company has not had any operations during the period ended June 30, 1997, and has not had any significant operations since discontinuing mining operations in 1985. Since that time, the Company's only operations have involved the negotiation of settlement of the Company's outstanding liabilities and the ownership of unpatented mining claims which were acquired in 1986 and abandoned in 1993.

                           PART II  OTHER INFORMATION

                           ITEM 1.  LEGAL PROCEEDINGS

     None

                         ITEM 2.  CHANGES IN SECURITIES

     None

                     ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Board of Directors called a special meeting of shareholders to be held on June 30, 1997. On such date a quorum was not present and the meeting was adjourned until a quorum could be obtained. On August 26, 1997, the meeting was reconvened and the shareholders of the Company authorized a reverse split of the 5,401,279 outstanding shares of common stock of the Company at the rate of one share for each twenty-five shares outstanding. The reverse spit reduced the number of outstanding shares to approximately 215,971. In addition, the shareholders approved an amendment to Article V of the Articles of Incorporation of the Company to increase the number of authorized shares of common stock to 50,000,000 and to reduce the par value to $.001. Also, the shareholders elected the three current directors.

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

                                   GOLDEN MAPLE MINING AND
                                   LEACHING COMPANY, INC.

Date:  September 10, 1997          By  /s/Donald L. Hess, President


Date:  September 10, 1997          By  /s/ Howard M. Oveson, Principal
                                   Financial and Accounting Officer

                             GOLDEN MAPLE MINING AND
                             LEACHING COMPANY, INC.
                                   (UNAUDITED)

                                  June 30, 1997

GOLDEN MAPLE MINING AND
LEACHING COMPANY, INC.                    Statement of Financial Position as of
(Unaudited)                                 June 30, 1997 and December 31, 1996
________________________________________________________________________________

                                     ASSETS
                                     -------
                                                         June 30,   December 31,
                                                            1997           1996
                                                     ------------   ------------
CURRENT ASSETS - Cash                                               $       840
                                                                    ------------

TOTAL ASSETS                                         $       -0-    $       840
                                                     ============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
   Accounts payable                                  $              $    75,187
   Interest payable to related party                                     81,524
   Advances from and accounts payable to
     related parties                                      31,142         59,887
                                                     ------------   ------------
      Total Current Liabilities                           31,142        216,598
                                                     ------------   ------------

STOCKHOLDERS' EQUITY
   Common stock; $.01 par value; 10,000,000
     shares authorized; 5,401,279 shares
     issued and outstanding                               54,013         54,013
   Additional paid-in capital                          1,158,066      1,158,066
   Accumulated deficit                                (1,243,221)    (1,427,837)
                                                     ------------   ------------
      Total Stockholders' Equity                         (31,142)      (215,758)
                                                     ------------   ------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $       -0-    $       840
                                                     ============   ============

    The accompanying notes are an integral part of these financial statements

GOLDEN MAPLE MINING AND                         Statement of Operations For the
LEACHING COMPANY, INC.                              Three and Six Month Periods
(Unaudited)                                                 Ended June 30, 1997
________________________________________________________________________________

                                                           Three            Six
                                                          Months         Months
                                                     ------------   ------------
REVENUE                                              $       -0-    $       -0-
                                                     ------------   ------------
OPERATING EXPENSES
   Legal and accounting                                    6,740          6,740
   Shareholders' meeting                                   2,127          2,127
   Office                                                    113            202
                                                     ------------   ------------
      Total operating expenses                             8,980          9,069
                                                     ------------   ------------
(LOSS) FROM OPERATIONS                                    (8,980)        (9,069)
                                                     ------------   ------------
OTHER INCOME
   Forgiveness of debt                                   193,681        193,681
   Interest                                                                   4
                                                     ------------   ------------
       Total other income                                193,681        193,685
                                                     ------------   ------------
NET INCOME                                           $   184,701    $   184,616
                                                     ============   ============
NET INCOME PER SHARE                                 $       .03    $       .03
                                                     ============   ============

    The accompanying notes are an integral part of these financial statements

GOLDEN MAPLE MINING AND                   Statement of Changes in Stockholders'
LEACHING COMPANY, INC.                       Equity For the Three and Six Month
(Unaudited)                                         Periods Ended June 30, 1997
________________________________________________________________________________


                            Common Stock      Additional
                       ----------------------    Paid-in  Accumulated
                            Shares    Amount     Capital      Deficit      Totals
                       -----------------------------------------------------------
Balances as of
  March 31, 1997         5,401,279  $ 54,013  $1,158,066  $(1,427,922)  $(215,843)

Net income                                                    184,701     184,701
                       -----------------------------------------------------------
Balances as of
  June 30, 1997          5,401,279  $ 54,013  $1,158,066  $(1,243,221)   $(31,142)
                       ===========================================================

      The accompanying notes are an integral part of these financial statements

GOLDEN MAPLE MINING AND                         Statement of Cash Flows For the
LEACHING COMPANY, INC.                        Three and Six Month Periods Ended
(Unaudited)                                                       June 30, 1997
________________________________________________________________________________

                                                           Three            Six
                                                          Months         Months
                                                     ------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                      $   184,701    $   184,616
     (Decrease) in accounts payable                      (75,187)       (75,187)
     (Decrease) in interest payable to related
       party                                             (81,524)       (81,524)
     (Decrease) in advances from and accounts
      payable to related parties                         (28,745)       (28,745)
                                                     ------------   ------------
       Net uses of cash from operating activities           (755)          (840)
                                                     ------------   ------------
NET DECREASE IN CASH                                        (755)          (840)

CASH AT BEGINNING OF PERIOD                                  755            840
                                                     ------------   ------------
CASH AT END OF PERIOD                                $       -0-    $       -0-
                                                     ============   ============


    The accompanying notes are an integral part of these financial statements

GOLDEN MAPLE MINING AND
LEACHING COMPANY, INC.                            Notes to Financial Statements
(Unaudited)                                                 as of June 30, 1997
________________________________________________________________________________


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