Form 10QSB
period 1997-10-09
GOLDEN MAPLE MINING & LEACHING CO INC
filed 1997-12-15
CIK 700815

Page 1

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


            Form 10-QSB


(Mark One)
     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACTO OF 1934

     For the quarter ended September 30, 1997

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

Check whether the Issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such fling requirements for the past 90 days. (1) Yes
[X]  No [    ]       (2)  Yes  [X]    No  [   ]

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At December 1, 1997, there were 216,057 shares of the Registrant's Common Stock outstanding.

PART I

ITEM 1.  FINANCIAL STATEMENTS

     The financial statements attached hereto and included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles nave been condensed or omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1996.

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

     Currently, management is not able to determine the time or resources that will be necessary to locate and acquire or merge with a business prospect. There is no assurance that the Company will be able to acquire an interest in any such prospects, products, or opportunities that may exist or that any activity of the Company, regardless of the completion of any transaction, will be profitable. If and when the Company locates a business opportunity, management of the Company will give consideration to the dollar amount of that entity's profitable operations and the adequacy of its working capital in determining the terms and conditions under which the Company would consummate such an acquisition. Potential business opportunities, no matter which form they may take, will most likely result in substantial dilution for the Company's shareholders due to the possible issuance of stock to acquire such an opportunity. At the present time the Company has no merger or acquisition negotiations in process.

Liquidity and Capital Resources

     As of September 30, 1997, the Company had no assets and liabilities in the amount of $36,056, as compared to assets and liabilities of $840 and $216,598, respectively, for the year ended December 31, 1996. The Company had no revenues during the quarter ended September 30, 1997, and had losses of $4,914 during such quarter. Likewise the Company had no revenues during the nine months ended September 30, 1997, and had losses of $13,983. Since discontinuing operations in 1990, the Company has not generated revenue and it is unlikely that any revenue will be generated until the Company locates a business opportunity with which to acquire or merge. Management of the Company will be investigating various business opportunities. These efforts may cost the Company not only out-of-pocket expenses for its management, but also expenses associated with legal and accounting costs. Some expenses have been advanced by officers of the Company, but there is no arrangement or assurance that such officers will continue to advance such costs on behalf of the Company. There can also be no guarantees that the Company will receive any benefits from the efforts of management to locate such business opportunities.

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


Results of Operations

     The Company has not had any operations during the period ended September 30, 1997, and has not had any significant operations since discontinuing mining operations. Since that time, the Company's only operations have involved the negotiation of settlement of the Company's outstanding liabilities and the ownership of unpatented mining claims which were acquired in 1986 and abandoned in 1993.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     None

ITEM 2.  CHANGES IN SECURITIES

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Board of Directors called a special meeting of shareholders to be held on June 30, 1997. On such date a quorum was not present and the meeting was adjourned until a quorum could be obtained. On August 26, 1997, the meeting was reconvened and the shareholders of the Company authorized a reverse split of the 5,401,279 outstanding shares of common stock of the Company at the rate of one share for each twenty-five shares outstanding. The reverse spit reduced the number of outstanding shares to 216,057. In addition, the shareholders approved an amendment to Article V of the Articles of Incorporation of the Company to increase the number of authorized shares of common stock to 50,000,000 and to reduce the par value to $.001. Also, the shareholders elected the three current directors.

ITEM 5.  OTHER INFORMATION

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits. The following exhibits are included as part of this report:


     EXHIBIT NO.     DESCRIPTION OF EXHIBIT                    PAGE

     3.1               Articles of Incorporation                         *

     3.2               Amendment to Articles of Incorporation
                       dated March 28, 1983                              *

     3.3               Amendment to Articles of Incorporation
                       dated October 20, 1997                     Attached

     3.4               Bylaws of the Company                             *

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

                                         GOLDEN MAPLE MINING AND
                                         LEACHING COMPANY, INC.


Date: December 11, 1997                  By  /s/Donald L. Hess, President


Date: December 11, 1997                  By  /s/ Howard M. Oveson,
Principal                                Financial and Accounting Officer

EXHIBIT 3.3


ARTICLES OF AMENDMENT

TO THE

ARTICLES OF INCORPORATION

OF

GOLDEN MAPLE MINING AND LEACHING COMPANY, INC.

     Golden Maple Mining and Leaching Company, Inc., by and through the undersigned, constituting the President and Secretary of such entity, hereby amends the Articles of Incorporation of said corporation as follows:

1.     The name of the corporation is Golden Maple Mining and Leaching
    Company, Inc.

2.     Article V of the Articles of Incorporation is amended to read as follows:

          The stock of the corporation shall consist of one class, namely: common stock in the amount of fifty million (50,000,000) shares of the par value of $0.001 each.

3. The foregoing amendment was adopted by the shareholders at a special held on August 26, 1997.

4. The number of shares of common stock outstanding and entitled to vote upon such amendment was 5,401,279. The number of votes indisputably represented at the meeting was 2,762,800.

5. The number of shares voted for the amendment was 2,657,200; against was 14,300; and abstained was 91,300.

6. The foregoing amendment does not provide for an exchange or cancellation of issued shares of the corporation. All issued shares will be reclassified as having a par value of $0.001. At the special meeting of shareholders, the shareholders duly approved a one-for-25 reverse split of the issued and outstanding shares of the corporation effective August 26, 1997.

Dated: October 20, 1997                    Golden Maple Mining and Leaching
                                           Company, Inc.

Attest:
                                           By /s/Donald L. Hess, President
/s/Howard M. Oveson, Secretary

GOLDEN MAPLE MINING AND
 LEACHING COMPANY, INC.
(UNAUDITED)

September 30, 1997

GOLDEN MAPLE MINING AND
LEACHING COMPANY, INC.                         Notes to Financial Statements
(Unaudited)                                        as of September 30,
1997


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

GOLDEN MAPLE MINING AND
LEACHING COMPANY, INC.          	Statement of Financial Position as of
(Unaudited)	                     September 30, 1997 and December 31, 1996

                 ASSETS
                              	         	September 30,			December 31,
		                                          1997	         		1996

CURRENT ASSETS - Cash			                                	$     840

TOTAL ASSETS                            	$	 -0- 	       	$     840


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                    	$	            		$  75,187
    Interest payable to related party					                  81,524
    Advances from and accounts payable
    to	related parties	                   	 36,056     			  59,887

        Total Current Liabilities	        	 36,056 	    		 216,598

STOCKHOLDERS' EQUITY
    Common stock; $.01 par value;
    10,000,000 shares authorized;
    5,401,279 shares issued and
    outstanding	as of December 31, 1996; 	             				 54,013
    $.001 par value; 50,000,000 shares
    authorized; 216,057	shares issued
    and outstanding as of September 30,
    1997                                        	 216
    Additional paid-in capital		            1,211,863  		 1,158,066
    Accumulated deficit		                  (1,248,135)		 (1,427,837)

        Total Stockholders' Equity	      	    (36,056)	    (215,758)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	 $ -0-      		$	 840





GOLDEN MAPLE MINING AND	             Statement of Operations For the
LEACHING COMPANY, INC.	              Three and Six Month Period
(Unaudited)	                         Ended September 30, 1997

                                       		 Three 			 Nine
                                       		 Months 		 Months

REVENUE                                  	$	-0-	   	$	-0-

OPERATING EXPENSES
    Legal and accounting	                 	 3,630 			 10,370
    Fees		                                  1,284 			  3,411
    Office					                                          202
         Total operating expenses		         4,914 			 13,983

(LOSS) FROM OPERATIONS		                   (4,914)			(13,983)

OTHER INCOME
    Forgiveness of debt					                         193,681
    Interest					                                          4
       Total other income					                       193,685

NET INCOME (LOSS)	                      $	 (4,914)	$ 179,702

NET INCOME (LOSS) PER SHARE	            $   	(.03)	$   	 .05

GOLDEN MAPLE MINING AND							          Statement of Changes in Stockholders'
LEACHING COMPANY, INC.							           Equity For the Three Month Period
(Unaudited)			   				                   Ended September 30, 1997

                                    							Additional
                          	Common Stock						Paid-in 		Accumulated
                        	Shares	 		Amount		  Capital  	Deficit			   Totals

Balances as of
    June 30, 1997	     5,401,279  $54,013  	$1,158,066  (1,243,221)  $(31,142)

Reverse stock split
on a one for
twenty-five basis and
change in par value
from $.01 per share
to $.001 per share    (5,185,222) (53,797) 	  	 53,797

Net (loss)			                                       							 (4,914)			 (4,914)

Balances as of
  September 30, 1997     216,057		$ 	 216 		$1,211,863 	$(1,248,135) 	$(36,056)

GOLDEN MAPLE MINING AND		               Statement of Cash Flows For the
LEACHING COMPANY, INC.		                Three and Nine Month Periods Ended
(Unaudited)		                           September 30, 1997

	                                     	 Three 		  	    Nine
                                     		 Months 			     Months

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)	                 $	 (4,914)	   	$	 179,702
    (Decrease) in accounts payable					                  (73,839)
    (Decrease) in interest payable to
    related party                                   				 (81,524)
    (Decrease) increase in advances
      from and accounts payable to
      related parties		                    4,914     			 (25,179)
       Net uses of cash from
       operating activities	              	 -0- 	        		 (840)

NET DECREASE IN CASH		                      -0- 	        		 (840)

CASH AT BEGINNING OF PERIOD		               -0-          			 840

CASH AT END OF PERIOD                 	$  	 -0-     		$    	 -0-