Form 10KSB
period 1997-12-31
GOLDEN MAPLE MINING & LEACHING CO INC
filed 1998-03-02
CIK 700815

Page 1

        UNITED STATES
      SECURITIES AND EXCHANGE COMMISSION
     Washington, D.C.  20549

            Form 10-KSB

(Mark One)
     [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1997

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

State issuer's revenues for its most recent fiscal year:     $162,144

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At February 18, 1998, giving effect to a one-for-25 reverse split effective August 26, 1997, there were 216,057 shares of the Registrant's Common Stock outstanding.

Documents Incorporated by Reference: Exhibits from the Registrant's registration statement on Form S-18 and from prior periodic reports are incorporated by reference into Item 13 of Part III.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

     The Company was incorporated under the laws of the State of Montana on August 13, 1981. The Company ceased its mining operations in 1985, and discontinued all business operations in 1990. The final mining claims held by the Company were dropped in 1993 because the Company did not have the funds to pay the annual Bureau of Land Management claim rental fees on such claims.

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

ITEM 3.  LEGAL PROCEEDINGS

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended December 31, 1997.


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

     At February 18, 1998, the Company had approximately 349 shareholders of record as reported by the Company's transfer agent. The transfer agent for the Company is Idaho Stock Transfer Company, P.O. Box 2196, Coeur d'Alene, ID 83816-2196; telephone number (208) 664-3544.

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



Liquidity and Capital Resources

     As of December 31, 1997, the Company had no assets and liabilities in the amount of $53,614 incurred primarily for legal fees to prepare delinquent periodic reports to the Securities and Exchange Commission and to settle debts of the Company which are not expected to be recurring items. The Company had no revenues but reported a net income of $162,144, which was primarily from forgiveness of debt of $193,681 which is not expected to be a recurring item. Since discontinuing operations in 1990, the Company has not generated revenue and it is unlikely that any revenue will be generated until the Company locates a business opportunity with which to acquire or merge. Management of the Company will be investigating various business opportunities. These efforts may cost the Company not only out-of-pocket expenses for its management, but also expenses associated with legal and accounting costs.
Some expenses have been advanced by officers of the Company, but there is no arrangement or assurance that such officers will continue to advance such costs on behalf of the Company. There can also be no guarantees that the Company will receive any benefits from the efforts of management to locate such business opportunities.

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

Results of Operations

     The Company has not had any operations during the fiscal year ended December 31, 1997, and has not had any significant operations since discontinuing mining operations in 1985. Since that time, the Company's only operations have involved the negotiation of settlement of the Company's outstanding liabilities and the ownership of unpatented mining claims which were acquired in 1986 and abandoned in 1993.

ITEM 7.  FINANCIAL STATEMENTS

     The financial statements of the Company are attached to this annual report.


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND
CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

General

     The following table sets forth as of February 18, 1998, the name, age, and position of the executive officers and directors of the Company and the term of office of such directors:

     Name               Age     Position(s)               Director Since

     Donald L. Hess     68     Director & President          February 1997
     Howard M. Oveson   63     Director, Secretary,          August 1997
                               & Treasurer
     Rand Eardley       41     Director & Vice-President     August 1997

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

ITEM 10.  EXECUTIVE COMPENSATION

     According to information supplied by the president of the Company, there was no compensation awarded to, earned by, or paid to any of the executive officers of the Company or any of its subsidiaries during the year ended December 31, 1997, or the two prior fiscal years.

     ITEM 11.  SECURITY OWNERSHIP OF CERTAIN
BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information furnished by current management concerning the ownership of common stock of the Company as of February 18, 1998, of (i) each person who is known to the Company to be the beneficial owner of more than 5 percent of the Common Stock; (ii) all directors and executive officers; and (iii) directors and executive officers of the Company as a group:

                            Amount and Nature
Name and Address               of Beneficial
of Beneficial Owner            Ownership(1)               Percent of Class

Joan and Ken Lonn               23,400                    10.83%
1025 - 8th Ave.
Auburn, WA 98002

Ruth Long                       23,188                    10.73%
P.O. Box 492
Osburn, ID 83849

Donald L. Hess                  17,160                     7.94%
421 Coeur d'Alene Ave.
Suite 3
Coeur d'Alene, ID 83814

Howard M. Oveson                38,000                    17.59%
57 West 200 South
Suite 310
Salt Lake City, UT 84101

Rand Eardley                      -0-

Executive Officers and
Executive Officers and
Directors as a Group
(3 Persons)                     55,160                    25.53%
     (1)Unless otherwise indicated, this column reflects amounts as to which the beneficial owner has sole voting power and sole investment power. The number of shares set forth in this table give effect to the one-for-twenty-five reverse split of the outstanding shares of common stock effective August 26, 1997.

     The Company is seeking potential business acquisitions or opportunities. (See "Item 1. Description of Business.") It is likely that such a transaction would result in a change of control of the Company, by virtue of issuing a controlling number of shares in the transaction, change of management, or otherwise.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management and Others

     Since April 1997, Milagro Holdings, Inc., a corporation owned and controlled by Mr. Howard M. Oveson, an officer and a director of the Company, has advanced approximately $37,307 through February 18, 1998, to the Company for the purpose of making payments for the benefit of the Company to the Company's auditor so that the Company may complete appropriate periodic reports for filing with the Securities and Exchange Commission. These advances have also been used to settle certain obligations owed by the Company to its former legal counsel and to the president of the Company, Mr. Donald L. Hess for prior year accounting fees.

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

     To the best of management's knowledge and except as otherwise set forth herein, during the fiscal year ended December 31, 1997, there were no material transactions, or series of similar transactions, since the beginning of the Company's prior fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security older who is known by the Company to own of record or beneficially more than 5% of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Certain Business Relationships

     Except as reported above, during the fiscal year ended December 31, 1997, there were no material transactions between the Company and its management or principal shareholders.

Indebtedness of Management

     Unless otherwise disclosed herein or in the financial statements, there were no material transactions, or series of similar transactions, since the beginning of the Company's fiscal year ended December 31, 1997, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Transactions with Promoters

     The Company was formed more than five years ago, and therefore, transactions between the Company and its promoters or founders are not deemed to be material.

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements. The following financial statements are included in this report:
                                                            PAGE
   Report of Terrence J. Dunne, Certified Public Accountant              F-1
   Balance Sheets as of December 31, 1997 and 1996                       F-2
   Statement of Operations for the fiscal years ended December 31,
   1997 and 1996                                                         F-3
   Statement of Stockholders' Equity for the years ended December 31,
   1997 and 1996                                                         F-4
   Statement of Cash Flows for the years ended December 31,
   1997 and 1996                                                         F-5
   Notes to Financial Statements                                         F-6

     (a)(2)     Exhibits.  The following exhibits are included as part of this report:

     EXHIBIT NO.     DESCRIPTION OF EXHIBIT                    PAGE

     3.1               Articles of Incorporation                 *

     3.2               Amendment to Articles of Incorporation
                    dated March 28, 1983                         *

     3.3               Amendment to Articles of Incorporation
                    dated October 20, 1997                       **

     3.4               Bylaws of the Company                     *

     3.5               Amendment to Bylaws dated June 5, 1997    ***

     23               Consent of auditor                         Attached

          *Incorporated by reference from the Company's registration statement on Form S-18 filed with the Securities and Exchange Commission, file no. 2-89616.

          **Incorporated by reference from the Company's quarterly report on Form 10-QSB for the quarter ended September 30, 1997, file no. 2-89616.

          ***Incorporated by reference from the Company's annual report on Form 10-KSB for the year ended December 31, 1996, file no. 2-89616.

     (b) Reports on Form 8-K: No reports on Form 8-K were filed during the forth quarter of the fiscal year ended December 31, 1997.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   GOLDEN MAPLE MINING AND
                                   LEACHING COMPANY, INC.



Date: February 19, 1998                    By  /s/Donald L. Hess, President



     In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacitates and on the dates indicated.


Date:  February 19, 1998                    /s/ Howard M. Oveson, Director
and                                    Principal Financial and Accounting
Officer


Date:  February 19, 1997                    /s/ Donald L. Hess, Director


Date:  February 19, 1997                    /s/ Rand Eardley, Director

EXHIBIT 23

CONSENT OF AUDITOR

February 19, 1998

Securities and Exchange Commission
Washington, D.C.

RE:  Golden Maple Mining and Leaching Company, Inc.
        SEC File No. 2-89616

I consent to the use of my firm's name in regard to the financial statements of Golden Maple Mining and Leaching Company, Inc. for the years ended December 31, 1997 and 1996 on Form 10-KSB.

Sincerely,

/s/ Terrence J. Dunne
Certified Public Accountant

To the Board of Directors
of Golden Maple Mining and
Leaching Company, Inc.


INDEPENDENT AUDITOR'S REPORT


I have audited the statement of financial position of Golden Maple Mining and Leaching Company, Inc. as of December 31, 1997 and 1996, and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Golden Maple Mining and Leaching Company, Inc. as of December 31, 1997 and 1996, and the results of operations, changes in stockholders' equity and cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Given the facts that the Company is basically inactive, and has a working capital deficiency, there is substantial doubt about its ability to continue as a going concern (see note 4). These financial statements do not include any adjustments that might result from the outcome of these financial situations.



Terrence J. Dunne
Certified Public Accountant

Spokane, Washington
February 17, 1998

GOLDEN MAPLE MINING AND	             	Statement of Financial Position as
LEACHING COMPANY, INC.	              	of December 31, 1997 and 1996


ASSETS

CURRENT ASSETS - Cash		                                  		$	840

TOTAL ASSETS	                            $	-0-		           $ 840



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	                                       			$	75,187
Advances from and accounts payable to
related parties (Note 2)	                $	53,614			         59,887
Interest payable to related party				                       	81,524

Total Current Liabilities	                	53,614	        		216,598

STOCKHOLDERS' EQUITY
Common stock; $.01 par value; 10,000,000
shares	authorized; 5,401,279 shares
issued and outstanding as of
December 31, 1996		                           216		         	54,013
$.001 par value; 50,000,000 shares
 authorized;	216,057 shares issued
and outstanding as of	December 31, 199
Additional paid-in capital	             	1,211,863		     	1,158,066
Accumulated deficit		                   (1,265,693)   			(1,427,837)
Total Stockholders' Equity	               	(53,614)	     		(215,758)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	                                      $	-0-		          $	840

GOLDEN MAPLE MINING AND	              Statement of Operations For the Years
LEACHING COMPANY, INC.	               Ended December 31, 1997 and 1996


	                                            		1997	           		1996

REVENUE                                     		$	-0-	           	$ -0-

OPERATING EXPENSES
Legal and accounting	                        		26,956		         	1,354
Fees	                                         		3,426
Interest					                                                  	11,432
Travel	                                         		957
Office			                                         202           			159
Total Operating Expenses	                    		31,541	         	12,945

(LOSS) FROM OPERATIONS		                     	(31,541)	      		(12,945)

OTHER INCOME
Forgiveness of debt	                        		193,681
Interest	                                         		4            			22
Total Other Income	                         		193,685		            	22


NET INCOME (LOSS)                         		$	162,144      		$	(12,923)

NET INCOME (LOSS) PER SHARE		                 $	0.044	       	$	(0.002)

WEIGHTED AVERAGE NUMBER OF SHARES		        	3,672,872       	5,401,279



GOLDEN MAPLE MINING AND					   		Statement of Stockholders' Equity For the
LEACHING COMPANY, INC.					    		Years Ended December 31, 1997 and 1996


	                                    		Additiona
                    	Common Stock				  	Paid-in  	Accumulated
                   	Shares			Amount  		Capital		  	Deficit		    	Totals

Balances as of
December 31,
1995            	5,401,279		$	54,013		$	1,158,066		$	(1,407,893)		$	(195,814)

Prior period
adjustment
 (Note 5)							                                      			(7,021)    		(7,021)

Net (loss)				                                    						(12,923)	  		(12,923)

Balances as of
December 31,
1996            	5,401,279	 		54,013		 	1,158,066	 		(1,427,837) 			(215,758)

Reverse stock
split and
change of par
value from
$.01 per share
to $.001
per share	      (5,185,222)		(53,797)    		53,797

Net income			                                    							162,144	   		162,144

Balances as of
December 31,
1997               	216,057	  	$	216		$	1,211,863		$	(1,265,693)	 	$	(53,614)



GOLDEN MAPLE MINING AND	           	Statement of Cash Flows For the Years
LEACHING COMPANY, INC.            		Ended December 31, 1997 and 1996


	                                             	1997	            		1996

CASH FLOWS FROM OPERATING ACTIVATES
Net income (loss)                          	$	162,144	        	$	(12,923)
Deduct non-current expense item included
in accounts payable increase:
Prior period adjustment			                                      		(7,021)
Increase (decrease) in accounts payable	     	(75,187)          			7,418
Increase (decrease) in interest payable	     	(81,524)	         		11,432
Increase (decrease) in advances from
related party	                                	(6,273)            			207

Net Use of Cash From Operating Activities	      	(840)           			(887)

NET DECREASE IN CASH	                           	(840)           			(887)

CASH AT BEGINNING OF YEAR	                       	840			           1,727

CASH AT END OF YEAR                            	$	-0-            		$	840

GOLDEN MAPLE MINING AND
LEACHING COMPANY, INC.                               Notes to Financial
Statements


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

The Company was incorporated under the laws of the State of Montana on August 13, 1981, for the primary purpose of mining and operating a heap leaching plant for the processing of ore. During 1985, this facility was closed, and during 1993, the Company abandoned its last remaining property which consisted of 93 unpatented mining claims because the Company did not have adequate working capital in order to pay the annual maintenance fee of $100 per mining claim to the US Bureau of Land Management. Since then the Company has been dormant.

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

NOTE 5 - PRIOR PERIOD ADJUSTMENT

     In 1996, the Company recorded $7,021 in accounts payable which is accounted for as a correction of an error, and should have been recorded as accounts payable in prior years.

NOTE 6 - INCOME TAXES

     The Company has a net operating loss carryover of $1,265,523 to the year ended December 31, 1998. These loss carryovers will commence to expire in 1998. The company has not recorded a deferred tax asset for the possible future benefit of these loss carryovers because it is highly uncertain if the Company will realize any future taxable income.