Form 10QSB
period 1998-03-31
GOLDEN MAPLE MINING & LEACHING CO INC
filed 1998-04-17
CIK 700815

UNITED STATES
      SECURITIES AND EXCHANGE COMMISSION
     Washington, D.C.  20549


            Form 10-QSB


(Mark One)
     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACTO OF 1934

     For the quarter ended March 31, 1998

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At April 14, 1998, there were 2,716,057 shares of the Registrant's Common Stock outstanding.

PART I

ITEM 1.  FINANCIAL STATEMENTS

     The financial statements attached hereto and included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles nave been condensed or omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997.

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

Liquidity and Capital Resources

     As of March 31, 1998, the Company had no assets and liabilities in the amount of $18,578, as compared to no assets and liabilities of $53,614 for the year ended December 31, 1997. The Company had no revenues during the quarter ended March 31, 1998, and had losses of $2,481 during such quarter. Since discontinuing operations in 1990, the Company has not generated revenue and it is unlikely that any revenue will be generated until the Company locates a business opportunity with which to acquire or merge. Management of the Company will be investigating various business opportunities. These efforts may cost the Company not only out-of-pocket expenses for its management, but also expenses associated with legal and accounting costs. Some expenses have been advanced by officers of the Company, but there is no arrangement or assurance that such officers will continue to advance such costs on behalf of the Company. There can also be no guarantees that the Company will receive any benefits from the efforts of management to locate such business opportunities. In March 1998 the Company issued 2,500,000 shares of its common stock in settlement of outstanding debts in the amount of $37,517.

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


Results of Operations

     The Company has not had any operations during the period ended March 31, 1998, and has not had any significant operations since discontinuing mining operations. Since that time, the Company's only operations have involved the negotiation of settlement of the Company's outstanding liabilities and the ownership of unpatented mining claims which were acquired in 1986 and abandoned in 1993.


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

          **Incorporated by reference from the Company's quarterly report dated September 30, 1997 on Form 10-QSB filed with the Securities and Exchange Commission, file no. 2-89616.

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

                                   GOLDEN MAPLE MINING
AND                                         LEACHING COMPANY, INC.


Date: April 15, 1998                    By  /s/Donald L. Hess, President


Date: April 15, 1998                    By  /s/ Howard M. Oveson,
Principal                                    Financial and Accounting Officer



GOLDEN MAPLE MINING AND
LEACHING COMPANY, INC.

Statement of Financial Position as of
(Unaudited)	March 31, 1998 and December 31, 1997

ASSETS
                                        		(Unaudited)
                                         		March 31,	          		December 31,
                                             1998                  		1997

CURRENT ASSETS                            	$	 -0-                		$	 -0-

TOTAL ASSETS                              	$	 -0- 	               	$	 -0-


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Advances from and accounts payable to
        related parties	                   $	 18,578             		$	 53,614

STOCKHOLDERS' EQUITY
    Common stock; $.001 par value;
    50,000,000 shares authorized;
    2,716,057 shares issued and
    outstanding as of March 31, 1998;
    and 216,057 shares issued	and
    outstanding as of December 31, 1997		      2,716 		                	 216

    Additional paid-in capital		           1,246,880 	          		 1,211,863
    Accumulated deficit                		 (1,268,174)	         		 (1,265,693)

        Total Stockholders' Equity	        	 (18,578)		            	 (53,614)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                    	$	 -0- 	               	$	 -0-

GOLDEN MAPLE MINING AND	      	    Statement of Operations For the Three
LEACHING COMPANY, INC.		           Month Periods Ended March 31, 1998
(Unaudited)		                      and March 31, 1997

                                           		March 31,	       		 March 31,
                                             		1998		             	1997

REVENUE                                   	$ 	-0-	               	$ 	-0-

OPERATING EXPENSES
    Accounting		                             1,769
    Fees		                                     712
    Office					                                                      89
      Total operating expenses		             2,481               			 89

(LOSS) FROM OPERATIONS	                    	(2,481)	              		(89)

OTHER INCOME
    Interest		                                                    			 4

NET (LOSS)                              	$	 (2,481)	            	$	 (85)

NET (LOSS) PER SHARE                     	$	 (0.01)	            	$	 (NIL)




GOLDEN MAPLE MINING AND							      Statement of Changes in Stockholders'
LEACHING COMPANY, INC.	 				        Equity For the Three Month Periods
(Unaudited)							                  Ended March 31, 1998 and March 31, 1997

                                     							Additional
                   	Common Stock	         			Paid-in	  		Accumulated
                 	Shares 			Amount	        		Capital		    	Deficit  			Totals

Balances as of
December 31,
1996	          5,401,279 		$	 54,013 		$	 1,158,066 	$ (1,427,837) $ (215,758)

Net (loss)					                                         					 (85)	    		 (85)

Balances as of
March 31,
1997           5,401,279 		$	 54,013 		$	 1,158,066 	$ (1,427,922) $ (215,843)

Balances as of
December 31,
1997             216,057 		$	    216 		$	 1,211,863		$ (1,265,693) $  (53,614)

Common stock
issued for
advances from
related
parties at
$.015 per
share          2,500,000   			 2,500 	    		 35,017 			            			 37,517

Net (loss)						                                         	 (2,481)   	 (2,481)

Balances as of
March 31,
1998	          2,716,057 		$ 	 2,716 		$	 1,246,880 	$ (1,268,174) $  (18,578)

GOLDEN MAPLE MINING AND	     	    Statement of Cash Flows For the Three
LEACHING COMPANY, INC.		          Month Periods Ended March 31, 1998
(Unaudited)                  	    and March 31, 1997

    	                                       	March 31,	          		 March 31,
                                              	1998                			1997

CASH FLOWS FROM OPERATING ACTIVITIES
    Net (loss)                              	$	 (2,481)	           	$	 (85)
    Increase from and accounts payable
         to related parties		                    2,481
                                                 		 -0- 	           		 (85)

NET DECREASE IN CASH		                              -0-            			 (85)

CASH AT BEGINNING OF PERIOD	                      	 -0-             			840

CASH AT END OF PERIOD                       	$    	 -0-           		$	 755

NON-CASH FINANCING ACTIVITIES
    Issuance of 2,500,000 shares of
     common stock for	payment of
     advances from related parties	          $	 37,517




      GOLDEN MAPLE MINING AND
LEACHING COMPANY, INC.                         Notes to Financial Statements
(Unaudited)                                        as of March 31,
1998


The financial statements of Golden Maple Mining and Leaching Company, Inc. included herein, have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, Golden Maple Mining Company, Inc. believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in Golden Maple Mining and Leaching Company's annual report on Form 10-K for the year ended December 31, 1997.

The financial statements included herein reflect all normal recurring adjustments that, in my opinion of management, are necessary for a fair presentation. The results for interim periods are not necessarily indicative of trends or of results to the expected for a full year.