Form 10QSB
period 1998-06-30
CONSOLIDATED MEDICAL MANAGEMENT INC
filed 1998-08-14
CIK 700815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


Form 10-QSB


(Mark One)
     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 For the quarter ended March 31, 1998

     [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to
__________

Commission File Number: 2-89616

Consolidated Medical Management, Inc.
(Exact name of Registrant as specified in charter)

Montana                         82-0369233
State or other jurisdiction of               I.R.S. Employer I.D. No.
incorporation or organization

13005 Justice Avenue, Baton Rouge, LA                  70816
(Address of principal executive offices)               (Zip Code)

Issuer's telephone number, including area code:  (504) 292-3100

Check whether the Issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such fling requirements for the past 90 days. (1) Yes
[X]  No [    ]       (2)  Yes  [X]    No  [   ]

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At July 10, 1998, there were 5,136,057 shares of the Registrant's Common Stock outstanding.

Consolidated Medical Management, Inc.
Baton Rouge, Louisiana

Table of Contents

Part I - Financial Information
               Page
Item 1.     Financial Statements                                        1
     Consolidated Balance Sheets                                        2
     Consolidated Statements of Operations                              3
     Consolidated Statement of Changes in Stockholders' Equity          4
     Consolidated Statements of Cash Flows                              5
     Notes to Consolidated Financial Statements                         6
     Report of Independent Accountants                                 11

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                        12


Part II - Other Information

Item 1.     Legal
Proceedings                                                            14

Item 2.     Change in Securities                                       14

Item 3.     Defaults upon Senior Securities                            14

Item 4.     Submission of Matters to a Vote of Security Holders        14

Item 5.     Other Information                                          14

Item 6.     Exhibits and Reports on Form 8-K                        15-17

Signature                                                              17

Part I

Financial Information


Item 1.     Financial Information

The consolidated financial statements for Consolidated Medical Management Company, Inc. (the Company) included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the Company's financial position and the results of its operations for the interim periods presented. Because of the nature of the Company's business, the results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the full fiscal year. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (1997 Form 10-K).

The consolidated financial statements included herein have been subjected to a limited review by Roberts, Cherry and Company, independent accountants for the Company, whose report is included herein.

Consolidated Medical Management, Inc.
(A Montana Corporation)
Consolidated Balance Sheets
(Unaudited)

                                  							June 30, 1998        		Dec 31, 1997
Assets
Current Assets
	Cash 						                         $         25,869 	      	 $        -
	Receivables 						                           143,465 	                 -
	Notes Receivable						                       147,000
		Total Current Assets	 				                  316,334 		                -

Property, Plant and Equipment -Net	            18,009 	                 -
Other Assets						 	                           31,168 	                 -
			Total Assets	                 			 $        365,511       		 $        -

Liabilities and Stockholders' Equity
Current Liabilities
	Notes Payable -Current Portion						                                3,284
	Accounts Payable						                       101,048 	                 -
	Accrued Expenses						                         9,561 		                -
	Advances from and accounts payable
 to related parties						                         -   	             53,614
	Income Tax Payable						                         -   	                 -
	Deferred Income Taxes						                    2,005 		                -
		Total Current Liabilities					              115,898 		            53,614

	Notes Payable -Long Term Portion              17,469                   -
	Subordinated Debentures						                180,000
		Total Long Term Liabilities		               197,469 	                 -

Stockholders' Equity
	Common Stock -
		$.001 par value, 50,000,000 shares
  authorized, 5,116,057 shares issued
  and outstanding as of June 30, 1998
  and 216,057 shares issued and outstanding
		as of December 31, 1997					                  5,116 		              216
	Additional Paid-in-Capital						           1,329,553 		        1,211,863
	Retained Earnings (Deficit)						         (1,282,525)		       (1,265,693)
		Total Stockholders' Equity (Deficit)				     52,144 		          (53,614)

			Total Liabilities and Stockholders'
   Equity		                           		 $    365,511 		 $              -


The accompanying notes and accountant's compilation report are an integral part of these financial statements.

Consolidated Medical Management, Inc.
(A Montana Corporation)
Consolidated Statements of Operations
(Unaudited)
               							Three Months ended June 30,				Six Months ended June 30,
                     							1998		      1997		          1998		       1997

Revenues							           $ 178,107 		 $ -   		       $ 346,705 		 $  -

Operating Expenses
	Salaries and Wages				     102,614 				                173,272
	Taxes and Licenses				      15,158 			  	               18,072
	Depreciation and
  Amortization 			            5,352 				                  7,464
	Educational						            2,817 			                   3,299
	Interest Expense						      10,092 				                 12,311
	Legal and Professional       5,640 		   6,740     		    66,540 		   6,740
	Office Expense						        32,528 		   2,240 		        38,920 	    2,240
	Occupancy				                5,198   				               13,692
		Total Operating Expenses		179,399 		   8,980 		       333,570 	    8,980

Income from Operations				   (1,292)		  (8,980)		        13,135 		  (8,980)

Other Income (Expenses)	    (28,251)	  193,681 	        (33,759)		 193,685

Income (Loss) before Income
Taxes			   				             (29,543)	  184,701 		       (20,624)   184,705

Income Tax Expense		         (3,792)		     -   		        (3,792)      -

Net Income (Loss)							 $  (25,751)	$ 184,701 	 	 $    (16,832) $ 184,705

Net Income (Loss) per
Share			            				 $  (0.0050) $       0.03  $    (0.0033)	$       0.03


The accompanying notes and accountant's compilation report are an integral part of these financial statements.

Consolidated Medical Management, Inc.
(A Montana Corporation)
Consolidated Statements of Changes in Stockholders' Equity (Deficit) For the Three and Six Month Periods Ended June 30, 1998
(Unaudited)

                						Common Stock
                   	shares 		Account 		Additional      Retained
                                       Paid            Earnings
                                       In Capital      (Deficit)        Total

Balances,
4/1/98             2,716,057 $ 2,716 	 $ 1,246,880   $ (1,256,774)		$  (7,178)
Issue stock
for services
rendered						       550,000     550 		     58,028 	                   58,578
Issue stock for
acquisition of
Consolidated
Medical Management,
Inc.					          1,850,000   1,850 		     24,645 				                26,495
Net Income (Loss)
for the three
months	ended June
30, 1998				                                              (25,751)		  (25,751)
Balances, 6/30/98  5,116,057	$ 5,116 		 $ 1,329,553 	 $ (1,282,525) $  52,144


Balances, 1/1/98     216,057 $   216 		 $ 1,211,863		 $ (1,265,693) $ (53,614)
Issue stock for
advances to
related party
debt               2,500,000   2,500 		      35,017                    37,517
Issue stock for
services rendered	   550,000 		  550 		      58,028 			                58,578
Issue stock for
acquisition of
Consolidated
Medical
Management, Inc.	  1,850,000 	 1,850 		      24,645 			                26,495
Net Income (Loss)
for the six months
ended
June 30, 1998					                                       	 (16,832)   (16,832)
Balances, 6/30/98  5,116,057 $ 5,116 		 $ 1,329,553   $ (1,282,525)  $ 52,144



The accompanying notes and accountant's compilation report are an integral part of these financial statements.

Consolidated Medical Management, Inc.
Baton Rouge, Louisiana
Consolidated Statements  of Cash Flows
(Unaudited)
                                        								For the Six Months ended
				                                    				June 30, 1998	    	June 30, 1997
Cash Flows from Operating Activities:
	Net Income (Loss)				                			   $     (16,832)		 $   184,616
	Adjustments to Reconcile Net Income to
	Net Cash Provided by Operating Activities:
		Depreciation						                                7,464 		        -
		(Increase) Decrease in Receivables						       (143,465)          -
		(Increase) Decrease in Other Assets						       (31,168)		        -
		Increase (Decrease) in Accounts Payable						   101,048        (75,187)
		Increase (Decrease) in Interest Payable
  to Related Party	                                  -   	       (81,524)
		Increase (Decrease) in Advances from and
  accounts payable to related parties						          -           (28,745)
		Increase (Decrease) in Accrued Expenses				       9,561 		        -
		Increase (Decrease) in Deferred Income Taxes	     2,005 	         -
Net Cash Provided Used by Operating Activities	   (71,387)		        (840)

Cash Flows from Investing Activities:
	Issuance of Notes Receivable						    	         (147,000)
	Purchases of Property, Plant and Equipment		     (29,174)
		Net Cash Used by Investing Activities						    (176,174)		        -

Cash Flows from Financing Activities:
	Repayment of Loans to Shareholder and Short
 Term Debt			                 				                 (2,255)
	Proceeds from Issuance of Debentures	            180,000
	Proceeds from Stock Issuance							               40,000
	Proceeds from Issuance of Debt							             23,008
	Payments on Long-Term Debt							                 (1,738)
		Net Cash Provided by Financing Activities		     239,015 		        -

Net Increase (Decrease) in Cash	                   (8,546)		        (840)

Cash, Beginning of period								                  34,415 	          840
Cash, end of period				      				                  25,869 		        -

Supplemental Disclosure of Cash Flow
Information
	Cash Paid During the Year for:
		Interest			                           			 $       9,398 		 $      -
		Income Taxes			                       			 $        -   	 	 $      -

	Non Cash Financing
		The Company issued stock in exchange
  for services and the forgiveness of
  debt, totaling $40,000 and $18,578,
  respectivley.


The accompanying notes and accountant's compilation report are an integral part of these financial statements.

Consolidated Medical Management, Inc.
(A Montana Corporation)

Notes to Consolidated Financial Statements
(UNAUDITED)


Note  1     Organization and Summary of Significant Policies

The Company (formerly Golden Maple Mining and Leaching Co., Inc.) was incorporated under the laws of the State of Montana on August 13, 1981. The Company ceased its mining operations in 1985, and discontinued all business operations in 1990. On May 23, 1998, the Company acquired all the common stock of Consolidated Medical Management, Inc. (a private Louisiana corporation, hereafter sometimes referred to as "CMMI-LA" or "subsidiary") in a stock for stock exchange transaction, whereupon, CMMI-LA became a wholly owned subsidiary of the Company. These financial statements reflect the financial condition and results of operations for the consolidated Company, retroactively stated for the fiscal periods.

The subsidiary provides management services for home healthcare providers predominately in southern Louisiana.

Accounting policies of the Company conform with generally accepted accounting principles and reflect practices appropriate to the industry in which it operates. The significant policies are summarized below:

Property, Plant, Equipment and Depreciation - Expenditures for property, plant and equipment are recorded at cost. Renewals and improvements which extend the economic life of such assets are capitalized. Expenditures for maintenance, repairs and other renewals are charged to expense. For major dispositions, the cost and accumulated depreciation are removed from the accounts and any gain or loss is included in the results of operations.

Depreciation is provided over the estimated useful lives of assets using accelerated methods.

Receivables - The Company, through it's Louisiana subsidiary, grants credit through trade receivables to its customers, all of whom are home health care providers in the state of Louisiana. The Company performs ongoing credit evalua tions of its customers' financial condition and, generally, requires no collateral from its customers. As of year-end, the company reviewed its receivables and determined those receivables that collection was deemed questionable and charged off those receivables. A further review of receivables indicated no additional allowance was necessary for the remaining accounts.

Cash Flows and Concentration of Credit Risk - Cash consists principally of demand deposits at commercial banks. These balances, as reflected in the bank's records, are insured by the Federal Deposit Insurance Corporation up to $100,000. At June 30, 1998 and December 31, 1997, the Company's deposits did not exceed the insured limits.

Risks and Uncertainties - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Note  2              Receivables
Receivables consist of the following:
                                             1998                1997
Management Fees                       $     129,901          $     -
Advances to Trinity Billing                  13,564                -

                                      $     143,465          $     -


Note  3     Property, Plant and Equipment
                                             1998                1997
Furniture                             $       6,182          $     -
Equipment                                    22,992                -

Less Accumulated Depreciation               (11,165)              (-)

Property, Plant and Equipment - Net   $      18,009          $     -



Note 4     Lease Commitments
During the periods ended June 30, 1998, the Company leased its office facilities under operating leases, which expire June 1998 and August 1998. Monthly rent for the office space totals $1,225. The Company can renew the leases for additional one-year periods for approximately the same monthly rental. Lease expense for the six months ended June 30, 1998 and 1997 totaled $8,693 and $12,435 respectively.

The Company leases its copier under a non-cancelable operating lease expiring in 1999. Lease expense for the three and six-month periods ended June 30, 1998 was $671 and $1,342, respectively. At June 30, 1998, future minimum lease payments under long-term non-cancelable leases for succeeding fiscal periods is as follows:

1998                                                      $     2,543
1999                                                            1,343
Total                                                     $     3,886



Note 5     Notes Receivable
                                              1998               1997
Note Receivable from Spectrum Financial,
Inc. in the original amount of $15,000,
with interest at 6%, principal and
interest due June 30, 1999, unsecured.    $  15,000       $       -

Note Receivable from Jaguar, Inc. in the
original amount of $100,000, with
interest at 6%, principal and interest
due June 30, 1999, unsecured.               100,000               -

Note Receivable from Southern Properties
Management, Inc. in the original
amount of $15,000, with interest at 6%,
principal and interest due on June 30,
1999, unsecured.                             15,000

Note Receivable from Jaguar, Inc. in
the original amount of $17,000, with
interest at 6%, principal and interest
due June 30, 1999, unsecured.                17,000               -
  Total Notes Receivable                    147,000          $    -
Less Current Portion                       (147,000)

Long Term Portion of Notes Receivable     $     -


Note 6     Economic Dependence and Subsequent Events
During the six months ended June 30, 1998, approximately fifty-six (56%) percent of the Company's management fee income was earned under management contracts with one major customer. The contracts have a term of one year, ending December 31, 1998, renewable annually.


Note 7     Notes Payable
                                             1998               1997

Note payable to the stockholder of
the Company, dated June 24, 1996, due
on demand, interest at 6%, payable at
maturity or demand, unsecured           $    12,745            $   -

Note payable to GE Capital financing
the phone system, in the original
amount of $10,222, dated September 16,
1997, payable in thirty-six
installments of $341 with interest at
12.5%, secured by a pledge of the phone
system.                                       8,008                -
Total Notes Payable                          20,753                -
Less: Current Portion                       (16,029)              ( )

Long-Term Portion                       $     4,724          $     -


Maturities of Notes Payable over the
next five years are:
1998                                   $     16,029
1999                                          3,718
2000                                          1,006
                                       $     20,753



Note 8     Income Taxes
The provision for income taxes for three and six months ended June 30, 1998 consists of the following:

                                              1998               1997
Current Provision
Federal                                 $     -              $     -
State                                         -                    -
Deferred Provision (Benefit)                (3,792)

Total Income Tax Expense (Benefit)      $   (3,792)           $    -

The effective tax rate of the Company for 1998 and 1997 differs from the federal statutory rate primarily due to state income taxes.

Deferred income taxes arise from temporary differences resulting from the Company's subsidiary utilizing the cash basis of accounting for tax purposes and the accrual basis for financial reporting purposes. Deferred taxes are classified as current or noncurrent, depending on the classification of the assets and liabilities to which they relate. Deferred taxes arising from timing differences that are not related to an asset or liability are classified as current or noncurrent depending on the periods in which the timing differences are expected to reverse. The principal temporary differences relate to revenue and expenses accrued for financial purposes, which are not taxable for financial reporting purposes.

The net deferred tax asset or liability is composed of the following:

                                      1998                    1997

Total Deferred Tax Assets        $     -                  $     -
Total Deferred Tax Liabilities        2,005                     -
Net Deferred Tax Liability            2,005                     -
   Less Current Portion               2,005                     -

   Long - Term Portion           $     -                  $     -


Note 9     Commitments and Contingencies
In the opinion of management, there are no contingent claims or litigation against the Company which would materially affect its financial position at June 30, 1998.

The Management service contracts that the Company has with the Home Health Care Agencies it serves include a provision that allows the Company's client to recover the amount paid by the client from the management fees paid to the Company if the client is required to repay any fees it receives, due to actions or services provided it by the Company.


Note 10     Related Party Transactions
During the three and six month periods ended June 30, 1998, the Company paid GCSW Funding Group, Inc. and Southern Property Management, Inc., related parties, for purchased consulting services totaling $15,392 and $34,308, respectively. At June 30, 1998 and December 31, 1997, $48,212 and $-0-, respectively were due for these services.

The Company had a Note Payable from a major stockholder of $12,745 as of June 30, 1998. See Note 6.

Note 11     Subordinated Debentures
The Company issued debentures in 1998 that are subordinated to bank debt and secured leases. The debentures are otherwise unsecured but are given a preference over unsecured debt. The debentures include interest at fifteen (15%) percent, payable in monthly installments. Each debenture has a conversion right for each holder to convert the debenture principal to shares of the Company's common stock at the greater of $2.50 per share or sixty (60%) percent of the bid price, whichever is greater on the date of conversion. Accrued interest and any principal amount not converted to shares of stock will be paid in cash. As of June 30, 1998, the company had issued $180,000 in debentures, with accrued interest, included in Accrued Liabilities, of $2,250.


Note 12     Subsequent Events
On July 10, 1998, the Company purchased all of the outstanding stock of United Medical Services, Inc. (which changed its name to Independent Diagnostic Services, Inc.) in exchange for the issuance of 20,000 shares of the Company's unissued stock.




REPORT OF INDEPENDENT ACCOUNTANTS



The Board of Directors
Consolidated Medical Management, Inc.
(A Montana Corporation)
Baton Rouge, Louisiana


We have made a review of the consolidated balance sheet of Consolidated Medical Management, Inc. as of June 30, 1998, and the related consolidated statements of operations and cash flows for the three-month and six-month periods ended June 30, 1998 and 1997, in accordance with standards established by the American Institute of Certified Public Accountants. These financial statements are the responsibility of the Company's management.

A review of interim financial information consists principally of obtaining an understanding of the system for the preparation of interim financial information, applying analytical review procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

The balance sheet as of December 31, 1997 and the related statements of income, cash flows and changes in stockholders' equity for the year then ended (not present herein); have been previously audited, in accordance with generally accepted auditing standards by other auditors whose report was dated February 17, 1998, wherein he expressed an unqualified opinion on those financial statements.







ROBERTS, CHERRY and COMPANY

A Corporation of
Certified Public Accountants
Shreveport, Louisiana
July 31, 1998

Consolidated Medical Management, Inc.
 (A Montana Corporation)



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in combination with Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of the 1997 Form 10-K, the financial statements and notes contained in Item 8 of the 1997 Form 10-K and the interim financial statements and notes thereto contained elsewhere in this Report.

RESULTS OF OPERATIONS

For the Three and Six Month Periods Ended June 30, 1998
Net Loss applicable to common stock totaled ($29,543) or ($0.0058) per share for the second quarter of 1998, as compared to net income of $184,071 or $0.03 per share for the corresponding period in 1997. The following principal factors contributing to these results. In the 1997 period, the Company had no operations and recognized a gain from debt forgiveness of $193,681 and operating loss of ($9,069) for the six months ended June 1997. For the comparable period ended June 30, 1998, the Company recognizes the operations of its wholly-owned subsidiary, CMMI-LA with operating revenue of $178,107 and $346,705 for the three-month and six-month periods ended June 30, 1998, respectively.

Operating revenues are management fees associated with providing services, under contract, to various home-health providers and PHP (Partial Hospital Programs), primarily located in southern Louisiana. Changes in the home health care industry caused the Company to shift its emphasis away from home health care and toward the PHP program, and to other medical management programs, which the Company expects will be more profitable.

For the three-month and six month periods ended June 30, 1998, the Company incurred operating costs associated with the production of management fee revenue totaling $176,899 and $330,541, respectively. The most significant elements of operating expenses are salaries of $102,614 and $173,272, for these periods, respectively. Salaries include the professional wages of the personnel who deliver the health-care services required by the contracts and related administrative salaries and benefits.

The Company incurred office expense totaling $38,920 for the six-month period, which includes a one-time charge of $18,860 to account for non-professional fees incurred in completing the merger.

In the three months ended June 30, 1998, the Company took a one-time charge against earnings of $40,000 for professional consulting costs associated with the acquisition of CMMI-LA. These expenses included fees for the location of the company, the negotiation of the merger arrangements and terms and the successful conclusion of the plan.



FINANCIAL CONDITION

Liquidity and Capital Resources

In March and April of 1998, the Company sold a total of $180,000 in convertible subordinated debentures. The debentures are subordinated to bank debt and secured leases and are due within one year of issue. The debentures are otherwise unsecured but are given a preference over unsecured debt. The debentures include interest at fifteen (15%) percent, payable in monthly installments. Each debenture has a conversion right for each holder to convert the debenture principal to shares of the Company's common stock at the greater of $2.50 per share or sixty (60%) percent of the bid price, whichever is greater on the date of conversion. Accrued interest and any principal amount not converted to shares of stock will be paid in cash.

The Company had cash of $25,869 as of June 30, 1998 and receivables totaling $143,465 from customers, of which $81,529 (57% of total receivables) was current, $8,944 (6%) was thirty days old and the remainder of $52,992 (37%) was older than sixty days. Management has reviewed the collectibilty of these accounts, and determined that the collection is probable.

The Company advanced funds to Jaguar, Inc., Spectrum Financial, Inc. (a shareholder) and Southern Properties Management, Inc. in the form of notes receivable totaling $147,000 as of June 30, 1998. The terms of the notes call for the Company to be paid interest of 6%, are due June 30, 1999 and are unsecured. Management believes these amounts to be collectable.

Part II
Other Information

Item 1.     Legal Proceedings

There are no legal actions reportable under this section.

Item 2.     Change in Securities

There have been no changes in securities of the Company in the quarter ended June 30, 1998.

Item 3.     Defaults upon Senior Securities

There have been no defaults by the Company on any Senior Securities.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended June 30, 1998, the following matters were submitted to a vote by the stockholders of the company:
             May 23, 1998, the stockholders for the Company met in a special meeting to adopt the Plan of Reorganization and to elect a Board of Directors. The Plan of Reorganization was adopted. The following Directors were elected:
              Sunnie M. Wooley
              Peggy D. Behrens
              Rand Eardley

             May 23, 1998, the Board of Directors met and elected Officers:
              Sunnie M. Wooley           President, CEO, Principal
                                          Accounting Officer, Treasurer and CFO
              Peggy D. Behrens           Secretary


Item 5.     Other Information

Acquisition of Consolidated Medical Management, Inc.

During the quarter ended June 30, 1998, the Company completed its Plan of Reorganization wherein the Company issued 1,850,000 shares of its stock in exchange for all the outstanding stock of Consolidated Medical Management, Inc. (a Louisiana corporation) (hereafter called "private company"). Concurrent with this Plan, the Company changed its name from Golden Maple Mining and Leaching Co, Inc. to Consolidated Medical Management, Inc. and moved its principal offices to Baton Rouge, Louisiana. Incidental to the acquisition of the private company, CMMI-LA became a wholly-owned subsidiary of the Company.

Acquisition of Independent Diagnostic Services, Inc.
On July 10, 1998, the Company purchased 100% of the outstanding stock of Independent Diagnostic Services, Inc. in exchange for issuance of 20,000 shares of the Company. Independent Diagnostic Services, Inc. provides diagnostic ultrasound imaging services to physician offices, clinics, hospital, and skilled nursing facilities, and also provides mobile laboratories that will enable services to be provided for communities with limited access to technologists, hospitals and diagnostic laboratories.

Consolidated Medical Management, Inc.
(A Montana Corporation)

Proforma Combined Balance Sheet
June 30, 1998

                             					Historical	          				Pro Forma
              			           		CMMI		  Independent      Pro Forma     Pro Forma
                                      Diagnostic       Adjustments   Combined
                                      Services, Inc.			              Totals
                                      Assets
Current Assets
	Cash 		                  $  25,869  $ (1,591)	 		               		 $ 24,278
	Receivables 				           143,465      -   					                   143,465
	Notes Receivable				       147,000 		  2,000 					                  149,000
		Total Current Assets			   316,334 		    409 			                    316,743

Property, Plant and
Equipment -Net               18,009       465 					                   18,474
Investment in Subsidiary								                     	 (a) 100,000   100,000
Due from Related Parties		     -   		   7,510 			                      7,510
Other Assets					            31,168      -   				                     31,168
			Total Assets		         $ 365,511  $  8,384 	   		 $     100,000  $473,895

Liabilities and
Stockholders' Equity
Current Liabilities
	Notes Payable
 -Current Portion			          3,284    10,081 			                     13,365
	Accounts Payable				       101,048      -   					                   101,048
	Accrued Expenses				         9,561 		   -   			                       9,561
	Advances from and
 accounts payable to
 related parties			            -       13,900                         13,900
	Income Tax Payable				        -   		    -   				                       -
	Deferred Income Taxes				    5,797      -   				                      5,797
		Total Current Liabilities 119,690 	  23,981 					                  143,671

	Notes Payable -Long Term
 Portion				                 17,469 	    -   					                    17,469
	Subordinated Debentures	   180,000      -   	                       180,000
		Total Liabilities			      197,469      -   				                    197,469

Stockholders' Equity
	Common Stock-
		$.001 par value,
  50,000,000 shares
		authorized,
  5,136,057 shares
  issued and	outstanding
  as of June 30, 1998
  and 216,057	shares
  issued and outstanding
		as of December 31, 1997			  5,116 	    -   	   	 (a)     20 		       5,136
	Additional
 Paid-in-Capital		        1,329,553 		   -      		 (a) 99,980 		   1,429,533
	Retained Earnings
 (Deficit)	     	 		     (1,286,317)	 (15,597)                    (1,301,914)
		Total Stockholders'
  Equity			                  48,352 	 (15,597)			     100,000 	      132,755

			Total Liabilities and
   Stockholders' Equity	 $  365,511  $  8,384 			$    100,000 		$    473,895



Consolidated Medical Management, Inc.
(A Montana Corporation)

            Pro Forma Combined Statement of Operations
              for the Six Months Ended June 30, 1998

			                         		Historical    	           				Pro Forma
	                     		CMMI	      	Independent      Pro Forma       Pro Forma
                                    Diagnostic       Adjustments     Combined
                                    Services, Inc.                   Totals

Revenues					        $ 346,705 		$     71,100 				               	 $ 417,805

Operating Expenses
	Salaries and Wages			 173,272 		        -   		                      173,272
	Taxes and Licenses			  18,072 		          28 					                   18,100
	Depreciation and
 Amortization 				       7,464 	           36 		                       7,500
	Educational				         3,299 		       8,288 			                     11,587
	Interest Expense			    12,311 		         103 		                      12,414
	Legal and Professional 66,540 		      49,664 			                    116,204
	Office Expense				     38,920 	       28,312 		                      67,232
	Occupancy				          13,692 	          266 		                      13,958
		Total Operating
  Expenses			          333,570         86,697 		                     420,267

Income from Operations	 13,135 		     (15,597)				                   (2,462)

Other Income
 (Expenses)					       (33,759)		        -   	                      (33,759)

Income (Loss) before
 Income Taxes			       (20,624)	      (15,597)					                 (36,221)

Income Tax Expense 	      -              -   		                        -

Net Income (Loss)	 	 $ (20,624)		   $ (15,597)					               $ (36,221)

Notes To Proforma Combined Statements:
(a) This reflects the issuance of stock in the Company for the acquisition of Independent Diagnostic Services, Inc.



Item 6.     Exhibits and Reports on Form 8-K

During the three-month period ended June 30, 1998, the Company filed an 8-K on May 26, 1998 concerning the Plan of Reorganization governing its acquisition of Consolidated Medical Management, Inc. (the Louisiana private company). On June 18,1998 the Company filed form 8-K/A (amendment 1) which amended the original 8-K to include the audited financial statements for the private company for the period ended December 31, 1997 thereof. On July 6, 1998, the Company filed amendment 2 to this form 8-K, which included the proforma financial statements of the combined companies.


     Exhibit Table

(2)  Plan of acquisition, reorganization,   Incorporated by reference in the 8-K
     arrangement, liquidation, or
     succession




SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Consolidated Medical Management, Inc.



___________________________________________
By - Sunni M. Wooley, President and Principal Financial Officer

Date:  August 12, 1998