Form 10QSB
period 1998-09-30
CONSOLIDATED MEDICAL MANAGEMENT INC
filed 1998-11-24
CIK 700815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


Form 10-QSB


(Mark One)
     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 For the quarter ended September 30, 1998.

     [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to
__________

Commission File Number: 2-89616

Consolidated Medical Management, Inc.
(Exact name of Registrant as specified in charter)

Montana                         82-0369233
State or other jurisdiction of               IRS Employer I.D. No.
incorporation or organization

13005 Justice Avenue, Baton Rouge, LA                  70816
(Address of principal executive offices)               (Zip Code)

Issuer's telephone number, including area code:  (504) 292-3100

Check whether the Issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such fling requirements for the past 90 days. (1) Yes
[X]  No [    ]       (2)  Yes  [X]    No  [   ]

State the number of shares outstanding of each of the Issuer's classes of
common equity as of the latest practicable date:   At November 4, 1998, there
were 5,446,057 common shares of the Registrant outstanding.



Baton Rouge, Louisiana

Table of Contents


			Page
Item 1.	Financial Statements                                 		1
	Consolidated Balance Sheets                                   2
	Consolidated Statements of Operations                         3
	Consolidated Statements of Cash Flows                         4
	Notes to Consolidated Financial Statements
	Report of Independent Accountants                             11
Item 2.	Management's Discussion and Analysis
 of Financial Condition and Results of Operations              12

Item 2.	Change in Securities                                  	15

Item 5.	Other Information                                     	16

Item 6.	Exhibits and Reports on Form 8-K                     		24

Signature	                                                   		25

Exhibits

Item 1.	Financial Information

Consolidated Medical Management, Inc.
(A Montana Corporation)
Consolidated Balance Sheets
(Unaudited)

                        		       					September 30, 1998	   	Dec 31, 1997
Assets
Current Assets
	Cash 		                 			       	 $         112,743 		 $        -
	Receivables 						                            113,595             -
	Notes Receivable						                        211,866
  Total Current Assets					                    438,204             -

Property, Plant and Equipment  Net			          336,707 	           -
Other Assets							                            153,910 		          -
			Total Assets			                   $         928,821 		 $        -

Liabilities and Stockholders' Equity
Current Liabilities
	Notes Payable   Current Portion				 $          29,966 		 $        -
	Accounts Payable						                         76,568 		          -
	Accrued Expenses						                         42,127 		          -
	Advances from and accounts payable to
 related parties						                           -              53,614
	Deferred Income Taxes						                     7,293 		          -
		Total Current Liabilities					               155,954 	        53,614

	Notes Payable   Long Term Portion				         299,736             -
	Subordinated Debentures						                 440,000 	           -
		Total Long Term Liabilities					             739,736 	           -

Stockholders' Equity
	Common Stock
		$.001 par value, 50,000,000 shares
  authorized, 5,446,057 shares issued and
		outstanding as of September 30, 1998
  and 216,057 shares issued and outstanding
		as of December 31, 1997					                   5,446 		          216
	Additional Paid-in-Capital						            1,754,223 		    1,211,863
	Retained Earnings (Deficit)						          (1,726,538)     (1,265,693)
		Total Stockholders' Equity (Deficit)			       33,131 	       (53,614)

			Total Liabilities and Stockholders'
   Equity			                	 $                928,821 	 $         -

The accompanying notes and are an integral part of these financial statements.


Consolidated Medical Management, Inc.
(A Montana Corporation)
Consolidated Statements of Operations
(Unaudited)
                      					     		Three Months ended    	Nine Months ended
                                  September 30,            September 30,
                          							1998	       	1997	      1998	        	1997

Revenues						            	 $     282,832 		 $   - 		 $  629,537 		 $   -

Operating Expenses
	Personnel Costs			    			        119,192 		     -       310,536        -
	Bad Debt Expense						            86,772 	     			       86,772
	Consulting						                  99,324 		     -       142,409        -
	Commissions						                 58,333 		     -        58,333 	      -
	Depreciation and Amortization 	   11,991 		     -        19,455 	      -
	Educational						                  5,859 	      -         9,158 		     -
	Legal and Professional						      11,370      3,630 		   34,825 		   10,370
	Office Expense						              50,533      1,284 	    89,453       3,613
	Occupancy						                   13,516 	      -        27,208        -
	Transportation						              21,328 	      -   	    21,328 	      -
		Total Operating Expenses					   478,218      4,914     799,477 	    13,983

Income (Loss) from Operations		  (195,386)	   (4,914)		 (169,940)	   (13,983)

Other Income (Expenses)
	Forgiveness of Debt						           -           -                   193,681
	Merger and Acquisition Expenses (230,000)	      -      (270,000)       -
	Other						                         (464)		     -         5,773 	      -
	Interest Expense						           (13,151)	      -       (25,462)       -
	Interest Income						                276 	      -           280 	      4
							                          (243,339)		     -      (289,409)		  193,685

Income (Loss) before Income
Taxes	              						       (438,725)    (4,914)	  (459,349)    179,702

Income Tax Expense							           5,288 	      -         1,496        -

Net Income (Loss)			   				 $    (444,013)	  $(4,914) $ (460,845)	$  179,702

Net Income (Loss) per Share $     (0.1262)		 $(0.03)  $  (0.1310) $     0.05

The accompanying notes and are an integral part of these financial statements.

Consolidated Medical Management, Inc.
Baton Rouge, Louisiana
Consolidated Statements  of Cash Flows
(Unaudited)
                                           							For the Nine Months ended
				                                 			September 30, 1998		September 30, 1997
Cash Flows from Operating Activities:
	Net Income (Loss)			                 			 $     (460,845)		 $       179,702
	Adjustments to Reconcile Net Income
 (Loss)  to Net Cash Provided by
 Operating Activities:
		Depreciation and Amortization	                  19,455 		            -
		Deferred Income Tax Expense					                (1,496)
		Non Cash Consulting and Services Paid
  by Stock Issue					                            348,578
		(Increase) Decrease in Receivables	            (15,624)              -
		(Increase) Decrease in Other Assets					       (32,710)		            -
		Increase (Decrease) in Accounts Payable				     28,218 		         (73,839)
		Increase (Decrease) in Interest Payable
  to Related Party					                             -   		          (81,524)
		Increase (Decrease) in Advances from and
  accounts payable to related parties					       (53,614)		         (25,179)
		Increase (Decrease) in Accrued Expenses				     27,637 		            -
		Increase (Decrease) in Income Taxes Payable	    (3,380)
		Increase (Decrease) in Deferred Income Taxes		   4,876 		            -
Net Cash Provided Used by Operating Activities	 (138,905)	             (840)

Cash Flows from Investing Activities:
	Issuance of Notes Receivable					              (136,866)
	Payment on Notes Receivable				                  10,134
	Purchases of Property, Plant and Equipment		   (407,925)
		Net Cash Used by Investing Activities					    (534,657)		            -

Cash Flows from Financing Activities:
	Repayment of Loans to Shareholder and Short
 Term Debt						                                 (15,000)
	Proceeds from Issuance of Debentures						      440,000
	Issue Debt for Capital Leases						             319,148
	Proceeds from Issuance of Debt						             10,000
	Payments on Long-Term Debt						                 (2,258)
		Net Cash Provided by Financing Activities			   751,890 	             -

Net Increase (Decrease) in Cash				               78,328 		          (840)

Cash, Beginning of period							                  34,415 		           840
Cash, end of period				       			                112,743 		            -

Supplemental Disclosure of Cash Flow Information
	Cash Paid During the Year for:
		Interest                              		 $      27,367  		 $         -
		Income Taxes					                        $        -   	    $         -

The accompanying notes and are an integral part of these financial statements.

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

Receivables - The Company, through it's Louisiana subsidiary, grants credit through trade receivables to its customers, all of whom are home health care providers in the state of Louisiana. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. As of year-end, the company reviewed its receivables and determined those receivables that collection was deemed questionable and charged off those receivables. A further review of receivables indicated no additional allowance was necessary for the remaining accounts.

Cash Flows and Concentration of Credit Risk - Cash consists principally of demand deposits at commercial banks. These balances, as reflected in the bank's records, are insured by the Federal Deposit Insurance Corporation up to $100,000. At September 30, 1998 and December 31, 1997, the Company's deposits did not exceed the insured limits.

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


Note  2	Receivables
Receivables consist of the following:
                                                      		1998			1997
Management Fees	                                    $	100,031		$	-
Advances to Trinity Billing	                          	13,564 			-

	                                                   $	113,595		$	-


Note  3	Property, Plant and Equipment
                                                      		1998			1997
Furniture	                                          $	  6,182		$	-
Equipment	                                            	30,587
Automotive	                                            	6,100
Assets under Capital Lease	                          	386,175
                                                      428,753	 		-

Less Accumulated Depreciation                      	( 	92,046	)		-

Property, Plant and Equipment  Net                 	$	336,707		$	-


Note 4	      Other Assets
                                                      		1998			1997
Prepaid Consulting Agreement (net of
accumulated amortization of $4,000)	               $	 116,000		 $	 -
Acquisition Costs (net of accumulated
amortization of $4,928)                              		29,865
Prepaid Advertising	                                   	4,500
Prepaid Insurance	                                     	1,145
Deposits		                                              2,400
                                                    $	153,910		$	-

Note 5	Lease Commitments
During the periods ended September 30, 1998, the Company leased its office facilities under operating leases, which expired June 1998 and August 1998, thereafter they have been rented on a month-to-month basis. Monthly rent for the office space totals $1,225. Lease expense for the nine months ended September 30, 1998 and 1997 totaled $10,200 and $10,800 respectively.

The Company leases its copier under a non-cancelable operating lease expiring in 1999. Lease expense for the three and nine-month periods ended September 30, 1998 was $671 and $2,014, respectively. At September 30, 1998, future minimum lease payments under long-term non-cancelable leases for succeeding fiscal periods is as follows:

                  1998        	$	671
                  1999	       	1,343
                  Total	     $	2,014



Note 6	Notes Receivable
                                                       		1998	  		1997
Note Receivable from Spectrum Financial, Inc. in
the original amount of $15,000, with interest at
6%, principal and interest due June 30, 1999,
unsecured.	                                         $	  15,000		  $	  -

Note Receivable from Jaguar, Inc. in the original
amount of $100,000, with interest at 6%, principal
and interest due June 30, 1999, unsecured.		           100,000		  	   -

Note Receivable from Southern Properties
Management, Inc. in the original amount of
$15,000, with interest at 6%, principal and
interest due on June 30, 1999, unsecured.		             15,000

Note Receivable from Jaguar, Inc. in the original
amount of $17,000, with interest at 6%, principal
and interest due June 30, 1999, unsecured.		            17,000		   	  -

Note Receivable from Louisiana Mobile Imaging,
Inc. in the original amount of $75,000, with
interest at 0%, principal due December 1, 1998,
secured by a pledge of receivables.		                  64,866
Total Notes Receivable	                              	211,866      			-
Less Current Portion                              	( 	211,866	)	     	-
Long Term Portion of Notes Receivable	              $    	-       		$	-


Note 7	Economic Dependence
During the nine months ended September 30, 1998, approximately forty-five (45%) percent of the Company's management fee income was earned under management contracts with one major customer.
The contracts have a term of one year, ending
December 31, 1998, renewable annually. The customer has advised the Company that they intend to renew and expand the current contract.



Note 8	Notes Payable
                                                   		1998		   	1997

Note payable to the stockholder of the Company,
dated June 24, 1996, due on demand, interest at
6%, payable at maturity or demand, unsecured	        $	  -		  $	  -

Note payable to GE Capital financing the phone
system, in the original amount of $10,222, dated
September 16, 1997, payable in thirty-nine
installments of $341 with interest at 12.5%,
secured by a pledge of the phone system.		             7,521			    -

Two notes payable (in original amounts of
$5,000 each) to Spectrum Financial, Inc., a
stockholder of the Company, dated September 29,
1998, due April 29, 1999, interest at 10%,
payable on maturity, unsecured		   10,000
Capital lease obligations assumed in acquisition
of Louisiana Mobile Imaging, Inc. calling for
monthly payments totaling $10,134 over various
periods associated with the underlying leases
of medical imaging equipment expiring over
fifty-five monthly payments with interest of
twelve (12%) percent.		                              312,181
Total Notes Payable		                                329,702	 		   -
Less: Current Portion                              	(	29,966	)   	(		)

Long-Term Portion	                                 $	299,736	   	$	-


Maturities of Notes Payable over the next
five years are:							                         1998	$	29,966
                                               1999		82,421
                                               2000		90,447
                                               2001		73,557
                                               2002		46,072
                                                    		7,239
                                                 	$	329,702




Note 9	Income Taxes
The provision for income taxes for three and nine months ended
September 30, 1998 consists of the following:

                                                 		1998			1997
Current Provision
Federal	                                           $	-	  	$	-
State                                              		-  	 		-
Deferred Provision (Benefit)	                      	1,496

Total Income Tax Expense (Benefit)	               $	1,496		$	-

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

The net deferred tax asset or liability is composed of the following:

	                                                        	1998				1997

Total Deferred Tax Assets	                               $	-	 		$	-
Total Deferred Tax Liabilities		                          7,293				-
Net Deferred Tax Liability                              		7,293				-
   Less Current Portion	                                 	7,293				-

   Long - Term Portion                                  	$	-	 		$	-



Note 10     Commitments and Contingencies
In the opinion of management, there are no contingent claims or litigation against the Company which would materially affect its financial position at September 30, 1998.
The Management service contracts that the Company has with the Home Health Care Agencies it serves include a provision that allows the Company's client to recover the amount paid by the client from the management fees paid to the Company if the client is required to repay any fees it receives, due to actions or services provided it by the Company.


Note 11     Related Party Transactions
During the three and nine month periods ended September 30, 1998, the Company paid GCSW Funding Group, Inc. and Southern Property Management, Inc., related parties, for purchased consulting services totaling $30,451 and $36,444, respectively. At September 30, 1998 and December 31, 1997, $48,212 and $-0-, respectively were due for these services. The Company had a Note Payable from a major stockholder in the original amount of $15,000, which was repaid in the third quarter. The balance owed was $-0- as of September 30, 1998. The Company paid approximately $1,125 in interest in 1998 on this note. See Note 6.


Note 12     Subordinated Debentures
The Company issued debentures in 1998 that are subordinated to bank debt and secured leases. The debentures are otherwise unsecured but are given a preference over unsecured debt. The debentures include interest at fifteen (15%) percent, payable in monthly installments. Each debenture has a conversion right for each holder to convert the debenture principal to shares of the Company's common stock at the greater of $2.50 per share or ninety (90%) percent of the bid price, whichever is greater on the date of conversion. Accrued interest and any principal amount not converted to shares of stock will be paid in cash. As of September 30, 1998, the company had issued $440,000 in debentures.

The Company has entered into an agreement with Spectrum Financial, Inc. ("Spectrum") whereby Spectrum will exchange shares it owns with the debenture holder upon exercise of the debenture's conversion option, in satisfaction of the Company's obligations under the conversion provisions. In exchange, Spectrum will then receive an unsecured note payable from the Company (see
Note 8) for the face amount of the debenture surrendered. In the three months ended September 30, 1998, Spectrum exchanged 4,000 of its shares in connection with this agreement and received two notes payable from the Company totaling $10,000.


Note 13     Non Cash Financing Transactions
During 1998, the Company issued stock in exchange for services of $290,000 (210 common shares issued) and $348,578 (760 common shares issued) for the nine months and three months ended September 30, 1998, respectively. The Company also issued shares in satisfaction of debt of $37,517 (2,500,000 common shares) for the nine months ended September 30, 1998.


Note 14     Subsequent Events
On October 29, 1998, the Company amended its Articles of Incorporation to allow it to issue preferred stock. The total preferred shares authorized were 20,000,000, $0.001 par value.

On November 4, 1998, the Company concluded an acquisition of Aplomb, Inc. (A Mississippi Corporation) in a transaction wherein the Company issued a total of 517,976 common shares and 3,239,870 preferred shares.




REPORT OF INDEPENDENT ACCOUNTANTS


The Board of Directors
Consolidated Medical Management, Inc.
(A Montana Corporation)
Baton Rouge, Louisiana


We have made a review of the consolidated balance sheet of Consolidated Medical Management, Inc. as of September 30, 1998, and the related consolidated statements of operations and cash flows for the three-month and nine-month periods ended September 30, 1998 and 1997, in accordance with standards established by the American Institute of Certified Public Accountants. These financial statements are the responsibility of the Company's management.

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






ROBERTS, CHERRY and COMPANY
A Corporation of
Certified Public Accountants
Shreveport, Louisiana
November 2,1998

Consolidated Medical Management, Inc. (A Montana Corporation)



Item 2. Management's Discussion and Analysis of Financial Condition and Results of OperationsThe following discussion and analysis should be read in combination with Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of the 1997 Form 10-KSB, the financial statements and notes contained in Item 8 of the 1997 Form 10-KSB and the interim financial statements and notes thereto contained elsewhere in this Report.RESULTS OF OPERATIONSFor the Three and Nine Month Periods Ended September 30, 1998For the three months and nine months ended September 30, 1998, the Company recognized net losses of ($468,435) and ($460,845), (with loss per share of ($0.1332) and ($0.1310) per common share, respectively). During these periods, the Company, since the acquisition of Consolidated Medical Management, Inc. (the private Louisiana company) by the public Company (formerly Golden Maple Mining and Leaching, Inc.), has aggressively pursued acquisitions of related medical service providers and other entities that, once acquired, will add to its ability to provide medical services. The following principal factors contribute to these results. For the periods ended September 30, 1998, the Company recognizes the operations of its wholly-owned subsidiary, CMMI-LA, including the operations of the newly formed subsidiaries, Independent Diagnostic Services, Inc. and Psychiatric Management Services, Inc. (PMSI) with consolidated operating revenue of $282,832 and $629,537 for the three-month and nine-month periods ended September 30, 1998, respectively. Operating revenues are composed of management fees associated with providing services, under contract, to various home-health providers and PHP (Partial Hospital Programs), primarily located in southern Louisiana and the fee income from delivery of diagnostic and transportation services associated with the health care industry. Changes in the home health care industry caused the Company to shift its emphasis away from home health care and toward the PHP program, and to other medical management programs, which the Company expects will be more profitable.For the three-month and nine month periods ended September 30, 1998, the Company incurred operating costs associated with the production of management fee revenue totaling $478,218 and $799,477, respectively. The most significant elements of operating expenses are personnel costs totaling $119,192 and $310,536, respectively for these periods. Personnel costs include the professional wages of the personnel who deliver the health-care services required by the contracts and related administrative salaries and benefits. Another significant operating cost is consulting fees paid in connection with the medical management performed by the Company. These costs totaled $99,324 and $142,409, respectively for the three and nine month periods ending September 30, 1998.The Company incurred office expense totaling $89,453 for the nine-month period, which includes a one-time charge of $18,860 to account for non-professional fees incurred in completing the acquisition of and Consolidated Medical Management, Inc. by Golden Maple and Mining Leaching, Inc. The Company also identified and charged off as an allowance for bad debts, receivables totaling $86,772.The most significant non-operating contributions to the net loss for the three and nine months are the merger and acquisition costs of $230,000 and $270,000, respectively, for these periods. Specifically, in the three months ended September 30, 1998, the Company took a one-time charge against earnings of $200,000 for merger and acquisition expenses associated with the acquisition of Independent Diagnostic Services, Inc. (IDSI), and Psychiatric Management Services, Inc. (PMSI). The Company issued shares of its common stock in exchange for these expenses. In the nine months ended September 30, 1998, the total merger and acquisition costs charged to operations were $270,000 and included the acquisition costs associated with the CMMI-LA acquisition of $40,000. These expenses included fees for the location of the target companies, the negotiation of the merger arrangements and terms and the successful conclusion of the plan. The Company believes that with the acquisition of Aplomb, Inc. in the fourth quarter, that the plans for the first phase of corporate acquisitions will be completed. The Company is planning to continue to seek future acquisitions; however, there are none in process as of this filing.For the three and nine months ended September 30, 1997, the net loss applicable to common stock totaled ($4,914) or ($0.03) per share and $179,702, respectively. In the 1997 period, the Company had no operations and recognized nominal expenses associated with the maintenance of the Company's filings. For the nine month period in 1997, the Company realized a gain from debt forgiveness of $193,681 and operating loss of ($13,983) for the nine months ended June 1997, resulting in net income of $179,702.FINANCIAL CONDITIONLiquidity and Capital ResourcesSince March 1998, the Company sold a total of $450,000 in convertible subordinated debentures ($440,000 remain as of September 30, 1998). The debentures are subordinated to bank debt and secured leases and are due within one year of issue. The debentures are otherwise unsecured but are given a preference over unsecured debt. The debentures include interest at fifteen (15%) percent, payable in monthly installments. Each debenture has a conversion right for each holder to convert the debenture principal to shares of the Company's common stock at the greater of $2.50 per share or ninety (90%) percent of the bid price, whichever is greater on the date of conversion. Accrued interest and any principal amount not converted to shares of stock will be paid in cash. A consultant to the Company, and a stockholder, Spectrum Financial, Inc. entered into an agreement with the Company whereby it assumed the Company's obligation to exchange shares it owned upon request of conversion by a debenture holder.The Company had cash of $112,743 as of September 30, 1998 and receivables totaling $113,595 from customers, of which $99,297 (87% of total receivables) was current, $0 (0%) was thirty days old and the remainder of $14,298 (13%) was older than ninety days. Management has reviewed the collectibility of these accounts, and determined that the collection is probable.The Company has advanced funds to Jaguar, Inc. (a shareholder), Spectrum Financial, Inc. (a shareholder) and Southern Properties Management, Inc. in the form of notes receivable totaling $147,000 as of September 30, 1998. The terms of the notes call for the Company to be paid interest of 6%, are due June 30, 1999 and are unsecured. Management believes these amounts to be collectable.In the period subsequent to September 30, 1998, the Company completed negotiations on the acquisition of Aplomb, Inc. In connection with the acquisition, the Company has entered into an agreement with Spectrum Financial, Inc. and GCSW Funding and the three insurance entities that formed Aplomb, Inc., whereby the Company will pay these companies a fee in remuneration of the services rendered therein. Payment of the fees is estimated to be valued at approximately $1,800,000, and will be paid in the form of issuance of 509,976 common shares and 323,987 preferred shares. This charge to earnings is expected to be the final material charge to earnings associated with acquisitions.
Part IIOther Information
PART II
OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

Since the end of the fiscal year ended December 31, 1997, and through the end of the quarter ended September 30, 1998, the Company has sold the following shares of common stock of the Company without registration under the Securities Act of 1933:

a. On March 31, 1998 the Company issued 2,500,000 shares of common stock to Milagro Holdings, Inc., a Delaware corporation ("Milagro") controlled by Howard M. Oveson, a former officer, director, and controlling shareholder of the Company. The shares were issued for forgiveness of debt in the amount of $37,517 owed by the Company to Milagro for operating funds advanced to the Company by Milagro.

b. From March to May 1998 CMMI-LA issued subordinated convertible debentures totaling $450,000. The debentures are convertible into shares of common stock of the Company at the greater of $2.50 per share or 60% of the bid price on the date of conversion. The Company has entered into an agreement with Spectrum Financial Services, Inc. ("Spectrum"), a Texas corporation and shareholder of the Company, in which Spectrum has agreed to exchange shares it owns in the Company with the debenture holders upon exercise of the conversion option in satisfaction of the Company's obligation under the conversion provisions. Spectrum will then receive an unsecured promissory note from the Company for the face amount of the debentures surrendered. As of September 30, 1998, the Company had issued two promissory notes to Spectrum in the amount of $10,000 for cancellation of debentures in the amount of $10,000.

c. On May 23, 1998, the Company issued 1,850,000 shares of common stock to Sunni M. Wooley for all of the outstanding stock of Consolidated Medical Management, Inc., a Louisiana corporation ("CMMI-LA"). (See Item 5, below.)

d. On August 5, 1998, the Company issued 20,000 shares of common stock to PILL PT--15435, a trust designated by Michael W. Sciacchetano, the sole shareholder of the acquired company, for all of the outstanding stock of Independent Diagnostic Services, Inc. (formerly United Medical Services Corporation), a Louisiana corporation.

e. On August 25, 1998, the Company issued 140,000 shares of common stock to Jaguar International Corp. ("Jaguar"), an entity created under the Belize International Business Companies Act of 1990, as amended. Jaguar is a controlling shareholder of the Company. The entity is owned and controlled by Michelle Naquin. Garvis C. Wooley, Jr., the father of Sunni M. Wooley, the president, director, and a principal shareholder of the Company, shares control of such entity with Ms. Naquin.

f. On August 25, 1998, the Company issued 30,000 shares of common stock to Dale Bachman as consideration for accepting the position of chief executive officer of the Company.

g. On August 25, 1998, the Company issued 40,000 shares of common stock to Frederick J. Gossen, Jr. as consideration for entering into a five-year consulting contract with the Company.

h. On September 1, 1998, the Company issued 100,000 shares of common stock to Louisiana Mobile Imaging, Inc., a Louisiana corporation for all of the assets of such entity. (See Item 5, below.)


All of the aforesaid securities set forth immediately above were issued without registration under the Act by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof, as transactions by an issuer not involving any public offering, each recipient of securities having delivered appropriate investment representations to Registrant with respect thereto and having consented to the imposition of restrictive legends upon the certificates evidencing such securities. No underwriting discounts or commissions were paid in connection with such issuances.


Item 5. Other Information

Changes in Management

The following table sets forth the current executive officers and directors of the Company:
Director
Name                  Age     Position(s)                         Since
LaMar F. Laster, Jr.   47     Chairman and COO                    1998
Dale L. Bachman        51     Director and CEO                    1998
Sunni M. Wooley        23     Director and President and CFO      1998
Peggy D. Behrens       43     Director and Secretary              1998
Lynn Simon, M.D.       48     Director                            1998

Set forth below is information concerning the business experience during the last five years of each of the executive officers and directors of the Company (except Ms. Wooley and Ms. Behrens, whose information has been previously reported):

LA MAR F. LASTER, JR., has served as the Chairman and Chief Operating Officer for the Company since September 16, 1998. He has had over twenty years of experience in the medical devices and services industry. From 1982 to 1994 he held various senior executive positions at Staar Surgical Company, including chairman, chief operating officer, executive vice-president, vice-president of finance, chief financial officer, and consultant. From 1994 to the present Mr. Laster has been employed by LaMarz Interests, Inc., a Texas corporation providing financial and medical company consultancy. Mr. Laster received a B.A. degree in mathematics and economics from Macalaster College in 1972, and received an M.B.A. in finance and accounting from the University of Chicago Graduate School of Business in 1974.

DALE L. BACHMAN, has served as the Chief Executive Officer of the Company since August 14, 1998. He has been semi-retired, working part-time as a consultant with development stage and small to mid-size public companies assisting them in developing funding and investor relations programs. Mr. Bachman received a bachelors degree in business administration from the University of Nebraska.

LYNN SIMON, M.D., is a licensed psychiatrist practicing in the State of Louisiana and served on the New Orleans' Mayor's Taskforce on Nutrition from January to December of 1994. Since 1975 he has served as a consultant to various private and state-run health care organizations, and has served as an expert witness in both civil and criminal court cases. Dr. Simon received an M.D. degree from Maharry Medical College in 1972 and a B.S. degree from Morgan State College in 1968.


The Company presently has no employment contracts with any of its executive officers. The Company anticipates negotiating and entering into employment contracts with such persons during the first quarter of 1999. It is anticipated that Mr. Laster will be a full-time employee of the Company and that Mr. Bachman and Ms. Wooley will be employed part-time.
There are no family relationships among directors or executive officers of the Company.

Asset Acquisition

On September 1, 1998, the Company entered into an Asset Purchase Agreement to purchase certain assets of Louisiana Mobile Imaging, Inc., a Louisiana corporation ("LMI") owned and controlled by David Cooper and Michael Firth. The Agreement, as amended effective September 17, 1998, provided for the issuance of 100,000 shares of common stock of the Company to LMI. In return, LMI agreed to transfer to the Company a Medicare provider number and a note receivable in the amount of $75,000. Also, LMI agreed to sublease certain imaging equipment and vehicles leased by LMI pursuant to lease/purchase agreements with outside leasing companies, and to grant to the Company the option to purchase such equipment for nominal consideration upon the completion of the lease/purchase agreements. The closing of the Asset Purchase Agreement was held on September 1, 1998, and the assets were transferred, the stock was issued, and the sublease was granted. The number of shares issued by the Company in this acquisition was based upon the amount of revenues of LMI for the period ended October 31, 1998, and an assumed or agreed value of the common stock of the Company for purposes of this transaction only of $0.75 per share. Michael W. Sciacchetano, a consultant for LMI, and the former sole shareholder of Independent Diagnostic Services, Inc. (see Item 2, above), will also provide consulting services for the Company in connection with the assets purchased in the transaction.

The sublease of equipment, dated September 1, 1998, provides that the Company shall pay to LMI a monthly lease payment of $10,133.82 for all of the leased assets purchased in the above-referenced agreement. The sublease for each particular asset will terminate on the same state as the master lease between LTM and the outside leasing company, the Company will have the option to purchase such equipment. The Company is responsible for maintenance and repair of the equipment and to maintain adequate liability and replacement value insurance on the equipment. Set forth below a list of the items comprising the equipment, the term of the lease between LMI and the outside leasing companies, the commencement date of the particular lease, and the buy-out price at the completion of the lease:

Equipment Description     Lease Term     Commencement Date       Buy-Out Price
1998 Chevrolet Astrovan     36 months                             $1.00
1994 Ford Club Wagon        24 months     March 1, 1997           $1.00
Toshiba Ultrasound          60 months     October 1, 1996         $1.00
HP Image Point System       60 months     August 1, 1998          $1.00
HP M2410A Image Point       60 months     August 1, 1998          $1.00
HP M2401 A Image Point      60 months     August 1, 1998          $1.00


Description of Preferred Stock

On October 29, 1998, the Company amended its articles of incorporation to authorize 20,000,000 shares of preferred stock (par value $.001). The preferred shares can be issued by the board of directors which has the authority to determine the preferences, limitations, and relative rights of any series of preferred stock issued by the Company. On November 19, 1998, the Company filed articles of amendment creating two series of preferred stock designated as the Series "A" $12.50 Preferred Stock (the "$12.50 Series") and the Series "A" $8.00 Preferred Stock (the "$8.00 Series"). The $12.50 Series consists of 2,159,913 shares of preferred stock, and the $8.00 Series consists of 1,079,957 shares of preferred stock. Each series is identical with the other in its preferences, limitations, and relative rights, except for the conversion price. Both series have a preference over the common shares for noncumulative dividends up to 1% in any fiscal year. Each share of the $12.50 Series is convertible into three shares of common stock of the Company at any time after the common stock of the Company maintains an average bid price per share of at least $12.50 for ten consecutive trading days. Each share of the $8.00 Series is convertible into three shares of common stock of the Company at any time after the common stock of the Company maintains an average bid price per share of at least $8.00 for ten consecutive trading days. Neither series shall have voting rights or will be redeemable by the Company. Each series will have a preference upon liquidation, dissolution, or winding up of the Company up to $5.00 per preferred share of the series, plus any unpaid dividends upon such shares. The Company has issued all of the authorized shares of the $12.50 Series and the $8.00 Series in connection with the acquisition of Aplomb, Inc. ("Aplomb").

Arrangements Which May Result in Change of Control

If all of the shares of preferred stock issued to the former shareholders of Aplomb were converted into shares of common stock of the Company, such persons as a group would own 9,719,610 shares of common stock , or approximately 64% of the outstanding shares of common stock, assuming no further shares were issued. If such persons act as a group, they would have control of the Company by virtue of the voting control of the Company.

If the preferred shares are converted prior to November 19, 1999, Ms. Wooley shall have voting control of such shares by virtue of the proxies granted to her and would therefore have voting control of the Company.




The Proforma Combined Balance Sheet and Proforma Combined Statement of Operations are included and incorporated herein.

Consolidated Medical Management, Inc.
(A Montana Corporation)
Proforma Combined Balance Sheets
September 30, 1998
                                                    									Proforma
                             	   				Historical      				Proforma		  Proforma
                          	  				CMMI  		Aplomb, Inc. 		Adjustments	  	Totals
Assets
Current Assets
	Cash 		                    		 $ 112,743   $   1,000             	 $ 113,743
	Receivables 				                113,595 		  115,124 	               228,719
	Notes Receivable				            211,866 						                      211,866
		Total Current Assets			        438,204 		  116,124  				           554,328

Property, Plant and Equipment
 Net			            		            336,707                             336,707
Other Assets					                153,910 		                        	 153,910
Notes and Mortgages Receivable		    -   	 17,884,150 		   		      17,884,150
			Total Assets		              $ 928,821	$18,000,274    				 $    18,929,095

Liabilities and Stockholders'
Equity
Current Liabilities
	Notes Payable Current Portion $  29,966                     $        29,966
	Accounts Payable				             76,568 						                       76,568
	Accrued Expenses				             42,127 						                       42,127
	Deferred Income Taxes				         7,293 		          				              7,293
		Total Current Liabilities			   155,954 		   -   	    			           155,954

	Notes Payable Long Term
  Portion				                    299,736 	                           299,736
	Subordinated Debentures				     440,000 				           		           440,000
		Total Long Term Liabilities		  739,736 		   -   		    		           739,736

Stockholders' Equity
	Common Stock
		$.001 par value, 50,000,000
  shares authorized, 5,496,057
  shares	issued and outstanding
  as of September 30, 1998 and
  6,014,033 shares issued and
  outstanding as of the proforma   5,446 		 1,000  	a      (1,000) 		  5,964
						                                              b	        518
	Preferred Stock
		$.001 par value, 20,000,000
  shares authorized, 3,563,857
  shares issued and outstanding
  as of November 4, 1998			                      			c	      3,564      3,564
	Additional Paid-in-Capital				1,754,223 17,999,274 d	 (17,999,274) 19,765,539
                                            								e	  18,011,316

	Retained Earnings (Deficit)	 (1,726,538)		        	f      (15,124) (1,741,662)
		Total Stockholders' Equity
  (Deficit)			                    33,131 18,000,274 	         -     18,033,405

			Total Liabilities and
   Stockholders' Equity		    $   928,821 $18,000,274             	$ 18,929,095





See accompanying notes to proforma statements


Consolidated Medical Management, Inc.
(A Montana Corporation)
Proforma Combined Statement of Operations
For the Nine Months Ended September 30, 1998

                                                   										Proforma
                                  					Historical	 		 	Proforma	     	Proforma
                        	    					CMMI  		Aplomb, Inc.	Adjustments   		Totals

Revenues					               	 $ 629,537 	$     -               				 $ 629,537

Operating Expenses
	Salaries and Wages				         310,536        -   				               310,536
	Bad Debt Expense					           86,772 		     -   				                86,772
	Consulting					                142,409 	      -          				        142,409
	Commissions					                58,333 	      -   				                58,333
	Depreciation and Amortization   19,455 		     -          				         19,455
	Educational					                 9,158 		     -   				                 9,158
	Legal and Professional				      34,825        -   		 	 	              34,825
	Office Expense					             89,453        -   			 	               89,453
	Occupancy					                  27,208        -   		   	  	           27,208
	Transportation					             21,328        -   				                21,328
		Total Operating Expenses				  799,477 		     -   				               799,477

Income (Loss) from Operations  (169,940)		     -   		                (169,940)

Other Income (Expenses)
	Merger and Acquisition
  Expenses			                  (270,000)	         		f	    (15,124)	  (285,124)
	Other					                       5,773 					               	           5,773
	Interest Expense			            (25,462)		     -          				        (25,462)
	Interest Income					               280 						                            280
						                         (289,409)		     -   		     (15,124)	  (304,533)

Income (Loss) before Income
 Taxes					          	         (459,349)		     -   		       		       (474,473)

Income Tax Expense				            1,496 		     -   	      			           1,496

Net Income (Loss)						 $       (460,845)		 $           -   				 $    (475,969)


See accompanying notes to proforma statements

Notes To Proforma Combined Statements:     This reflects the elimination of
the common stock of Aplomb, Inc. in the proforma combination.     This
reflects this issuance of issuance of 517,976 shares ($518) of $0.001 par value common stock of the Company in connection with services rendered for the
acquisition of Aplomb, Inc.     The Company issued 3,563,857 shares of its
$0.001 par value convertible preferred stock (3,239,870 shares issued directly for the acquired company and 323,987 shares in connection with the fees paid to acquire Aplomb, Inc.). in connection with the Aplomb, Inc. acquisition.
The Company eliminates the paid-in-capital of Aplomb, Inc. acquired in the
combination.     The Company records additional paid-in-capital associated
with the acquisition of $18,011,316, which includes $1,815,206, associated
with the fees attributable to the acquisition.      The portion of the stock
issuance that is treated as services, and thus reportable as merger and acquisition costs total $15,124.Proforma Schedule on effects of the significant business combination of Consolidated Medical Management, Inc. (a Louisiana Company):


Item 6.     Exhibits and Reports on Form 8-K
During the nine-month period ended September 30, 1998, the Company filed an 8-K on May 26, 1998 concerning the Plan of Reorganization governing its acquisition of Consolidated Medical Management, Inc. (the Louisiana private company). On June 18,1998 the Company filed form 8-K/A (amendment 1) which amended the original 8-K to include the audited financial statements for the private company for the period ended December 31, 1997 thereof. On July 6, 1998, the Company filed amendment 2 to this form 8-K, which included the proforma financial statements of the combined companies.
On September 9, 1998, the Company filed a Form 8-K to notify of the change in independent auditor for the Company and to disclose the purchase of united Medical Services, Inc. On September 18, 1998, the Company filed Form 8-K/A to incorporate the audited financial statements of United Medical Services, Inc.

On November 18, 1998, the Company filed a Form 8-K concerning the acquisition of Aplomb, Inc. (a Mississippi Company).

Exhibit Table

Exhibit No      Description of Exhibit

2.1     Plan of acquisition of Aplomb, Inc. dated November 4, 1998
2.2     Plan of acquisition of Louisiana Mobile Imaging, Inc., dated September
        1, 1998
3.1 Amendment to Articles of incorporation dated October 7, 1998, authorizing 20,000,000 shares of non-voting, non-cumulative $0.001 per share par value preferred stock
3.2     Amendment to Articles of Incorporation to Create Series "A" Preferred
        Stock
4.1     Form of Series "A" $12.50 preferred stock certificate
4.2     Form of Series "A" $8.00 preferred stock certificate
4.3     Form of Debenture
4.4     Form of Promissory Note to Spectrum


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Consolidated Medical Management, Inc.

___________________________________________
By - Sunni M. Wooley, President and Principal Financial Officer

Date:  November 23, 1998

Exhibit 2.1The agreement is as follows:This Agreement (the "Agreement"), entered into this 4th day of November 1998, is by, between, and among Consolidated Medical Management, Inc., a publicly held Montana corporation (hereinafter the "Purchaser"), Aplomb Inc., a privately-held Mississippi corporation (hereinafter the "Private Company"), and the shareholders of the Private Company (hereinafter the "Shareholder").

RECITALS:

WHEREAS, the Purchaser wishes to acquire, and the Shareholder is willing to sell, all of the outstanding stock of the Private Company in exchange solely for shares of Preferred stock of the Purchaser, and

WHEREAS, the parties hereto intend to qualify such transaction as a tax-free exchange pursuant to Section 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended;

NOW, THEREFORE, based upon the stated premises, which are incorporated herein by reference, and for and in consideration of the mutual covenants and agreements set forth herein, the mutual benefits to the parties to be derived herefrom, and other good and valuable consideration, the receipt and adequacy of which are hereby acknowledged, the Purchaser, the Private Company, and the Shareholder approve and adopt this Agreement and mutually covenant and agree with each other as follows:

          1.           Shares to be Transferred and Shares to be Issued.

1.1 On the Closing Date the Shareholder shall transfer to the Purchaser certificates for the number of shares of the common stock of the Private Company described in Schedule "A," attached hereto and incorporated herein, which in the aggregate shall represent all of the issued and outstanding shares of the common stock of the Private Company.

1.2 In exchange for the transfer of the common stock of the Private Company pursuant to subsection 1.1. hereof, the Purchaser shall on the Closing Date and contemporaneously with such transfer of the common stock of the Private Company to it by the Shareholder issue and deliver to the Shareholder the number of shares of preferred stock of the Purchaser specified on Schedule "A" hereof.

2. Representations and Warranties of the Shareholder. The Shareholder, represents and warrants to the Purchaser as set forth below. These representations and warranties are made as an inducement for the Purchaser to enter into this Agreement and, but for the making of such representations and warranties and their accuracy, the Purchaser would not be a party hereto.

                   2.1            Ownership of Stock.

a. The Shareholder is the record and beneficial owner and holder of the number of fully paid and nonassessable shares of the common stock of the Private Company listed in Schedule "A" hereto as of the date hereof and will continue to own such shares of the common stock of the Private Company until the delivery thereof to the Purchaser on the Closing Date and all such shares of common stock are or will be on the Closing Date owned free and clear of all liens, encumbrances, charges and assessments of every nature and subject to no restrictions with respect to transferability. The Shareholder currently has, and will have at Closing, full power and authority to dispose, assign, and transfer his shares of the Private Company in accordance with the terms hereof. The Shareholder currently has, and will have at Closing, full power and authority to vote his shares of the Private Company, without restriction of any kind.

b. Except for this Agreement, there are no outstanding options, contracts, calls, commitments, agreements or demands of any character relating to the common stock of the Private Company listed in Schedule "A" and owned by the Shareholders.

2.2 Accuracy of All Statements Made by the Shareholder. No representation or warranty by the Shareholder in this Agreement, nor any statement, certificate, schedule, or exhibit hereto furnished or to be furnished by or on behalf of the Shareholder pursuant to this Agreement, nor any document or certificate delivered to the Purchaser by the Shareholder pursuant to this Agreement or in connection with actions contemplated hereby, contains or shall contain any untrue statement of material fact or omits or shall omit a material fact necessary to make the statements contained therein not misleading.

3. Representations and Warranties of the Private Company. The Private Company represents and warrants to the Purchaser as set forth below. These representations and warranties are made as an inducement for the Purchaser to enter into this Agreement and, but for the making of such representations and warranties and their accuracy, the Purchaser would not be a party hereto.

3.1 Organization and Authority. The Private Company is a corporation duly organized, validly existing and in good standing under the laws of the State of Mississippi with full power and authority to enter into and perform the transactions contemplated by this Agreement.

3.2 Capitalization. As of the date of the Closing, the Private Company will have a total of no more than 1,000 shares of common stock issued and outstanding. All of the shares will have been duly authorized and validly issued and will be fully paid and nonassessable. There are no options, warrants, conversion privileges, or other rights presently outstanding for the purchase of any authorized but unissued stock of the Private Company.

3.3 Performance of This Agreement. The execution and performance of this Agreement and the transfer of stock contemplated hereby have been authorized by the board of directors of the Private Company.

3.4 Financials. True copies of the financial statements of the Private Company for October 1, 1998, has been furnished to the Purchaser. Said financial statements are true and correct in all material respects and present an accurate and complete disclosure of the financial condition of the Private Company as of October 1, 1998, and the earnings for the periods covered, in accordance with generally accepted accounting principles applied on a consistent basis. Such financial statements meet the requirements of Regulation S-X and Item 7 of Form 8-K promulgated by the Securities and Exchange Commission.

3.5 Liabilities. There are no material liabilities of the Private Company, whether accrued, absolute, contingent or otherwise, which arose or relate to any transaction of the Private Company, its agents or servants occurring prior to October 1, 1998, which are not disclosed by or reflected in said financial statements. As of the date hereof, there are no known circumstances, conditions, happenings, events or arrangements, contractual or otherwise, which may hereafter give rise to liabilities, except in the normal course of business of the Purchaser.

3.6 Absence of Certain Changes or Events. Except as set forth in this Agreement, since October 1, 1998, there has not been (i) any material adverse change in the business, operations, properties, level of inventory, assets, or condition of the Private Company, or (ii) any damage, destruction, or loss to the Private Company (whether or not covered by insurance) materially and adversely effecting the business, operations, properties, assets, or conditions of the private Company.

3.7 Litigation. There are no legal, administrative or other proceedings, investigations or inquiries, product liability or other claims, judgments, injunctions or restrictions, either threatened, pending, or outstanding against or involving the Private Company or its subsidiaries, if any, or their assets, properties, or business, nor does the Private Company or its subsidiaries know, or have reasonable grounds to know, of any basis for any such proceedings, investigations or inquiries, product liability or other claims, judgments, injunctions or restrictions. In addition, there are no material proceedings existing, pending or reasonably contemplated to which any officer, director, or affiliate of the Private Company or as to which the Shareholder is a party adverse to the Private Company or any of its subsidiaries or has a material interest adverse to the Private Company or any of its subsidiaries.

3.8 Taxes. All federal, state, foreign, county and local income, profits, franchise, occupation, property, sales, use, gross receipts and other taxes (including any interest or penalties relating thereto) and assessments which are due and payable have been duly reported, fully paid and discharged as reported by the Private Company, and there are no unpaid taxes which are, or could become a lien on the properties and assets of the Private Company, except as provided for in the financial statements of the Private Company, or have been incurred in the normal course of business of the Private Company since that date. All tax returns of any kind required to be filed have been filed and the taxes paid or accrued.

3.9 Hazardous Materials. No hazardous material has been released, placed, stored, generated, used, manufactured, treated, deposited, spilled, discharged, released, or disposed of on or under any real property currently or previously owned or leased by the Private Company or any of its subsidiaries.

3.10 Business Plan. All of the information contained in the business plan of the Private Company, a copy of which has been furnished to the Purchaser, is true and correct in all material respects and does not contain any untrue statement of material fact or omit a material fact necessary to make the statement contained therein not misleading.

3.11 Accuracy of All Statements Made by the Private Company. No representation or warranty by the Private Company in this Agreement, nor any statement, certificate, schedule, or exhibit hereto furnished or to be furnished by or on behalf of the Private Company pursuant to this Agreement, nor any document or certificate delivered to the Purchaser by the Private Company pursuant to this Agreement or in connection with actions contemplated hereby, contains or shall contain any untrue statement of material fact or omits or shall omit a material fact necessary to make the statements contained therein not misleading.

4. Representations and Warranties of the Purchaser. The Purchaser represents and warrants to the Private Company and to the Shareholder as set forth below. These representations and warranties are made as an inducement for the Private Company and the Shareholder to enter into this Agreement and, but for the making of such representations and warranties and their accuracy, the Private Company and the Shareholder would not be parties hereto.

4.1 Organization and Good Standing. The Purchaser is a corporation duly organized, validly existing and in good standing under the laws of the State of Montana with full power and authority to enter into and perform the transactions contemplated by this Agreement.

4.2 Capitalization. As of the date of the Closing, the Purchaser will have a total of no more than 5,446,057 shares of common stock issued and outstanding, including the shares to be issued to the Shareholder. All of the shares will have been duly authorized and validly issued and will be fully paid and nonassessable. Except for the Purchaser's obligations hereunder with respect to the shares to be issued pursuant to subsection 1.2 hereof, there are no options, warrants, conversion privileges, or other rights presently outstanding for the purchase of any authorized but unissued stock of the Purchaser. As of the Closing, the Articles of Incorporation, as amended, of the Purchaser (the "Purchaser Articles") and as currently in effect shall be in the form previously furnished to the Private Company. The rights, preferences, and privileges of the common stock shall be as set forth in the Purchaser Articles.

4.3 Performance of This Agreement. The execution and performance of this Agreement and the issuance of stock contemplated hereby have been authorized by the board of directors of the Purchaser.

4.4 Financials. True copies of the financial statements of the Purchaser for the fiscal year ended December 31, 1997, and the period ended September 30, 1998, have been delivered by the Purchaser to the Private Company. These statements have been examined and certified by Scott McHone and Roberts, Cherry & Company, Certified Public Accountants. Said financial statements are true and correct in all material respects and present an accurate and complete disclosure of the financial condition of the Purchaser as of September 30, 1998, and the earnings for the periods covered, in accordance with generally accepted accounting principles applied on a consistent basis.

4.5 Liabilities. There are no material liabilities of the Purchaser, whether accrued, absolute, contingent or otherwise, which arose or relate to any transaction of the Purchaser, its agents or servants which are not disclosed by or reflected in said financial statements. As of the date hereof, there are no known circumstances, conditions, happenings, events or arrangements, contractual or otherwise, which may hereafter give rise to liabilities, except in the normal course of business of the Purchaser.

4.6 Litigation. There are no legal, administrative or other proceedings, investigations or inquiries, product liability or other claims, judgments, injunctions or restrictions, either threatened, pending, or outstanding against or involving the Purchaser or its subsidiaries, if any, or their assets, properties, or business, nor does the Purchaser or its subsidiaries know, or have reasonable grounds to know, of any basis for any such proceedings, investigations or inquiries, product liability or other claims, judgments, injunctions or restrictions. In addition, there are no material proceedings existing, pending or reasonably contemplated to which any officer, director, or affiliate of the Purchaser is a party adverse to the Purchaser or any of its subsidiaries or has a material interest adverse to the Purchaser or any of its subsidiaries.

4.7 Taxes. All federal, state, foreign, county and local income, profits, franchise, occupation, property, sales, use, gross receipts and other taxes (including any interest or penalties relating thereto) and assessments which are due and payable have been duly reported, fully paid and discharged as reported by the Purchaser, and there are no unpaid taxes which are, or could become a lien on the properties and assets of the Purchaser, except as provided for in the financial statements of the Purchaser, or have been incurred in the normal course of business of the Purchaser since that date. All tax returns of any kind required to be filed have been filed and the taxes paid or accrued.

4.8 Hazardous Materials. No hazardous material has been released, placed, stored, generated, used, manufactured, treated, deposited, spilled, discharged, released, or disposed of on or under any real property currently or previously owned or leased by the Purchaser or any of its subsidiaries, except as set forth in the financial statements of the Purchaser.



4.9 Legality of Shares to be Issued. The shares of preferred stock of the Purchaser to be issued by the Purchaser pursuant to this Agreement, when so issu ed and delivered, will have been duly and validly authorized and issued by the Purchaser and will be fully paid and nonassessable.

4.10 Accuracy of All Statements Made by the Purchaser. No representation or warranty by the Purchaser in this Agreement, nor any statement, certificate, schedule, or exhibit hereto furnished or to be furnished by the Purchaser pursuant to this Agreement, nor any document or certificate delivered to the Private Company or the Shareholder pursuant to this Agreement or in connection with actions contemplated hereby, contains or shall contain any untrue statement of material fact or omits to state or shall omit to state a material fact necessary to make the statements contained therein not misleading.

           5.   Covenants of the Parties.

                 5.1       Corporate Records.

a. Simultaneous with the execution of this Agreement by the Private Company, is not previously furnished, such entity shall deliver to the Purchaser copies of the Articles of Incorporation, as amended, and the current bylaws of the Private Company, and copies of the resolutions duly adopted by the board of directors of the Private Company approving this Agreement and the transactions herein contemplated.

b. Simultaneous with the execution of this Agreement by the Purchaser, if not previously furnished, such entity shall deliver to the Private Company copies of the Purchaser Articles, and the current bylaws of the Purchaser, and copies of the resolutions duly adopted by the board of directors of the Purchaser approving this Agreement and the transactions herein contemplated.

          5.2       Access to Information.

a. The Purchaser and its authorized representatives shall have full access during normal business hours to all properties, books, records, contracts, and documents of the Private Company, and the Private Company shall furnish or cause to be furnished to the Purchaser and its authorized representatives all information with respect to its affairs and business as the Purchaser may reasonably request. The Purchaser shall hold, and shall cause its representatives to hold confidential, all such information and documents, other than information that (i) is in the public domain at the time of its disclosure to the Purchaser; (ii) becomes part of the public domain after disclosure through no fault of the Purchaser; (iii) is known to the Purchaser or any of its officers or directors prior to disclosure; or (iv) is disclosed in accordance with the written consent of the Private Company. In the event this Agreement is terminated prior to Closing, the Purchaser shall, upon the written request of the Private Company, promptly return all copies of all documentation and information provided by the Private Company hereunder.

b. The Private Company and its authorized representatives shall have full access during normal business hours to all properties, books, records, contracts, and documents of the Purchaser, and the Purchaser shall furnish or cause to be furnished to the Private Company and its authorized representatives all information with respect to its affairs and business the Private Company may reasonably request. The Private Company shall hold, and shall cause its representatives to hold confidential, all such information and documents, other than information that (i) is in the public domain at the time of its disclosure to the Private Company; (ii) becomes part of the public domain after disclosure through no fault of the Private Company; (iii) is known to the Private Company or any of its officers or directors prior to disclosure; or (iv) is disclosed in accordance with the written consent of the Purchaser. In the event this Agreement is terminated prior to Closing, the Private Company shall, upon the written request of the Purchaser, promptly return all copies of all documentation and information provided by the Purchaser hereunder.

5.3 Actions Prior to Closing. From and after the date of this Agreement and until the Closing Date:

a. The Purchaser and the Private Company shall each carry on its business diligently and substantially in the same manner as heretofore, and neither party shall make or institute any unusual or novel methods of purchase, sale, management, accounting or operation.

b. Neither the Purchaser nor the Private Company shall enter into any contract or commitment, or engage in any transaction not in the usual and ordinary course of business and consistent with its business practices.

c. Neither the Purchaser nor the Private Company shall amend its Articles of Incorporation or bylaws or make any changes in authorized or issued capital stock, except as provided in this Agreement.

d. The Purchaser and the Private Company shall each use its best efforts (without making any commitments on behalf of the company) to preserve its business organization intact.

e. Neither the Purchaser nor the Private Company shall do any act or omit to do any act, or permit any act or omission to act, which will cause a material breach of any material contract, commitment, or obligation of such party.

f. The Purchaser and the Private Company shall each duly comply with all applicable laws as may be required for the valid and effective issuance or transfer of stock contemplated by this Agreement.

g. Neither the Purchaser nor the Private Company shall dispose of any property or assets, except products sold in the ordinary course of business.

h. The Purchaser and the Private Company shall each promptly notify the other of any lawsuits, claims, proceedings, or investigations that may be threatened, brought, asserted, or commenced against it, its officers or directors involving in any way the business, properties, or assets of such party.

5.4 Shareholders' Meeting or Consent. The Purchaser shall promptly submit this Agreement and the transactions contemplated hereby for the approval of its stockholders and, subject to the fiduciary duties of the Board of directors of the Purchaser under applicable law, shall use its best efforts to obtain stockholder approval and adoption of this Agreement and the transactions contemplated hereby. In connection with such meeting of stockholders, the Purchaser shall prepare a proxy or information statement to be furnished to the shareholders of the Purchaser setting forth information about this Agreement and the transactions contemplated hereby. The Private Party shall promptly furnish to the Purchaser all information, and take such other actions, as may reasonably be requested in connection with any action to be taken by the Purchaser in connection with the immediately preceding sentence. The Private Company shall have the right to review and provide comments to the proxy or information statement prior to mailing to the shareholders of the Purchaser.

5.5 No Covenant as to Tax or Accounting Consequences. It is expressly understood and agreed that neither the Purchaser nor its officers or agents has made any warranty or agreement, expressed or implied, as to the tax or accounting consequences of the transactions contemplated by this Agreement or the tax or accounting consequences of any action pursuant to or growing out of this Agreement.

5.6 Indemnification. The Private Company and the Shareholder, severally and not jointly, shall indemnify Purchaser for any loss, cost, expense, or other damage (including, without limitation, attorneys' fees and expenses) suffered by Purchaser resulting from, arising out of, or incurred with respect to the falsity or the breach of any representation, warranty, or covenant made by the Private Company or the Shareholder herein, and any claims arising from the operations of the Private Company prior to the Closing Date. Purchaser shall indemnify and hold the Private Company and the Shareholder harmless from and against any loss, cost, expense, or other damage (including, without limitation, attorneys' fees and expenses) resulting from, arising out of, or incurred with respect to, or alleged to result from, arise out of or have been incurred with respect to, the falsity or the breach of any representation, covenant, warranty, or agreement made by Purchaser herein, and any claims arising from the operations of Purchaser prior to the Closing Date. The indemnity agreement contained herein shall remain operative and in full force and effect, regardless of any investigation made by or on behalf of any party and shall survive the consummation of the transactions contemplated by this Agreement.

5.7 Publicity. The parties agree that no publicity, release, or other public announcement concerning this Agreement or the transactions contemplated by this Agreement shall be issued by any party hereto without the advance approval of both the form and substance of the same by the other parties and their counsel, which approval, in the case of any publicity, release, or other public announcement required by applicable law, shall not be unreasonably withheld or delayed.

5.8   Expenses.   Except as otherwise expressly provided herein, each party to this Agreement shall bear its own respective expenses incurred in connection with the negotiation and preparation of this Agreement, in the consummation of the transactions contemplated hereby, and in connection with all duties and obligations required to be performed by each of them under this Agreement.

5.9   Further Actions.   Each of the parties hereto shall take all such
further action, and execute and deliver such further documents, as may be necessary to carry out the transactions contemplated by this Agreement.

6.   Conditions Precedent to the Purchaser's Obligations.   Each and every
obligation of the Purchaser to be performed on the Closing Date shall be subject to the satisfaction prior thereto of the following conditions:

6.1 Truth of Representations and Warranties. The representations and warranties made by the Private Company and the Shareholder in this Agreement or given on their behalf hereunder shall be substantially accurate in all material respects on and as of the Closing Date with the same effect as though such representations and warranties had been made or given on and as of the Closing Date.

6.2 Performance of Obligations and Covenants. The Private Company and the Shareholder shall have performed and complied with all obligations and covenants required by this Agreement to be performed or complied with by them prior to or at the Closing.

6.3 Officer's Certificate. The Purchaser shall have been furnished with a certificate (dated as of the Closing Date and in form and substance reasonably satisfactory to the Purchaser), executed by an executive officer of the Private Company, certifying to the fulfillment of the conditions specified in subsections 6.1 and 6.2 hereof.

6.4 No Litigation or Proceedings. There shall be no litigation or any proceeding by or before any governmental agency or instrumentality pending or threatened against any party hereto that seeks to restrain or enjoin or otherwise questions the legality or validity of the transactions contemplated by this Agreement or which seeks substantial damages in respect thereof.

6.5 No Material Adverse Change. As of the Closing Date there shall not have occurred any material adverse change, financially or otherwise, which materially impairs the ability of the Private Company to conduct its business or the earning power thereof on the same basis as in the past.

6.6 Shareholders' Approval. The holders of not less than a majority of the outstanding common stock of the Purchaser shall have voted for authorization and approval of this Agreement and the transactions contemplated hereby.

6.7 Shareholders' Execution of Agreement. This Agreement shall have been duly executed and delivered by each of the parties owning in the aggregate all of the outstanding stock of the Private Company as of the Closing Date.

7. Conditions Precedent to Obligations of the Private Company and the Shareholder. Each and every obligation of the Private Company and the Shareholder to be performed on the Closing Date shall be subject to the satisfaction prior thereto of the following conditions:

7.1 Truth of Representations and Warranties. The representations and warranties made by the Purchaser in this Agreement or given on its behalf hereunder shall be substantially accurate in all material respects on and as of the Closing Date with the same effect as though such representations and warranties had been made or given on and as of the Closing Date.

7.2 Performance of Obligations and Covenants. The Purchaser shall have performed and complied with all obligations and covenants required by this Agreement to be performed or complied with by it prior to or at the Closing.

7.3 Officer's Certificate. The Private Company shall have been furnished with a certificate (dated as of the Closing Date and in form and substance reasonably satisfactory to the Private Company), executed by an executive officer of the Purchaser, certifying to the fulfillment of the conditions specified in subsections 7.1 and 7.2 hereof.

7.4 No Litigation or Proceedings. There shall be no litigation or any proceeding by or before any governmental agency or instrumentality pending or threatened against any party hereto that seeks to restrain or enjoin or otherwise questions the legality or validity of the transactions contemplated by this Agreement or which seeks substantial damages in respect thereof.

7.5 No Material Adverse Change. As of the Closing Date there shall not have occurred any material adverse change, financially or otherwise, which materially impairs the ability of the Purchaser to conduct its business.

7.6 No Material Liabilities of Purchaser. As of the Closing Date the Purchaser shall have no liabilities which in the aggregate exceed $50,000.00, that are not disclosed and the corporation balance sheet.

     8.      Securities Law Provisions.

8.1 Restricted Securities. Each of the parties hereto, severally and not jointly, represents that he, she, or it is aware that the shares issued or transferred to him, her, or it will not have been registered pursuant to the Securities Act of 1933, as amended (the "1933 Act"), or any state securities act, and thus will be restricted securities as defined in Rule 144 promulgated by the Securities and Exchange Commission (the "SEC"). Therefore, under current interpretations and applicable rules, he, she, or it will probably have to retain such shares for a period of at least one year and at the expiration of such one year period his, her, or its sales may be confined to brokerage transactions of limited amounts requiring certain notification filings with the SEC and such disposition may be available only if the issuer is current in its filings with the SEC under the Securities Exchange Act of 1934, as amended, or other public disclosure requirements.

8.2 Non-distributive Intent. Each of the parties hereto, severally and not jointly, covenants and warrants that the shares received are acquired for his, her, or its own account and not with the present view towards the distribution thereof and he, she, or it will not dispose of such shares except (i) pursuant to an effective registration statement under the 1933 Act, or (ii) in any other transaction which, in the opinion of counsel acceptable to the issuer, is exempt from registration under the 1933 Act, or the rules and regulations of the SEC thereunder. In order to effectuate the covenants of this subsection, an appropriate legend will be placed upon each of the certificates of common stock issued or transferred pursuant to this Agreement, and stop transfer instructions shall be placed with the transfer agent for the securities.

8.3 Evidence of Compliance with Private Offering Exemption. Each of the parties hereto, severally and not jointly, hereby represents and warrants that he, she, or it, either individually or together with his, her, or its representative, has such knowledge and experience in business and financial matters that he, she, or it is capable of evaluating the risks of this Agreement and the transactions contemplated hereby, and that the financial capacity of such party is of such proportion that the total cost of such person's commitment in the shares would not be material when compared with his, her, or its total financial capacity. Upon the written request of the issuer of the securities issued or transferred pursuant to this Agreement, any party hereto shall provide such issuer with evidence of compliance with the requirements of any federal or state exemption from registration. The Purchaser and the Private Company shall each file, with the assistance of the other and its respective legal counsel, such notices, applications, reports, or other instruments as may be deemed by each of them to be necessary or appropriate in an effort to document reliance on such exemptions, unless an exemption requiring no filing is available in the particular jurisdiction, all to the extent and in the manner as may be deemed by such parties to be appropriate.

     9.     Closing.

9.1 Time and Place. The Closing of this transaction ("Closing") shall take place at 13000 Justice Avenue Suite 6, Baton Rouge, Louisiana, at 3:00 PM on October 15, 1998, or at such other time and place as the parties hereto shall agree upon. Such date is referred to in this Agreement as the "Closing Date. "

9.2 Documents To Be Delivered by the Private Company and the Shareholder. At the Closing the Private Company and the Shareholder shall deliver to the Purchaser the following documents:

a. Certificates for the number of shares of common Company in the manner and form required by subsection 1.1 hereof.

                            b.     The certificate required pursuant to
subsection 6.3 hereof.

     Such other documents of transfer, certificates of and documents as the Purchaser may reasonably request.

9.3 Documents To Be Delivered by the Purchaser. At the Closing shall deliver to the Private Company and the Shareholder the following documents:

a. Certificates for the number of shares of preferred as determined in sub-section 1.2 hereof.

          b.     The certificate required pursuant to subsection 7.3 hereof.

c. Such other documents of transfer, certificates of and documents as the Private Company and the Shareholder may reasonably request.

10. Termination. This Agreement may be terminated by the Purchaser or the Private Company by notice to the other if, (i) at any time prior to the Closing Date any event shall have occurred or any state of facts shall exist that renders any of the conditions to its or their obligations to consummate the transactions contemplated by this Agreement incapable of fulfillment, or
(ii) on November 30, 1998, if the Closing shall not have occurred. Following termination of this Agreement no party shall have liability to another party relating to such termination, other than any liability resulting from the breach of this Agreement by a party prior to the date of termination.

     11.    Miscellaneous.

11.1 Notices. All communications provided for herein shall be in writing and shall be deemed to be given or made when served personally or when deposited in the United States mail, certified return receipt requested, addressed as follows, or at such other address as shall be designated by any party hereto in written notice to the other party hereto delivered pursuant to this subsection:

              Purchaser:                 Consolidated Medical Management, Inc.
                                              13000 Justice Avenue Suite # 6
                                              Baton Rouge, Louisiana  70816
                                              Attention:  Sunni M. Wooley

              Private Company:           Mr. Robert C. Coburn Sr.
                                              120 S. George St
                                              Petal, Ms.  39465

11.2 Default. Should any party to this Agreement default in any of the covenants, conditions, or promises contained herein, the defaulting party shall pay all costs and expenses, including a reasonable attorney's fee, which may arise or accrue from enforcing this Agreement, or in pursuing any remedy provided hereunder.

11.3 Assignment. This Agreement may not be assigned in whole or in part by the parties hereto without the prior written consent of the other party or parties, which consent shall not be unreasonably withheld.

11.4 Successors and Assigns. This Agreement shall be binding upon and shall inure to the benefit of the parties hereto, their heirs, executors, administrators, successors and assigns.

11.5 Partial Invalidity. If any term, covenant, condition, or provision of this Agreement or the application thereof to any person or circumstance shall to any extent be invalid or unenforceable, the remainder of this Agreement or application of such term or provision to persons or circumstances other than those as to which it is held to be invalid or unenforceable shall not be affected thereby and each term, covenant, condition, or provision of this Agreement shall be valid and shall be enforceable to the fullest extent permitted by law.

11.6 Entire Agreement. This Agreement constitutes the entire understanding between the parties hereto with respect to the subject matter hereof and supersedes all negotiations, representations, prior discussions, letters of intent, and preliminary agreements between the parties hereto relating to the subject matter of this Agreement.

11.7 Interpretation of Agreement. This Agreement shall be interpreted and construed as if equally drafted by all parties hereto.

11.8 Survival of Covenants. Etc. All covenants, representations, and warranties made herein to any party, or in any statement or document delivered to any party hereto, shall survive the making of this Agreement and shall remain in full force and effect until the obligations of such party hereunder have been fully satisfied.

11.9 Further Action. The parties hereto agree to execute and deliver such additional documents and to take such other and further action as may be required to carry out fully the transactions contemplated herein.

11.10 Amendment. This Agreement or any provision hereof may not be changed, waived, terminated, or discharged except by means of a written supplemental instrument signed by the party or parties against whom enforcement of the change, waiver, termination, or discharge is sought.

11.11 Full Knowledge. By their signatures, the parties acknowledge that they have carefully read and fully understand the terms and conditions of this Agreement, that each party has had the benefit of counsel, or has been advised to obtain counsel, and that each party has freely agreed to be bound by the terms and conditions of this Agreement.

11.12 Headings. The descriptive headings of the various sections or parts of this Agreement are for convenience only and shall not affect the meaning or construction of any of the provisions hereof.

11.13 Counterparts. This Agreement may be executed in two or more partially or fully executed counterparts, each of which shall be deemed an original and shall bind the signatory, but all of which together shall constitute but one and the same instrument.

IN WITNESS WHEREOF, the parties hereto executed the foregoing Agreement as of the day and year first above written.

PURCHASER:                                CONSOLIDATED MEDICAL MANAGEMENT,
INC.


By:______________________________________________
   Sunni M. Wooley                       President



PRIVATE COMPANY:                  APLOMB, INC.


By: _____________________________________________
Robert C. Coburn Sr.                     President


SCHEDULE "A" TO THE AGREEMENT


NAME OF                                 NO. OF SHARES OF     NO. OF SHARES OF
SHAREHOLDER                          THE PRIVATE COMPANY       THE PURCHASER
                                        TO BE TRANSFERRED       TO BE ISSUED


Colonial American Holding, Inc.                111              360,000
Myers And Raggio                               111              360,000
Sam Love                                       111              360,000
Underwriters Trust or
Charles Coburn Trustee                         445            1,439,956
Charles Walker Trustee                         111              359,957
Innovative Trust                               111              359,957
           TOTAL SHARES                      1,000            3,239,870

Exhibit 2.2 Plan of acquisition of Louisiana Mobile Imaging, Inc., dated September 1, 1998

ASSET PURCHASE AGREEMENT


This Asset Purchase Agreement (the "Agreement"), entered into this 1st day of September, 1998, by and between Consolidated Medical Management, Inc., a Montana corporation (hereinafter the
"Purchaser"), and Louisiana Mobile Imaging Inc., a Louisiana corporation (hereinafter the "Seller").

RECITALS:

WHEREAS, the Purchaser wishes to acquire, and the Seller is willing to sell the assets listed on Schedule "A" of the Seller in exchange solely for a part of the rule 144 Common voting stock of the Purchaser.

NOW, THEREFORE, based upon the stated premises, which are incorporated herein by reference, and for and in consideration of the mutual covenants and agreements set forth herein, the mutual benefits to the parties to be derived herefrom, and other good and valuable consideration, the receipt and adequacy of which are hereby acknowledged, the Purchaser and the Seller approve and adopt this Agreement and mutually covenant and agree with each other as follows:

I .     Assets to be Transferred, Liabilities to be Assumed, and Shares to be
Issued..

1.1 Assets to be Transferred. Upon execution of this agreement the Seller will convey, transfer, assign and deliver to Purchaser, and Purchaser will accept and acquire, the assets which are owned by Seller as described in Schedule "A" attached hereto and incorporated herein (hereinafter the "Assets").

1.2 Liabilities to be Assumed. At closing Purchaser shall assume and agree to pay any liabilities, or assume any obligations, of the Seller set forth in Schedule "B" attached hereto and incorporated herein (hereinafter the "Seller Liabilities"). Anything to the contrary herein notwithstanding, Purchaser shall not assume or pay any liabilities, or assume any obligations, except such Seller Liabilities as set forth in Schedule "B."

                1.3 Shares to be Issued. In exchange for the transfer of the Assets pursuant to sub-section 1. 1. hereof, the Purchaser shall on the closing date, and contemporaneously with such transfer of the Assets to it by the Seller, issue and deliver to the Seller 150,000 shares of Rule 144 Common stock of the Purchaser.

     2. Representations and Warranties of the Seller. The Seller represents and warrants to the Purchaser as set forth below. These representations and warranties are made as an inducement for the Purchaser to enter into this Agreement and, but for the making of such representations and warranties and their accuracy, the Purchaser would not be a party hereto.

2.1 Organization and Authority. The Seller is a corporation duly organized, validly existing and in good standing under the laws of the State of Louisiana with full power and authority to enter into and perform the transactions contemplated by this Agreement.

2.2 Seller is Sole Owners of Assets. The Seller is the sole owner of the Assets and has the full right and power to sell and transfer the Assets as set forth in this Agreement. The Assets are free from any security interest or other lien or encumbrance, except for the Seller Liabilities set forth in Schedule "B."

2.3 Performance of This Agreement. The execution and performance of this Agreement and the transfer of assets contemplated hereby have been authorized by the board of directors of the Seller.

2.4 Liabilities. There are no material liabilities of the Seller, whether accrued, absolute, contingent or otherwise, which arose or relate to any transaction of the Seller, its agents or servants occurring prior to July 31, 1998, which are not disclosed by or reflected in said financial statements.
As of the date hereof, there are no known circumstances, conditions, happenings, events or arrangements, contractual or otherwise, which may hereafter give rise to liabilities, except in the normal course of business of the Purchaser.

          2.5 Absence of Certain changes or Events. Except as set forth in this Agreement, since July 31, 1998, there has not been (i) any material adverse change in the business, operations, properties, level of inventory, assets, or condition of the Seller, or (ii) any damage, destruction, or loss to the Seller (whether or not covered by insurance) materially and adversely affecting the business, operations, properties, assets, or conditions of the Seller.

2.6 Litigation. There are no legal, administrative or other proceedings, investigations or inquiries, product liability or other claims, judgments, injunctions or restrictions, either threatened, pending, or outstanding against or involving the Seller or its subsidiaries, if any, or their assets, properties, or business, nor does the Seller or its subsidiaries know, or have reasonable grounds to know, of any basis for any such proceedings, investigations or inquiries, product liability or other claims, judgments, injunctions or restrictions. In addition, there are no material proceedings existing, pending or reasonably contemplated to which any officer, director, or affiliate of the Seller is a party adverse to the Seller or any of its subsidiaries or has a material interest adverse to the Seller or any of its subsidiaries.

2.7 Taxes. All federal, state, foreign, county and local income, profits, franchise, occupation, property, sales, use, gross receipts and other taxes (including any interest or penalties relating thereto) and assessments which are due and payable have been duly reported, fully paid and discharged as reported by the Seller, and there are no unpaid taxes which are, or could become a lien on the properties and assets of the Seller, except as provided for in the financial statements of the Seller, or have been incurred in the normal course of business of the Seller since that date. All tax returns of any kind required to be filed have been filed and the taxes paid or accrued.

2.8 Accounting Information. The Seller is aware of the accounting requirements of the Purchaser as set by the Securities and Exchange Commission, and can provide to the Purchaser within the required time limits such accounting information of the Seller as shall be required for the purchaser to meet the requirements of such item.

2.9 Accuracy of All Statements Made by the Seller. No representation or warranty by the Seller in this Agreement, nor any statement, certificate, schedule, or exhibit hereto furnished or to be furnished by or on behalf of the Seller pursuant to this Agreement, nor any document or certificate delivered to the Purchaser by the Seller pursuant to this Agreement or in connection with actions contemplated hereby, contains or shall contain any untrue statement of material fact or omits or shall omit a material fact necessary to make the statement contained therein not misleading.

3. Representations and Warranties of the Purchaser. The Purchaser represents and warrants to the Seller as set forth below. These representations and warranties are made as an inducement for the Seller to enter into this Agreement and, but for the making of such representations and warranties and their accuracy, the Seller would not be party hereto.

3.1 Organization and Good Standing. The Purchaser is a corporation duly organized, validly existing and in good standing under the laws of the State of Montana with full power and authority to enter into and perform the transactions contemplated by this Agreement.

3.2 Capitalization. As of the date of the closing, the Purchaser will have a total of no more than 5,386,057 shares of common stock issued and outstanding. All of the shares will have been duly authorized and validly issued and will be fully paid and nonassessable. In addition, as of the date of the closing, the Purchaser will have no shares of preferred stock issued and outstanding. Except for the Purchaser's obligations hereunder with respect to the shares to be issued pursuant to subsection 1.3 hereof, there are no options, warrants, conversion privileges, or other rights presently outstanding for the purchase of any authorized but unissued stock of the Purchaser.

      3.3 Performance of This Agreement. The execution and performance of this Agreement and the issuance of stock contemplated hereby have been authorized by the board of directors of the Purchaser.

               3.4 Financials. True copies of the financial statements of the Purchaser consisting of the balance sheet as of the fiscal year ended December 31 1997, and the 7th month ended July 31, 1998, and statements of income, cash flow and changes in stockholder's equity for the fiscal year ended December 31, 1997, and the 7th months ended July 31, 1998, have been delivered by the Purchaser to the Seller. The year-end statements have been examined and certified by T. J. Dunne and Roberts, Cherry & Company, Certified Public Accountants; the financial statements for the 7th month ended July 31, 1998, have been prepared by management of the Purchaser. Said financial statements are true and correct in all material respects and present an accurate and complete disclosure of the financial condition of the Purchaser as of July 31, 1998, and the earnings for the periods covered, in accordance with generally accepted accounting principles applied on a consistent basis.

3.5 Liabilities. There are no material liabilities of the Purchaser, whether accrued, absolute, contingent or otherwise, which arose or relate to any transaction of the Purchaser, its agents or servants that are not disclosed by or reflected in said financial statements. As of the date hereof, there are no known circumstances, conditions, happenings, events or arrangements, contractual or otherwise, which may hereafter give rise to liabilities, except in the normal course of business of the Purchaser.

3.6 Litigation. There arc no legal, administrative or other proceedings, investigations or inquiries, product liability or other claims, judgments, injunctions or restrictions, either threatened, pending, or outstanding against or involving the Purchaser or its subsidiaries, if any, or their assets, properties, or business, nor does the Purchaser or its subsidiaries know, or have reasonable grounds to know, of any basis for any such proceedings, investigations or inquiries, product liability or other claims, judgments, injunctions or restrictions. In addition, there are no material proceedings existing, pending or reasonably contemplated to which any officer, director, or affiliate of the Purchaser is a party adverse to the Purchaser or any of its subsidiaries or has a material interest adverse to the Purchaser or any of its subsidiaries.

3.7 Taxes. All federal, state, foreign, county and local income, profits, franchise, occupation, property, sales, use, gross receipts and other taxes (including any interest or penalties relating thereto) and assessments which are due and payable have been duly reported, fully paid and discharged as reported by the Purchaser, and there are no unpaid taxes which are, or could become a lien on the properties and assets of the Purchaser, except as provided for in the financial statements of the Purchaser, or have been incurred in the normal course of business of the Purchaser since that date. All tax returns of any kind required to be filed have been filed and the taxes paid or accrued.

3.8 Legality of Shares to be Issued. The shares of common stock of the Purchaser to be issued by the Purchaser pursuant to this Agreement, when so issued and delivered to the Seller, will have been duly and validly authorized and issued by the Purchaser and will be fully paid and nonassessable.

3.9 Accuracy of All Statements Made by the Purchaser. No representation or warranty by the Purchaser in this Agreement, nor any statement, certificate, schedule, or exhibit hereto furnished or to be furnished by the Purchaser pursuant to this Agreement, nor any document or certificate delivered to the Seller pursuant to this Agreement or in connection with actions contemplated hereby, contains or shall contain any untrue statement of material fact or omits to state or shall omit to state a material fact necessary to make the statement contained therein not misleading.

4.     Covenants of the Parties.

4.1     Corporate Records.

a. Simultaneous with the execution of this Agreement by the Seller, such entity shall deliver to the Purchaser copies of the articles of incorporation, as amended, and the current bylaws of the Seller, and copies of the resolutions duly adopted by the board of directors of the Seller approving this Agreement and the transactions herein contemplated.

b. Simultaneous with the execution of this Agreement by the Purchaser, such entity shall deliver to the Seller copies of the articles of incorporation, as amended, and the current bylaws of the Purchaser, and copies of the resolutions duly adopted by the board of directors of the Purchaser approving this Agreement and the transactions herein contemplated.

          4.2     Access to Information.

               a. The Purchaser and its authorized representatives shall have full access during normal business hours to all properties, books, records, contracts, and documents of the Seller, and the Seller shall furnish or cause to be furnished to the Purchaser and its authorized representatives all information with respect to its affairs and business as the Purchaser may reasonably request. The Purchaser shall hold, and shall cause its representatives to hold confidential, all such information and documents, other than information that (i) is in the public domain at the time of its disclosure to the Purchaser; (ii) becomes part of the public domain after disclosure through no fault of the Purchaser; (iii) is known to the Purchaser or any of its officers or directors prior to disclosure; or (iv) is disclosed in accordance with the written consent of the Seller.
               b. The Seller and its authorized representatives shall have full access during normal business hours to all properties, books, records, contracts, and documents of the Purchaser, and the Purchaser shall furnish or cause to be furnished to the Seller and its authorized representatives all information with respect to its affairs and business the Seller may reasonably request. The Seller shall hold, and shall cause its representatives to hold confidential, all such information and documents, other than information that
(i) is in the public domain at the time of its disclosure to the Seller; (ii) becomes part of the public domain after disclosure through no fault of the Seller; (iii) is known to the Seller or any of its officers or directors prior to disclosure; or (iv) is disclosed in accordance with the written consent of the Purchaser.

,.

        5         Conditions Precedent to the Purchaser's Obligations.
Each and every obligation of the Purchaser to be performed on the closing date shall be subject to the satisfaction prior thereto of the following conditions:

                 5.1    Truth of Representation and Warranties.   The
representations and warranties made by the Seller in this Agreement or given on their behalf hereunder shall be substantially accurate in all material respects on and as of the closing date with the same effect as though such representations and warranties had been made or given on and as of the closing date.

6. Conditions Precedent to Obligations of the Seller. Each and every obligation of the Seller to be performed on the closing date shall be subject to the satisfaction prior thereto of the following conditions:

6.1 Truth of Representations and Warranties. The representations and warranties made by the Purchaser in this Agreement or given on its behalf hereunder shall be substantially accurate in all material respects on and as of the closing date with the same effect as though such representations and warranties had been made or given on and as of the closing date.

6.2 No Litigation or Proceedings. There shall be no litigation or any proceeding by or before any governmental agency or instrumentality pending or threatened against any party hereto that seeks to restrain or enjoin or otherwise questions the legality or validity of the transactions contemplated by this Agreement or which seeks substantial damages in respect thereof


7.     Securities Law Provisions.

7.1 Restricted Securities. The Seller represents that it is aware that the shares to be issued to it will not have been registered pursuant to the Securities Act of 1933, as amended (the "1933 Act"), or any state securities act, and thus will be restricted securities as defined in Rule 144 promulgated by the Securities and Exchange Commission (the "SEC"). Therefore, under current interpretations and applicable rules, it will probably have to retain such shares for a period of at least one year and at the expiration of such one year period its sales may be confined to brokerage transactions of limited amounts requiring certain notification filings with the SEC and such disposition may be available only if the issuer is current in its filings with the SEC under the Securities Exchange Act of 1934, as amended, or other public disclosure requirements.

                   7.2 Non-distributive Intent. The Seller covenants and warrants that the shares received are acquired for its own account and not with the present view towards the distribution thereof and it will not dispose of such shares except (I) pursuant to an effective registration statement under the 1933 Act, or (ii) in any other transaction which, in the opinion of counsel acceptable to the issuer, is exempt from registration under the 1933 Act, or the rules and regulations of the SEC thereunder. In order to effectuate the covenants of this subsection 8.2, an appropriate legend will be placed upon each of the certificates of common stock of issued or transferred pursuant to this Agreement, and stop transfer instructions shall be placed with the transfer agent for the securities.

     7.3 Evidence of Compliance with Private Offering Exemption. The Seller hereby represents and warrants that it, through its representative, has such knowledge and experience in business and financial matters that it is capable of evaluating the risks of this Agreement and the transactions contemplated hereby. Upon the written request of the Purchaser, the Seller shall provide the Purchaser with evidence of compliance with the requirements of any federal or state exemption from registration. The Purchaser and the Seller shall each file, with the assistance of the other and its respective legal counsel, such notices, applications, reports, or other instruments as may be deemed by each of them to be necessary or appropriate in an effort to document reliance on such exemptions, unless an exemption requiring no filing is available in the particular jurisdiction, all to the extent and in the manner as may be deemed by such parties to be appropriate.

8.     Closing.

8.1 Time and Place. The closing of this transaction ("closing") shall take place at _________________________, Baton Rouge, Louisiana, at 10:00
a.m., ___day of ______, 1998, or at such other time and place as the parties hereto shall agree upon. Such date is referred to in this Agreement as the "closing date."

8.2 Documents To Be Delivered by the Seller. At the closing the Seller shall deliver to the Purchaser the following documents:

                             a.    An assignment, and other documents
evidencing the transfer of the Assets to the Purchaser, in form acceptable to counsel for the Purchaser.

               b. Such other documents of transfer, certificates of authority, and other documents as the Purchaser may reasonably request.

                  8.3 Documents To Be Delivered by the Purchaser. At the closing the Purchaser shall deliver to the Seller the following documents:

a. Certificates for the number of shares of common stock of the Purchaser as determined in sub-section 1.3 hereof.

  b. Such other documents of transfer, certificates of authority, and other documents as the Seller may reasonably request.

9.     Miscellaneous.

     9.1 Notices. All communications provided for herein shall be in writing and shall be deemed to be given or made when served personally or when deposited in the United States mail, certified return receipt requested, addressed as follows, or at such other address as shall be designated by any party hereto in written notice to the other party hereto delivered pursuant to this subsection:

Purchaser:                         Sunni M. Wooley
                                   Consolidated Medical Management, Inc.
                                   13005 Justice Ave.
                                   Baton Rouge, La. 70816

               Seller:             Michael Frith, President
                                   Louisiana Mobile Imaging, Inc.
                                   14076 Hwy 44
                                   Gonzales, La.  70737

9.2 Default. Should any party to this Agreement default in any of the covenants, conditions, or promises contained herein, the defaulting party shall pay all costs and expenses, including a reasonable attorney's fee, which may arise or accrue from enforcing this Agreement, or in pursuing any remedy provided hereunder or by the statutes of the State of Louisiana.

9.3 Successors and Assigns. This Agreement shall be binding upon and shall inure to the benefit of the parties hereto, their heirs, executors, administrators, successors and assigns.
9.4 Partial Invalidity. If any term, covenant, condition, or provision of this Agreement or the application thereof to any person or circumstance shall to any extent be invalid or unenforceable, the remainder of this Agreement or application of such term or provision to persons or circumstances other than those as to which it is held to be invalid or unenforceable shall not be affected thereby and each term, covenant, condition, or provision of this Agreement shall be valid and shall be enforceable to the fullest extent permitted by law.

9.5 Entire Agreement This Agreement constitutes the entire understanding between the parties hereto with respect to the subject matter hereof and supersedes all negotiations, representations, prior discussions, and preliminary agreements between the parties hereto relating to the subject matter of this Agreement.

9.6 Interpretation of Agreement. This Agreement shall be interpreted and construed as if equally drafted by all parties hereto.

                       9.7 Survival of Covenants, Etc, All covenants, representations, and warranties made herein to any party, or in any statement or document delivered to any party hereto, shall survive the making of this Agreement and shall remain in full force and effect until the obligations of such party hereunder have been fully satisfied.

9.8 Further Action. The parties hereto agree to execute and deliver such additional documents and to take such other and further action as may be required to carry out fully the transactions contemplated herein.

9.9 Full Knowledge. By their signatures, the parties acknowledge that they have carefully read and fully understand the terms and conditions of this Agreement, that each party has had the benefit of counsel, or has been advised to obtain counsel, and that each party has freely agreed to be bound by the terms and conditions of this Agreement.

9.10 Headings. The descriptive headings of the various sections or parts of this Agreement are for convenience only and shall not affect the meaning or construction of any of the provisions hereof.

9.11 Counterparts. This Agreement may be executed in two or more partially or fully executed counterparts, each of which shall be deemed an original and shall bind the signatory, but all of which together shall constitute but one and the same instrument.

IN WITNESS WHEREOF, the parties hereto executed the foregoing Agreement as of the day and year first above written.

PURCHASER:                        Consolidated Medical Management, Inc.



     By_________________________________
      Sunni M. Wooley                     President




SELLER:                                 Louisiana Mobile Imaging, Inc.


     By _______________________________
      Michael Frith                           President


                                        Schedule  B

LIABILITIES ASSUMED
     There will be no liabilities assumed, however the Purchaser will sign a lease with Louisiana Mobile Imaging, Inc. for the equipment listed on Schedule "A".

AMENDMENT      TO
ASSET PURCHASE AGREEMENT

     Reference is made to an Agreement dated September 1. 1998, between Consolidated Medical Management, Inc., ( hereinafter the "Purchaser" ), and Louisiana Mobile Imaging, Inc., ( hereinafter called "Seller" )
     Where as the Purchaser and the Seller has agreed to amend the Asset Purchase Agreement dated September 1, 1998, to read as follows:

     Shares to be issued: In exchange for the transfer of the Assets pursuant to sub-section 1.1 hereof, the Purchaser shall on the closing date, and contemporaneously with such transfer of the Assets to it by the Seller, issue and deliver to the Seller 100,000 shares of Rule 144 Common stock of the Purchaser.

IN WITNESS WHEREOF, the parties hereto execute the foregoing Agreement this 17 day of September, 1998.



PURCHASER:                    Consolidated Medical Management, Inc.


                              By: _____________________________
                                     Sunni M. Wooley          President


SELLER:                        Louisiana Mobile Imaging, Inc.


                              By: ______________________________
                                    Michael Frith             President


Exhibit 3.1
ARTICLES OF AMENDMENT TO THE
ARTICLES OF INCORPORATION OF CONSOLIDATED MEDICAL MANAGEMENT, INC.


Consolidated Medical Management, Inc. by and through the undersigned, constituting the President and Secretary of such entity, hereby amends the Articles of Incorporation of said corporation as follows:

     The name of the corporation is Consolidated Medical Management, Inc.
     Article V of the Articles of Incorporation is amended to read as follows:
     The stock of the corporation shall consist of common stock in the amount of fifty million (50,000,000) shares of the par value of $0.001 each; Preferred stock in the amount of twenty million (20,000,000) shares of the par value of $0.001 each. The Board of Directors shall have the authority to determine, in whole or in part, the preferences, limitations, and relative rights, within the limits set forth in Section 35-1-618 of the Montana Business Corporation Act, of the preferred shares or one or more series of preferred shares before the issuance of any shares of that series.
     The foregoing amendment was adopted by the shareholders at a special meeting held on October 7, 1998.
     The number of shares of common stock outstanding and entitled to vote upon such amendment was 5,346,057. The number of votes indisputably represented at the meeting was 4,890,000.
     The number of shares voted for the amendment was 4,890,000, against was 0, and abstained was 456,057.

Dated October 7, 1998          Consolidated Medical Management, Inc.
                               By /s/ Sunni M. Wooley
                               Sunni M. Wooley, President
Attest:
                               /s/ Peggy Behrens Peggy Behrens, Secretary
Exhibit 3.2

     ARTICLES OF AMENDMENT
     OF CONSOLIDATED MEDICAL, INC.
     FOR THE CREATION OF TWO NEW SERIES OF PREFERRED STOCK


Consolidated Medical Management, Inc. (the "Company"), by and through the undersigned, constituting the President and Secretary of such entity, hereby amends the Articles of Incorporation of said corporation as follows:

1.     The name of the corporation is Consolidated Medical Management, Inc.

2. The following amendment to the Articles of Incorporation setting forth the terms of the Series "A" $12.50 Convertible Preferred Stock was duly adopted by the Board of Directors on October 7, 1998:

A new series, the distinguishing designation of which new series is "Series 'A' $12.50 Preferred Stock," of the presently authorized but unissued Preferred Stock, par value of $0.001 per share, of the Company be and it hereby is established upon the terms set forth below, pursuant to Article V of the Articles of Incorporation of the Company, as amended:

a. The number of authorized shares of the Series "A" $12.50 Preferred Stock is 2,159,913 shares.

b. Dividends on the Series "A" $12.50 Preferred Stock shall be noncumulative. However, the holders of such series, in preference to the holders of any common stock, shall be entitled to receive, as and when declared payable by the Board of Directors from funds legally available for the payment thereof, dividends in lawful money of the United States of America at the rate per annum fixed and determined as herein authorized for the shares of such series, but no more, payable quarterly on the last days of March, June, September, and December in each year with respect to the quarterly period ending on the day prior to each such respective dividend payment date. In no event shall the holders of the Series "A" $12.50 Preferred Stock receive dividends of more than one percent (1%) in any fiscal year. Each share of Series "A" $12.50 Preferred Stock shall rank on a parity with each other share of preferred stock, irrespective of series, with respect to dividends at the respective fixed or maximum rates for such series.

c. Any holder of the Series "A" $12.50 Preferred Stock may, subject to the terms of this paragraph, convert any or all of such shares held by such stockholder into fully paid and nonassessable shares of common stock of the Company at any time at the rate set forth in this paragraph. Said shares shall be convertible at a rate equal to three (3) shares of common stock of the Company for each one (1) share of Series "A" $12.50 Preferred Stock. The Series "A" $12.50 Preferred Stock shall be convertible, in whole or in part, at any time after the common stock of the Company shall maintain an average bid price per share of at least $12.50 for ten (10) consecutive trading days. For purposes of this paragraph the conversion date shall be the date the notice of conversion is actually received by the Company. Any such conversion may be effected by holders of the Series "A" $12.50 Preferred Stock by giving written notice of election to convert shares of said stock, the number of shares and the certificate numbers, and presenting said shares to the Company, accompanied by the deposit and surrender of the certificates of such stock duly endorsed in blank for transfer. If at any time, or from time to time, the Company shall change, as a whole, any class of stock into which the Series "A" $12.50 Preferred Stock is then convertible, into the same or a different number of shares, with or without par value, of the same or of any other class or classes (hereinafter in this paragraph called the "new stock") any holder of such Series "A" $12.50 Preferred Stock, upon conversion thereof, shall be entitled to receive, in lieu of the stock which (on conversion immediately prior to such change) such stockholder would have become entitled to receive, but for such change, a number of shares of new stock equivalent to the number that would have been issued for such shares of stock as such stockholder would have been entitled to receive on conversion immediately prior to such change. The basic conversion value then in force shall thereupon remain unchanged or shall be proportionately increased or decreased, as the case may be, in the ratio which the number of shares of stock so changed shall bear to the number of shares of the new stock.

d. The shares of the Series "A" $12.50 Preferred Stock shall not have any voting rights.

e. The Series "A" $12.50 Preferred Stock shall not be redeemable by the Company.

f. The preferential amount payable with respect to shares of the Series "A" $12.50 Preferred Stock in the event of voluntary or involuntary liquidation, dissolution, or winding-up, shall be an amount equal to $5.00 per share, plus the amount of any dividends declared and unpaid thereon.

3. The following amendment to the Articles of Incorporation setting forth the terms of the Series "A" $8.00 Convertible Preferred Stock was duly adopted by the Board of Directors on October 7, 1998:

A new series, the distinguishing designation of which new series is "Series 'A' $8.00 Preferred Stock," of the presently authorized but unissued Preferred Stock, par value of $0.001 per share, of the Company be and it hereby is established upon the terms set forth below, pursuant to Article V of the Articles of Incorporation of the Company, as amended:

a. The number of authorized shares of the Series "A" $8.00 Preferred Stock is 1,079,957 shares.

b. Dividends on the Series "A" $8.00 Preferred Stock shall be noncumulative. However, the holders of such series, in preference to the holders of any common stock, shall be entitled to receive, as and when declared payable by the Board of Directors from funds legally available for the payment thereof, dividends in lawful money of the United States of America at the rate per annum fixed and determined as herein authorized for the shares of such series, but no more, payable quarterly on the last days of March, June, September, and December in each year with respect to the quarterly period ending on the day prior to each such respective dividend payment date. In no event shall the holders of the Series "A" $8.00 Preferred Stock receive dividends of more than one percent (1%) in any fiscal year. Each share of Series "A" $8.00 Preferred Stock shall rank on a parity with each other share of preferred stock, irrespective of series, with respect to dividends at the respective fixed or maximum rates for such series.

c. Any holder of the Series "A" $8.00 Preferred Stock may, subject to the terms of this paragraph, convert any or all of such shares held by such stockholder into fully paid and nonassessable shares of common stock of the Company at any time at the rate set forth in this paragraph. Said shares shall be convertible at a rate equal to three (3) shares of common stock of the Company for each one (1) share of Series "A" $8.00 Preferred Stock. The Series "A" $8.00 Preferred Stock shall be convertible, in whole or in part, at any time after the common stock of the Company shall maintain an average bid price per share of at least $8.00 for ten (10) consecutive trading days. For purposes of this paragraph the conversion date shall be the date the notice of conversion is actually received by the Company. Any such conversion may be effected by holders of the Series "A" $8.00 Preferred Stock by giving written notice of election to convert shares of said stock, the number of shares and the certificate numbers, and presenting said shares to the Company, accompanied by the deposit and surrender of the certificates of such stock duly endorsed in blank for transfer. If at any time, or from time to time, the Company shall change, as a whole, any class of stock into which the Series "A" $8.00 Preferred Stock is then convertible, into the same or a different number of shares, with or without par value, of the same or of any other class or classes (hereinafter in this paragraph called the "new stock") any holder of such Series "A" $8.00 Preferred Stock, upon conversion thereof, shall be entitled to receive, in lieu of the stock which (on conversion immediately prior to such change) such stockholder would have become entitled to receive, but for such change, a number of shares of new stock equivalent to the number that would have been issued for such shares of stock as such stockholder would have been entitled to receive on conversion immediately prior to such change. The basic conversion value then in force shall thereupon remain unchanged or shall be proportionately increased or decreased, as the case may be, in the ratio which the number of shares of stock so changed shall bear to the number of shares of the new stock.

d. The shares of the Series "A" $8.00 Preferred Stock shall not have any voting rights.

e. The Series "A" $8.00 Preferred Stock shall not be redeemable by the Company.

f. The preferential amount payable with respect to shares of the Series "A" $12.50 Preferred Stock in the event of voluntary or involuntary liquidation, dissolution, or winding-up, shall be an amount equal to $5.00 per share, plus the amount of any dividends declared and unpaid thereon.

Dated: November 16, 1998               Consolidated Medical Management, Inc.

Attest:
                                         By
                                          Sunni M. Wooley, President

                                          Peggy D. Behrens, Secretary

Exhibit 4.1 Form of Series "A" $12.50 preferred stock certificate

Number ____      _______ Shares

     CONSOLIDATED MEDICAL MANAGEMENT, INC.
     (A Montana Corporation)

     Series "A" $12.50 Convertible Preferred Stock (Par Value $.001)


THIS CERTIFIES that __________________ is the owner of ______________________
fully paid and non-assessable shares of Series "A" $12.50 Convertible Preferred Stock of Consolidated Management, Inc., a Montana corporation (the "Company") transferable only on the books of the Company by the holder hereof in person or by duly authorized Attorney upon surrender of this Certificate properly endorsed. The shares of Series "A" $12.50 Convertible Preferred Stock issued by the Company are subject to the following terms:

a. The number of authorized shares of the Series "A" $12.50 Preferred Stock is 2,159,913 shares.

b. Dividends on the Series "A" $12.50 Preferred Stock shall be noncumulative. However, the holders of such series, in preference to the holders of any common stock, shall be entitled to receive, as and when declared payable by the Board of Directors from funds legally available for the payment thereof, dividends in lawful money of the United States of America at the rate per annum fixed and determined as herein authorized for the shares of such series, but no more, payable quarterly on the last days of March, June, September, and December in each year with respect to the quarterly period ending on the day prior to each such respective dividend payment date. In no event shall the holders of the Series "A" $12.50 Preferred Stock receive dividends of more than one percent (1%) in any fiscal year. Each share of Series "A" $12.50 Preferred Stock shall rank on a parity with each other share of preferred stock, irrespective of series, with respect to dividends at the respective fixed or maximum rates for such series.

c. Any holder of the Series "A" $12.50 Preferred Stock may, subject to the terms of this paragraph, convert any or all of such shares held by such stockholder into fully paid and nonassessable shares of common stock of the Company at any time at the rate set forth in this paragraph. Said shares shall be convertible at a rate equal to three (3) shares of common stock of the Company for each one (1) share of Series "A" $12.50 Preferred Stock. The Series "A" $12.50 Preferred Stock shall be convertible, in whole or in part, at any time after the common stock of the Company shall maintain an average bid price per share of at least $12.50 for ten (10) consecutive trading days. For purposes of this paragraph the conversion date shall be the date the notice of conversion is actually received by the Company. Any such conversion may be effected by holders of the Series "A" $12.50 Preferred Stock by giving written notice of election to convert shares of said stock, the number of shares and the certificate numbers, and presenting said shares to the Company, accompanied by the deposit and surrender of the certificates of such stock duly endorsed in blank for transfer. If at any time, or from time to time, the Company shall change, as a whole, any class of stock into which the Series "A" $12.50 Preferred Stock is then convertible, into the same or a different number of shares, with or without par value, of the same or of any other class or classes (hereinafter in this paragraph called the "new stock") any holder of such Series "A" $12.50 Preferred Stock, upon conversion thereof, shall be entitled to receive, in lieu of the stock which (on conversion immediately prior to such change) such stockholder would have become entitled to receive, but for such change, a number of shares of new stock equivalent to the number that would have been issued for such shares of stock as such stockholder would have been entitled to receive on conversion immediately prior to such change. The basic conversion value then in force shall thereupon remain unchanged or shall be proportionately increased or decreased, as the case may be, in the ratio which the number of shares of stock so changed shall bear to the number of shares of the new stock.

d. The shares of the Series "A" $12.50 Preferred Stock shall not have any voting rights.

e. The Series "A" $12.50 Preferred Stock shall not br redeemable by the Company.

f. The preferential amount payable with respect to shares of the Series "A" $12.50 Preferred Stock in the event of voluntary or involuntary liquidation, dissolution, or winding-up, shall be an amount equal to $5.00 per share, plus the amount of any dividends declared and unpaid thereon.

IN WITNESS WHEREOF, the said Company has caused this Certificate to be signed by its duly authorized officers this ______ day of November 1998.




Secretary                              President

The securities represented by this certificate have not been registered under the Securities Act of 1933, as amended, and may not be sold or transferred unless a compliance with the registration provisions of such Act has been made or unless availability of an exemption from such registration provisions has been established, or unless sold pursuant to Rule 144 under the Securities Act of 1933.



     CERTIFICATE OF TRANSFER

For value received, the undersigned hereby sells, assigns and transfers unto ______________________ Shares represented by the within Certificate, and hereby irrevocably constitutes and appoints ___________________________________
Attorney to transfer the said shares on the books of the Company with full power of substitution in the premises.

Dated__________________ 199____




Signature


Signature Guaranteed


Exhibit 4.2   Form of Series "A" $8.00 preferred stock certificate


Number ___      _______ Shares

     CONSOLIDATED MEDICAL MANAGEMENT, INC.
     (A Montana Corporation)

     Series ?A? 8.00 Convertible Preferred Stock (Par Value $.001)


THIS CERTIFIES that __________________ is the owner of ______________________
fully paid and non-assessable shares of Series ?A? $8.00 Convertible Preferred Stock of Consolidated Management, Inc., a Montana corporation (the "Company") transferable only on the books of the Company by the holder hereof in person or by duly authorized Attorney upon surrender of this Certificate properly endorsed. The shares of Series ?A? 8.00 Convertible Preferred Stock issued by the Company are subject to the following terms:

a. The number of authorized shares of the Series ?A? $8.00 Preferred Stock is 2,159,913 shares.

b. Dividends on the Series ?A? $8.00 Preferred Stock shall be noncumulative. However, the holders of such series, in preference to the holders of any common stock, shall be entitled to receive, as and when declared payable by the Board of Directors from funds legally available for the payment thereof, dividends in lawful money of the United States of America at the rate per annum fixed and determined as herein authorized for the shares of such series, but no more, payable quarterly on the last days of March, June, September, and December in each year with respect to the quarterly period ending on the day prior to each such respective dividend payment date. In no event shall the holders of the Series ?A? $8.00 Preferred Stock receive dividends of more than one percent (1%) in any fiscal year. Each share of Series ?A? $8.00 Preferred Stock shall rank on a parity with each other share of preferred stock, irrespective of series, with respect to dividends at the respective fixed or maximum rates for such series.

c. Any holder of the Series ?A? $8.00 Preferred Stock may, subject to the terms of this paragraph, convert any or all of such shares held by such stockholder into fully paid and nonassessable shares of common stock of the Company at any time at the rate set forth in this paragraph. Said shares shall be convertible at a rate equal to three (3) shares of common stock of the Company for each one (1) share of Series ?A? $8.00 Preferred Stock. The Series ?A? $8.00 Preferred Stock shall be convertible, in whole or in part, at any time after the common stock of the Company shall maintain an average bid price per share of at least $8.00 for ten (10) consecutive trading days. For purposes of this paragraph the conversion date shall be the date the notice of conversion is actually received by the Company. Any such conversion may be effected by holders of the Series ?A? $8.00 Preferred Stock by giving written notice of election to convert shares of said stock, the number of shares and the certificate numbers, and presenting said shares to the Company, accompanied by the deposit and surrender of the certificates of such stock duly endorsed in blank for transfer. If at any time, or from time to time, the Company shall change, as a whole, any class of stock into which the Series ?A? $8.00 Preferred Stock is then convertible, into the same or a different number of shares, with or without par value, of the same or of any other class or classes (hereinafter in this paragraph called the "new stock") any holder of such Series ?A? $8.00 Preferred Stock, upon conversion thereof, shall be entitled to receive, in lieu of the stock which (on conversion immediately prior to such change) such stockholder would have become entitled to receive, but for such change, a number of shares of new stock equivalent to the number that would have been issued for such shares of stock as such stockholder would have been entitled to receive on conversion immediately prior to such change. The basic conversion value then in force shall thereupon remain unchanged or shall be proportionately increased or decreased, as the case may be, in the ratio which the number of shares of stock so changed shall bear to the number of shares of the new stock.

d. The shares of the Series ?A? $8.00 Preferred Stock shall not have any voting rights.

e. The Series ?A? $8.00 Preferred Stock shall not br redeemable by the Company.

f. The preferential amount payable with respect to shares of the Series ?A? $8.00 Preferred Stock in the event of voluntary or involuntary liquidation, dissolution, or winding-up, shall be an amount equal to $5.00 per share, plus the amount of any dividends declared and unpaid thereon.

IN WITNESS WHEREOF, the said Company has caused this Certificate to be signed by its duly authorized officers this ______ day of November 1998.




Secretary                              President

The securities represented by this certificate have not been registered under the Securities Act of 1933, as amended, and may not be sold or transferred unless a compliance with the registration provisions of such Act has been made or unless availability of an exemption from such registration provisions has been established, or unless sold pursuant to Rule 144 under the Securities Act of 1933.


     CERTIFICATE OF TRANSFER

For value received, the undersigned hereby sells, assigns and transfers unto
 Shares represented by the within Certificate, and hereby irrevocably constitutes and appoints ___________________________________ Attorney to transfer the said shares on the books of the Company with full power of substitution in the premises.

Dated__________________ 199____




Signature



Signature Guaranteed

Exhibit 4.3 Form of Debenture


DEBENTURE AGREEMENT
WITH
CONVERSION PRIVILEGES


DUE  _____________________

BATON ROUGE, LOUISIANA                                  (DATE)__________

After date and for value received, Consolidated Medical Management, Inc. ("CMM") promises to pay to the order of ______________________________ whose address is  ____________________________________________________, the sum of
$_____________ pursuant to the terms hereinafter set forth:

1.     SECURITIES PURCHASED.   The Holder hereof  has purchased as an
investment a $_________ convertible debenture. The debenture may be converted to _________ shares of the common stock of CMM as further described in the Debenture Agreement.

2. PUBLIC COMPANY. Holder understands that CMM is presently a privately owned Corporation that has full intentions of becoming a publicly traded company within a period of Ninety (90) days from the date of this Agreement through a reverse merger. Holder understands this Agreement is structured as if the reverse merger has been completed and CMM will be a publicly traded company, quoted and listed on the NASDAQ BULLETIN BOARD.

3.     SENIOR DEBT.   The debenture shall have a preference in liquidation to
all obligations except bank debt or secured leases. Upon a liquidation, dissolution, bankruptcy or reorganization, or similar transaction by the company, the holders of the "senior debt" would be paid in full before payment would be made on the debentures.

4.     Security.   The convertible debenture is not secured by any assets of
CMM.

5.     Conversion.   The convertible debenture holder may convert the
debenture into Common Stock of the corporation by exercising his right to conversion after six (6) months from the date of this debenture or at any time thereafter.

Should the Holder elect to exercise his right to conversion, the Corporation shall pay any accrued interest on said debenture and issue it's Common Stock at Sixty (60) percent of market value (bid price) or Two Dollars and Fifty Cents ($2.50), which ever is greater, at the date of conversion in the amount of shares necessary to satisfy the debenture.

When the debenture expires the debenture Holder may elect to take cash only, cash and stock, or all stock. The debenture Holder will advise the Corporation ninety (90) days prior, to the due date of the debenture as to the payment method desired.

6.     INTEREST.   This debenture shall be subject to an annual interest rate of 15% per annum payable monthly during the one year period. CMM shall be obligated to make interest only payments. The Debenture is due in full including all principal and accrued interest on or before _________, 1999. Any payments of principal and interest not paid when due shall bear interest at a default rate of 15% per annum until paid.

7.     CONVERSION RIGHTS.   In addition to the Conversion Rights discussed in
paragraph 4 above, the holder shall have the following rights:

     a) Should the Holder elect to exercise his right to conversion, the corporation shall pay in cash upon delivery of the Stock Certificate any accrued interest on said debenture less any value of a dividend which has been declared but not paid on the date of the election to convert.

     b) CMM represents and warrants that at the time of making this Convertible Debenture Agreement it has sufficient authorized but unissued Par Value Common Stock available to satisfy its obligations pursuant to all rights of conversion granted hereby and CMM agrees to reserve sufficient common stock during the conversion term of this debenture to provide for the conversion of this debenture. Should CMM at any time during the conversion period have a capital reorganization, merger, consolidation, stock swap or sell substantially all of its assets to any person or corporation, then as part of such merger, consolidation or sale, provision shall be made for the Conversion Rights to be adjusted in such a manner as to provide for the protection of said rights so as to permit the conversion in as nearly equivalent a manner as set forth herein as is possible. CMM shall reserve for issuance upon conversion sufficient, equivalent recapitalized equity to meet its obligations hereunder during the entire conversion period.

     c) Upon presentation to CMM at the notice address of (1) a letter requesting conversion, (2) the Conversion Form, which is Exhibit "A" attached hereto and which provides for the cancellation of the Debenture upon issuance of the Common Stock, and (3) the original Debenture Agreement all duly executed; CMM shall within 5 business days issue a certificate for the appropriate number of shares and send said certificate to the holder postage prepaid, registered mail, return receipt or any other manner agreed to by the holder and CMM.

     d) All shares of Common Stock or other securities delivered upon the exercise of the rights of conversion shall be validly issued, fully paid and non-assessable.

     e) Irrespective of the date of issuance and delivery of a certificate or certificates for any shares of Common Stock issuable upon the exercise of conversion rights, each person (including a corporation) in whose name any such certificate or certificates is to be issued will for all purposes be deemed to have become the holder of record of the Common Stock, the securities, and/or property represented thereby on the date on which a duly executed notice of exercise of conversion rights and the canceled underlying Debenture is delivered to the Company.

     f) The Holder is not, by virtue of ownership of the convertible debenture, entitled to any rights whatsoever of a stockholder of the Company.

8.     Restricted Securities/Restrictions on Assignments.  The undersigned
Holder      acknowledges that he understands that the securities represented by this Convertible




Debenture have not been registered pursuant to the Securities Act of 1933 or pursuant to the laws of the State of Utah or any other state and that the company is relying on exemptions from registration of these securities. Each Debenture, and common share which may be issued as a result of the conversion of the debenture shall be imprinted with a restrictive legend as follows:

     "This Debenture (Common Stock) and the rights hereunder have not
been      registered or qualified under federal or state securities laws.
This Debenture      (Common Stock) may not be assigned unless so registered or
qualified or unless an      exemption exists, the availability of which is to
be established by issuer's counsel at      the holder's expense; provided,
however, if the proposed assignment is made to a      person or entity outside
of the United States or Canada, and not for the benefit of      or to any U.S.
or Canadian person, the establishment by issuer's counsel of the availability of an exemption from registration shall not be necessary for the
holder      to make such assignment in the absence of a change of Law or
Regulation which      would then require proof of exemption or registration of
such transaction.  The      assignee under any such assignment shall be
likewise subject to the terms of this      restriction upon any proposed
assignment or transfer".

This undersigned Holder hereof further acknowledges that he is purchasing this debenture as an investment and not with an intent to resell.

9. NOTICES. All notices and communications to any party to this debenture shall be in writing and sent to Consolidated Medical Management, Inc., Attn:
Sunni Wooley, President, at 13005 Justice Ave., Baton Rouge, La. 70816, and to the Holder at the address set forth below the Holder's signature or at such other place as may be designated in writing by either party hereto. All notices to overseas addresses shall be by telex or FedEx overnight with confirmation of receipt required.

10.     General.

     a) This debenture is being delivered and is intended to be performed in the State of Louisiana and shall be construed and enforced in accordance with and governed by the laws of such State. All of the terms of this Agreement shall be binding upon and inure to the benefit of and be enforceable by the respective successors and assigns of the parties hereto whether so expressed or not, and in particular shall inure to the benefit of and be enforceable by any holder or holders at the time of the debentures. This Agreement embodies the entire convertible debenture agreement and understanding between the undersigned Holder and the company and supersedes all prior agreements and understandings relating to the subject matter hereof.

     b) CMM may not consolidate or merge, or transfer or lease all or substantially all of its assets to another corporation unless the other entity assumes in writing all of the obligations of the Company under the debentures, and that in the case of a transfer or lease of assets, although the successor assumes the obligations in writing, the Company shall not be released from its obligations to pay principal or interest on the debentures.

     c) Should the holder lose the Debenture or should it be stolen or destroyed, the Company will issue a replacement upon receipt of such assurances as may be reasonably requested by the Company.

     d) Interest is payable on the Debenture from the date of acceptance by CMM which date shall not exceed 2 business days from receipt of the Subscription Agreement with funds.

     If you agree to the foregoing terms of the Convertible Debenture, please sign the form in the place provided for the "Holder" and print or type your full name, address, telephone number and social security number and execute the attached subscription agreement. No debenture will be accepted without an executed subscription agreement and payment in full which shall not be refundable.


     DATED  this ____ day of ______________, 19____.

                         ATTEST:


                         _________________________________
                         Sunni Wooley                President


CMM Debenture Agreement ( 9 )

     The foregoing debenture with attached warrant is hereby agreed to as of the date hereof.


HOLDER:


____________________________________

Address: ____________________________

         ____________________________

         ____________________________

SS Number: __________________________



CMM Debenture Agreement ( 7c)

EXHIBIT  "A"

(Attached to the Convertible Debenture
dated ________________)


EXERCISE  AGREEMENT


To:                                        Dated:  __________________


     The undersigned, pursuant to the Conversion Rights set forth in the attached Debenture hereby agrees to subscribe for and purchase *__________ shares of the Common Stock covered by such Debenture and makes payment herewith in full therefor by assigning the attached Debenture to Consolidated Medical Management, Inc., thereby canceling said debt.


                         Signature: ___________________________________

                                    ___________________________________

                         Address:   ___________________________________

                                    ___________________________________


Exhibit 4.4 Form of Note to Spectrum


PROMISSORY NOTE


DATE:       __________________________

MAKER:     _____________________

PAYEE:           _____________________

PLACE FOR PAYMENT:     __________________________

PRINCIPAL AMOUNT:  ______________________________


ANNUAL INTEREST RATE ON UNPAID PRINCIPAL FROM DATE OF FUNDING:

          10%

TERMS OF PAYMENT  (principal and interest):

          Principal and Interest Due on __________________________

ANNUAL INTEREST RATE ON MATURED, UNPAID AMOUNTS:

     Maximum allowed by law

     Maker promises to pay to the Order of Payee at the place for payment and according to the terms of payment the principal amount plus interest at the rates stated above.

     If this Note is given to an attorney for collection, or if suit is brought for collection, or if it is collected through probate, bankruptcy, or other judicial proceeding, then Maker shall pay Payee reasonable attorney's fees in addition to other amount due. Reasonable attorney's fees shall be ten percent (10%) of all amounts due unless either party pleads otherwise.

     Nothing in this Note shall authorize the collection of interest in excess of the highest rate allowed by law.

     This Note shall be construed in accordance with and governed by the laws of
Texas, without regard to conflict of law principles.


                    CONSOLIDATED MEDICAL MANAGEMENT. INC.


                    By: ________________________________________
                         Sunni M. Wooley          President