Form 10KSB/A
period 1997-12-31
CONSOLIDATED MEDICAL MANAGEMENT INC
filed 1998-11-25
CIK 700815

UNITED STATES
      SECURITIES AND EXCHANGE COMMISSION
     Washington, D.C.  20549

Form 10-KSB/A
Amendment No. 1

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

PART II

Item 7.  Financial Statements

Report Preparation and Review
                    Done By      Date                   Done By          Date
Prepared by             JTS             Audit
                                        Partner/Manager
Compared to
industry Guide By                       Concurring
Reviewer
Independent:
   Verification of
    Math                                Signed By
   Internal
   Referencing                          Released on
   Referenced to
    Trials
   Read

Report Distribution
Financial Statements               Bound     unbound         Distribution by
Original                              -
To Control File                       -         2
To workpapers, GF 1                   -         1

Client:
Client                                6

                                      6         3


Comments:
1.

Golden Maple Mining and Leaching Company, Inc.
A Montana Corporation

Financial Statements
December 31, 1997 and 1996
Golden Maple Mining and Leaching Company, Inc.
A Montana Corporation

Table of Contents
December 31, 1997 and 1996

1     Balance Sheets     Exhibit A
          December 31, 1997 and 1996

2     Statements of Operations     Exhibit B
          For The Years Ended December 31, 1997 and 1996

3     Statements of Changes in Stockholders' Equity (Deficit)     Exhibit C
          For The Years Ended December 31, 1997 and 1996

4     Statements of Cash Flows     Exhibit D
          For The Years Ended December 31, 1997 and 1996

5     Notes to Financial Statements
          December 31, 1997 and 1996

7     Independent Auditor's Report
Golden Maple Mining and Leaching Company, Inc.
A Montana Corporation
Exhibit A
Balance Sheets
December 31, 1997 and 1996


                                                1997               1996
Assets

Current Assets
Cash                                         $     -          $     840
Total Current Assets                               -                840

Total Assets                                 $     -          $     840

Liabilities and Stockholders' Equity
 (Deficit)

Current Liabilities
Accounts Payable                             $     15,037     $  75,187
Accrued Expenses                                   -             81,524
Advances from and accounts payable to
Related parties                                    38,577        59,887
Total Current Liabilities                          53,614       216,598

Stockholders' Equity (Deficit)
Common Stock -  $.001 par value,
50,000,000 shares authorized, 216,057 shares
issued and outstanding as of December 31,
1997; and $0.01 par value10,000,000
shares authorized, 5,401,279 shares
issued and outstanding as of December 31,
1996                                                  216         54,013
Additional Paid-in-Capital                      1,211,863      1,158,066
Retained Earnings (Deficit)                    (1,265,693)    (1,427,837)
Total Stockholders' Equity(Deficit)               (53,614)      (215,758)

Total Liabilities and Stockholders'
Equity (Deficit)                                 $     -       $     840

The accompanying notes are an integral part of these financial statements.

Golden Maple Mining and Leaching Company, Inc.
A Montana Corporation
Exhibit B
Statements of Operations
For The Years Ended December 31, 1997 and 1996


                                             1997                    1996
Revenues                                    $     -               $     -

Operating Expenses
Interest                                          -                 11,432
Legal and Professional                        26,956                 1,354
Fees                                           3,426                    -
Travel                                           957                    -
Office Expense                                   202                   159
                                              31,541                12,945

Income (Loss) from Operations                (31,541)              (12,945)

Other Income
Forgiveness of debt                          193,681                    -
Interest                                           4                    22
Other Income                                 193,685                    22

Income (Loss) before Income Taxes            162,144               (12,923)

Income Tax Expense                                 -                    -

Net Income (Loss)                      $     162,144            $  (12,923)

Net Income (Loss) per Share             $     0.0440            $  (0.0024)

Weighted Average Number of Shares          3,672,872             5,401,279


The accompanying notes are an integral part of these financial statements.

Golden Maple Mining and Leaching Company, Inc.

(A Montana
Corporation)

Exhibit C
Statements of Changes in Stockholders' Equity
(Deficit)

For the Years Ended December 31, 1997 and 1996

                              Common Stock
                                             Additional    Retained
                         Shares      Account   Paid In     Earnings
                                              Capital     (Deficit)    Total

Balances ,
December 31, 1995  5,401,279   $  54,013 $ 1,158,066 $ (1,407,893) $  (195,814)


Prior Period
Adjustment
(Note 5)                                             $     (7,021) $    (7,021)

Net Income (Loss)                                         (12,923)      (12,923)
Balances ,
December 31, 1996  5,401,279      54,013   1,158,066   (1,427,837)    (215,758)

Reverse stock
split and change
of par value from
$0.01 per share
to $0.001 per
share             (5,185,222)    (53,797)     53,797                     -

Net Income                                                162,144      162,144
Balances ,
December 31, 1997    216,057    $    216  $1,211,863  $(1,265,693)   $ (53,614)


Golden Maple Mining and Leaching Company, Inc.
(A Montana Corporation)
Exhibit D
Statements of Cash Flows
For The Years Ended December 31, 1997 and 1996

                                                  1997               1996
Cash Flows from Operating Activities:

Net Income (Loss)                           $     162,144     $    (12,923)
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Prior Period Adjustment                             -          (     7,021)
Increase (Decrease) in Accounts Payable          ( 75,187)           7,418
Increase (Decrease) in Interest Payable          ( 81,524)          11,432
Increase (Decrease) in Advances from related
parties                                          (  6,273)             207

Net Cash Provided (Used) by Operating Activities (    840)     (       887)

Net Increase (Decrease) in Cash                  (    840)     (       887)

Cash - Beginning of Year                              840            1,727

Cash - End of Year                            $     -          $       840


Supplemental Disclosure of Cash Flow Information
                                                  1997               1996
Cash Paid During the Year for:
Interest                                       $     -          $     -
Income Taxes                                   $     -          $     -


The accompanying notes are an integral part of these financial statements. Golden Maple Mining and Leaching Company, Inc.
A Montana Corporation

Notes to Financial Statements
December 31, 1997 and 1996

Note 1     Organization and Significant Accounting Policies
The Company was incorporated under the laws of the State of Montana on August 13, 1981, for the primary purpose of mining and operating a heap leaching plant for the processing of ore. During 1985, this facility was closed, and during 1993, the Company abandoned its last remaining property which consisted of 93 unpatented mining claims because the Company did not have adequate working capital in order to pay the annual maintenance fee of $100 per mining claim to the U. S. Bureau of Land Management. Since then the Company has been dormant.

Earnings (losses) per share are computed using the weighted average number of shares outstanding during the year.

Cash Flows and Concentration of Credit Risk - Cash consists principally of demand deposits at commercial banks. These balances, as reflected in the bank's records, are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 1997 and 1996, the Company's deposits did not exceed the insured limits.

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


Note 2     Related Party Transactions
Several corporate officers have loaned various amounts of money to the Company, these amounts are due on demand. The amounts due are $38,577 and $59,887 as of December 31, 1997 and 1996, respectively.


Note 3     Risks and Uncertainties
During 1985, various agencies from the State of Montana claimed certain deficiencies against the company as a result of several environmental violations. The Company was unable to complete the required cleanup work due to a lack of funds. Thus, the Department of State Lands issued a Notice of Mining Permit Revocation and Bond Forfeiture on November 12, 1985. The Company also paid and was assessed various additional fines for the alleged environmental incidents.

The Company had operated in the mining and leaching industry which carries with it certain inherent risks. It is possible that there could be future additional claims by various governmental agencies in regard to prior environmental contamination or other mining hazards.


Note 4     Going Concern
As shown in the accompanying financial statements, the Company has a working capital deficiency. This factor creates an uncertainty about the Company's ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

Subsequent to year end, the Company entered into negotiations with a private Louisiana corporation, Consolidated Medical Management, Inc. to effect a merger that would allow the Company, in its successor form, to continue as a going concern. The events subsequent to this merger, including the operations of the private company that were injected into the Company, and the additional acquisitions of operating companies have alleviated the going concern question.


Note 5     Prior Period Adjustment
In 1996, the Company recorded $7,021 in accounts payable which is accounted for as a correction of an error, and should have been recorded as accounts payable in prior years.


Note 6     Income Taxes
The Company has a net operating loss carryover of $1,265,523 to the year ended December 31, 1998. These loss carryovers will commence to expire in 1998.
The company has not recorded a deferred tax asset for the possible future benefit of these loss carryovers because it is highly uncertain if the Company will realize any future taxable income.

In 1997, the Company recognized income from the settlement and forgiveness of various of its debts totaling $193,681, which was not a taxable event. The debt forgiveness reduced the available net operating loss carryover to $ $1,265,523.


Note 7     Commitments and Contingencies
In the opinion of management, there are no contingent claims or litigation against the Company which would materially affect its financial position at December 31, 1997.


Note 8     Subsequent Events
Subsequent to year-end, the Company entered into negotiations with Consolidated Medical Management, Inc. (the "private company") in contemplation of a proposed merger. Under the proposed terms, the shareholder of the private company will exchange all the outstanding shares of stock in the private company for 1,850,000 shares of stock of Golden Maple Mining and Leaching Company, Inc. In the merger, Golden Maple Mining and Leaching Company, Inc. merged the acquired company into it, is the surviving Corporation. The Company then changed it's name to Consolidated Medical Management, Inc.

Subsequent to year end, the Company issued 2,500,000 shares of its common stock in exchange for debt owed by the Company in the amount of $37,517.






The accompanying notes are an integral part of these financial statements.

Independent Auditor's Report

The Board of Directors
Golden Maple Mining and Leaching Company, Inc.


We have audited the balance sheets of Golden Maple Mining and Leaching Company, Inc. as of December 31, 1997 and 1996, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the years ended December 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of
material misstatement.   An audit includes examining, on a test basis,
evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Golden Maple Mining and Leaching Company, Inc. as of December 31, 1997 and 1996, and the results of its operations, changes in stockholders' equity and its cash flows for the years then ended, in conformity with generally accepted accounting principles.



ROBERTS, CHERRY AND COMPANY

A Corporation of
Certified Public Accountants
Shreveport, Louisiana
November 5, 1998


SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Consolidated Medical Management, Inc.
Date: November 24, 1998				By  /s/ Sunni M. Wooley, President