Form 10QSB/A
period 1998-09-30
CONSOLIDATED MEDICAL MANAGEMENT INC
filed 1999-01-11
CIK 700815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


Form 10-QSB/A
Amendment No. 1

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



Baton Rouge, Louisiana

Table of Contents

PART I
										Page
Item 1.
	Financial Statements                                          1
	Consolidated Balance Sheets                                   2
	Consolidated Statements of Operations                         3
	Consolidated Statements of Cash Flows                         4
	Notes to Consolidated Financial Statements
	Report of Independent Accountants                             11

Item 2.
      Management's Discussion and Analysis
      of Financial Condition and Results of Operations              12

PART II
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


Consolidated Medical Management, Inc.
(A Montana Corporation)

Consolidated Statements of Operations
(Unaudited)
                                    Three Months ended      Nine Months ended
                                       September 30,          September 30,
                                    1998         1997      1998           1997

Revenues                       $     282,832   $   -     $ 629,537       $   -

Operating Expenses
     Personnel Costs                 119,192       -       310,536           -
     Bad Debt Expense                 86,772                86,772
     Consulting                       99,324       -       142,409           -
     Commissions                      58,333       -        58,333           -
     Depreciation and Amortization    11,991       -        19,455           -
     Educational                       5,859       -         9,158           -
     Legal and Professional           11,370      3,630     34,825       10,370
     Office Expense                   50,533      1,284     89,453        3,613
     Occupancy                        13,516       -        27,208           -
     Transportation                   21,328       -        21,328           -
Total Operating Expenses             478,218      4,914    799,477       13,983

Income (Loss) from Operations       (195,386)    (4,914)  (169,940)     (13,983)

Other Income (Expenses)
     Forgiveness of Debt                -          -                    193,681
     Merger and Acquisition
      Expenses                      (230,000)      -      (270,000)          -
     Other                              (464)      -         5,773           -
     Interest Expense                (13,151)      -       (25,462)          -
     Interest Income                     276       -           280            4
                                    (243,339)      -      (289,409)     193,685
Income (Loss) before Income
Taxes                               (438,725)    (4,914)  (459,349)     179,702

Income Tax Expense                     5,288       -         1,496           -

Net Income (Loss)              $    (444,013)   $(4,914) $(460,845)   $ 179,702

Net Income (Loss) per Share    $     (0.1262)   $ (0.03) $ (0.1310)   $    0.05

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


Note  2	Receivables

Receivables consist of the following:
                                                   1998         1997
Management Fees                            $   100,031     $     -
Advances to Trinity Billing                     13,564           -

                                           $   113,595     $     -

Note  3     Property, Plant and Equipment
                                                   1998         1997
Furniture                                  $     6,182     $     -
Equipment                                       30,587
Automotive                                       6,100
Assets under Capital Lease                     386,175
                                               428,753           -

Less Accumulated Depreciation                  (92,046)          -

Property, Plant and Equipment Net          $   336,707     $     -

Note 4      Other Assets
                                                   1998         1997
Prepaid Consulting Agreement (net of
accumulated amortization of $4,000)       $   116,000     $      -
Acquisition Costs (net of accumulated
amortization of $4,928)                        29,865
Prepaid Advertising                             4,500
Prepaid Insurance                               1,145
Deposits                                        2,400
                                          $   153,910     $      -

Note 5	      Lease Commitments

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

The Company leases its copier under a non-cancelable operating lease expiring in 1999. Lease expense for the three and nine-month periods ended September 30, 1998 was $671 and $2,014, respectively. At September 30, 1998, future minimum lease payments under long-term non-cancelable leases for succeeding fiscal periods is as follows:

                  1998     $  671
                  1999      1,343
                  Total    $2,014

Note 6     Notes Receivable
                                                          1998           1997
Note Receivable from Spectrum Financial, Inc. in
the original amount of $15,000, with interest at
6%, principal and interest due June 30, 1999,
unsecured.                                           $   15,000         $   -

Note Receivable from Jaguar, Inc. in the original
amount of $100,000, with interest at 6%, principal
and interest due June 30, 1999, unsecured.              100,000             -

Note Receivable from Southern Properties
Management, Inc. in the original amount of
$15,000, with interest at 6%, principal and
interest due on June 30, 1999, unsecured.                15,000

Note Receivable from Jaguar, Inc. in the original
amount of $17,000, with interest at 6%, principal
and interest due June 30, 1999, unsecured.               17,000             -

Note Receivable from Louisiana Mobile Imaging,
Inc. in the original amount of $75,000, with
interest at 0%, principal due December 1, 1998,
secured by a pledge of receivables.                      64,866
Total Notes Receivable                                  211,866             -
Less Current Portion                                   (211,866)            -
Long Term Portion of Notes Receivable                $     -             $  -


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


Note 8	     Notes Payable
                                                        1998             1997
Note payable to the stockholder of the Company,
dated June 24, 1996, due on demand, interest at
6%, payable at maturity or demand, unsecured          $    -             $   -

Note payable to GE Capital financing the phone
system, in the original amount of $10,222, dated
September 16, 1997, payable in thirty-nine
installments of $341 with interest at 12.5%,
secured by a pledge of the phone system.                7,521                -

Two notes payable (in original amounts of
$5,000 each) to Spectrum Financial, Inc., a
stockholder of the Company, dated September 29,
1998, due April 29, 1999, interest at 10%,
payable on maturity, unsecured		   10,000
Capital lease obligations assumed in acquisition
of Louisiana Mobile Imaging, Inc. calling for
monthly payments totaling $10,134 over various
periods associated with the underlying leases
of medical imaging equipment expiring over
fifty-five monthly payments with interest of
twelve (12%) percent.                                  312,181
Total Notes Payable                                    329,702              -
Less: Current Portion                                  (29,966)            ( )

Long-Term Portion                                    $ 299,736         $    -


Maturities of Notes Payable over the next
five years are:
                                               1998	$      29,966
                                               1999	       82,421
                                               2000          90,447
                                               2001          73,557
                                               2002          46,072
                                                              7,239
                                                      $     329,702

Note 9     Income Taxes

The provision for income taxes for three and nine months ended
September 30, 1998 consists of the following:

                                            1998               1997
Current Provision
Federal                                    $   -           $     -
State                                          -                 -
Deferred Provision (Benefit)                1,496

Total Income Tax Expense (Benefit)         $1,496          $     -

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

RESULTS OF OPERATIONS
For the Three and Nine Month Periods Ended

September 30, 1998 For the three months and nine months ended September 30, 1998, the Company recognized net losses of ($468,435) and ($460,845), (with loss per share of ($0.1332) and ($0.1310) per common share, respectively). During these periods, the Company, since the acquisition of Consolidated Medical Management, Inc. (the private Louisiana company) by the public Company (formerly Golden Maple Mining and Leaching, Inc.), has aggressively pursued acquisitions of related medical service providers and other entities that, once acquired, will add to its ability to provide medical services. The following principal factors contribute to these results. For the periods ended September 30, 1998, the Company recognizes the operations of its wholly-owned subsidiary, CMMI-LA, including the operations of the newly formed subsidiaries, Independent Diagnostic Services, Inc. and Psychiatric Management Services, Inc. (PMSI) with consolidated operating revenue of $282,832 and $629,537 for the three-month and nine-month periods ended September 30, 1998, respectively.

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

For the three-month and nine month periods ended September 30, 1998, the Company incurred operating costs associated with the production of management fee revenue totaling $478,218 and $799,477, respectively.
The most significant elements of operating expenses are personnel costs totaling $119,192 and $310,536, respectively for these periods. Personnel costs include the professional wages of the personnel who deliver the health-care services required by the contracts and related administrative salaries and benefits. Another significant operating cost is consulting fees paid in connection with the medical management performed by the Company. These costs totaled $99,324 and $142,409, respectively for the three and nine month periods ending September 30, 1998.

The Company incurred office expense totaling $89,453 for the nine-month period, which includes a one-time charge of $18,860 to account for non-professional fees incurred in completing the acquisition of and Consolidated Medical Management, Inc. by Golden Maple and Mining Leaching, Inc. The Company also identified and charged off as an allowance for bad debts, receivables totaling $86,772.
The most significant non-operating contributions to the net loss for the three and nine months are the merger and acquisition costs of $230,000 and $270,000, respectively, for these periods. Specifically, in the three months ended September 30, 1998, the Company took a one-time charge against earnings of $200,000 for merger and acquisition expenses associated with the acquisition of Independent Diagnostic Services, Inc. (IDSI), and Psychiatric Management Services, Inc. (PMSI). The Company issued shares of its common stock in exchange for these expenses. In the nine months ended September 30, 1998, the total merger and acquisition costs charged to operations were $270,000 and included the acquisition costs associated with the CMMI-LA acquisition of $40,000. These expenses included fees for the location of the target companies, the negotiation of the merger arrangements and terms and the successful conclusion of the plan.

The Company believes that with the acquisition of Aplomb, Inc. in the fourth quarter, that the plans for the first phase of corporate acquisitions will be completed. The Company is planning to continue to seek future acquisitions; however, there are none in process as of this filing.

For the three and nine months ended September 30, 1997, the net loss applicable to common stock totaled ($4,914) or ($0.03) per share and $179,702, respectively. In the 1997 period, the Company had no operations and recognized nominal expenses associated with the maintenance of the Company's filings. For the nine month period in 1997, the Company realized a gain from debt forgiveness of $193,681 and operating loss of ($13,983) for the nine months ended June 1997, resulting in net income of $179,702.

FINANCIAL CONDITION

Liquidity and Capital Resources

Since March 1998, the Company sold a total of $450,000 in convertible subordinated debentures ($440,000 remain as of September 30, 1998). The debentures are subordinated to bank debt and secured leases and are due within one year of issue. The debentures are otherwise unsecured but are given a preference over unsecured debt. The debentures include interest at fifteen (15%) percent, payable in monthly installments.
Each debenture has a conversion right for each holder to convert the debenture principal to shares of the Company's common stock at the greater of $2.50 per share or ninety (90%) percent of the bid price, whichever is greater on the date of conversion. Accrued interest and any principal amount not converted to shares of stock will be paid in cash. A consultant to the Company, and a stockholder, Spectrum Financial, Inc. entered into an agreement with the Company whereby it assumed the Company's obligation to exchange shares it owned upon request of conversion by a debenture holder.

The Company had cash of $112,743 as of September 30, 1998 and receivables totaling $113,595 from customers, of which $99,297 (87% of total receivables) was current, $0 (0%) was thirty days old and the remainder of $14,298 (13%) was older than ninety days. Management has reviewed the collectibility of these accounts, and determined that the collection is probable.

The Company has advanced funds to Jaguar, Inc. (a shareholder), Spectrum Financial, Inc. (a shareholder) and Southern Properties Management, Inc. in the form of notes receivable totaling $147,000 as of September 30, 1998. The terms of the notes call for the Company to be paid interest of 6%, are due June 30, 1999 and are unsecured. Management believes these amounts to be collectable.

In the period subsequent to September 30, 1998, the Company completed negotiations on the acquisition of Aplomb, Inc. In connection with the acquisition, the Company has entered into an agreement with Spectrum Financial, Inc. and GCSW Funding and the three insurance entities that formed Aplomb, Inc., whereby the Company will pay these companies a fee in remuneration of the services rendered therein. Payment of the fees is estimated to be valued at approximately $1,800,000, and will be paid in the form of issuance of 509,976 common shares and 323,987 preferred shares. This charge to earnings is expected to be the final material charge to earnings associated with acquisitions.

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

On November 18, 1998, the Company filed a Form 8-K concerning the acquisition of Aplomb, Inc. (a Mississippi Company).

EXHIBIT Table

EXHIBIT No   Description of Exhibit

2.1          Plan of acquisition of Aplomb, Inc. dated November 4, 1998
2.2 Plan of acquisition of Louisiana Mobile Imaging, Inc., dated September 1, 1998, as amended
3.1 Amendment to Articles of incorporation dated October 7, 1998, authorizing 20,000,000 shares of non-voting, non-cumulative $0.001 per share par value preferred stock
3.2          Amendment to Articles of Incorporation to Create Series "A"
             Preferred Stock
4.1          Form of Series "A" $12.50 preferred stock certificate
4.2          Form of Series "A" $8.00 preferred stock certificate
4.3          Form of Debenture
4.4          Form of Promissory Note to Spectrum

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

Consolidated Medical Management, Inc.


By - /S/ Sunni M. Wooley, President and Principal Financial Officer

Date:  Dec 8, 1998

EXHIBIT 2.1
The agreement is as follows:This Agreement (the "Agreement"), entered into this 4th day of November 1998, is by, between, and among Consolidated Medical Management, Inc., a publicly held Montana corporation (hereinafter the "Purchaser"), Aplomb Inc., a privately-held Mississippi corporation (hereinafter the "Private Company"), and the shareholders of the Private Company (hereinafter the "Shareholder").

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

PURCHASER:                          CONSOLIDATED MEDICAL MANAGEMENT, INC.


By:    /S/ Sunni M. Wooley
           Sunni M. Wooley          President


PRIVATE COMPANY:                    APLOMB, INC.


By:    /S/ Robert C. Coburn Sr.
           Robert C. Coburn Sr.     President


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

5.     Conditions Precedent to the Purchaser's Obligations.
Each and every obligation of the Purchaser to be performed on the closing date shall be subject to the satisfaction prior thereto of the following conditions:

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

PURCHASER:                        Consolidated Medical Management, Inc.


   By /S/ Sunni M. Wooley
          Sunni M. Wooley         President


SELLER:                           Louisiana Mobile Imaging, Inc.


   By /S/ Michael Frith
          Michael Frith           President

SCHEDULE  A

This Schedule "A" is to be attached and become part of the Asset Purchase Agreement September 1, 1998 by and between Louisiana Mobile Imaging, Inc. and Consolidated Medical Management, Inc. The assets purchased includes all technicians and all the items listed below:

     1.  Medicare Provider #5F785

     2. A Note in the amount of Seventy Five Thousand Dollars ($75,000.00) secured by all of the Account Receivable as shown on the August 31, 1998 Balance Sheet of Louisiana Mobile Imaging, Inc.

     3.  A lease covering six (6) leases and equipment as follows:

          Louisiana Mobile Imaging, Inc.                 Lease Dated
          --Months Beginning                             Payment $521.40
          1998 Chevrolet Astrovan VIN # 1GCDM19W2WB101251
          Lease End: Purchase Price $1.00

          USECO, Inc.                                    Lease Dated 9-30-96
          (60) Months Beginning October 1, 1996          Payment $3662.00
          Toshiba Ultrasound Complete
          Lease End: Purchase Price $1.00

          USECO, Inc.                                    Lease Dated 2-4-97
          (24) Months Beginning March 1, 1997            Payment $562.00
          1994 Ford Club Wagon  VIN # 1FBHE31H1RHA36258
          Lease End: Purchase Price $1.00

          Bankers Leasing Association, Inc.              Lease Dated 4-30-98
          (60) Months Beginning                          Payment $1935.05
          Hewlett-Packard M2410A Imagepoint System Complete

          Hewlett-Packard                                Lease Dated 6-24-98
          (36) Months Beginning                          Payment $2379.24
          Hewlett-Packard M2401A Imagepoint System Complete
          Lease End: Purchase Price $1.00

          Hi-Tec Financial Services, Inc.                Lease Dated 4-29-98
          (60) Months Beginning April 29, 1998           Payment $1934.19
          Hewlett-Packard Imagepoint Ultra Sound System Complete

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

     1.3 Shares to be issued: In exchange for the transfer of the Assets pursuant to sub-section 1.1 hereof, the Purchaser shall on the closing date, and contemporaneously with such transfer of the Assets to it by the Seller, issue and deliver to the Seller 100,000 shares of Rule 144 Common stock of the Purchaser.

IN WITNESS WHEREOF, the parties hereto execute the foregoing Agreement this 17 day of September, 1998.


PURCHASER:                    Consolidated Medical Management, Inc.


                      By: /S/ Sunni M. Wooley
                              Sunni M. Wooley          President

SELLER:                       Louisiana Mobile Imaging, Inc.

                      By: /S/ Michael Frith
                              Michael Frith            President


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

3. The foregoing amendment was adopted by the shareholders at a special meeting held on October 7, 1998.

4. The number of shares of common stock outstanding and entitled to vote upon such amendment was 5,346,057. The number of votes indisputably represented at the meeting was 4,890,000.

5. The number of shares voted for the amendment was 4,890,000, against was 0, and abstained was 456,057.

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

Dated: November 16, 1998               Consolidated Medical Management, Inc.


                                By    /S/ Sunni M. Wooley
                                          Sunni M. Wooley, President

                            Attest:   /S/ Peggy D. Behrens
                                          Peggy D. Behrens, Secretary

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


Signature Guaranteed


EXHIBIT 4.2   Form of Series "A" $8.00 preferred stock certificate


Number ___      _______ Shares

     CONSOLIDATED MEDICAL MANAGEMENT, INC.
     (A Montana Corporation)

     Series "A' 8.00 Convertible Preferred Stock (Par Value $.001)


THIS CERTIFIES that __________________ is the owner of ______________________
fully paid and non-assessable shares of Series "A" $8.00 Convertible Preferred Stock of Consolidated Management, Inc., a Montana corporation (the "Company") transferable only on the books of the Company by the holder hereof in person or by duly authorized Attorney upon surrender of this Certificate properly endorsed. The shares of Series "A" 8.00 Convertible Preferred Stock issued by the Company are subject to the following terms:

a. The number of authorized shares of the Series "A" $8.00 Preferred Stock is 2,159,913 shares.

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

e. The Series "A" $8.00 Preferred Stock shall not br redeemable by the Company.

f. The preferential amount payable with respect to shares of the Series "A" $8.00 Preferred Stock in the event of voluntary or involuntary liquidation, dissolution, or winding-up, shall be an amount equal to $5.00 per share, plus the amount of any dividends declared and unpaid thereon.

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


     DATED  this ____ day of ______________, 19____.

                         ATTEST:


                     /S/ Sunni Wooley___________________________
                         Sunni Wooley                President


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