Form 10KSB
period 1998-12-31
CONSOLIDATED MEDICAL MANAGEMENT INC
filed 1999-04-15
CIK 700815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


Form 10-KSB

(Mark One)
     [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1998.

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

State issuer's revenues for its most recent fiscal year:      $921,502

State the aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: The aggregate market value of the voting stock held by non-affiliates of the Registrant computed by using the closing sale price has been determined to be $7,41,317 as of April 9, 1999 based on the closing price of $1.125 per share.

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At March 31, 1999, there were 6,349,838 common shares of the Registrant outstanding. At December 31, 1998, there were 5,496,057 common shares of the Registrant outstanding.

Documents Incorporated by Reference: (1) Any annual report to security holders
- None; (2) Any proxy or information statement - None; (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933 - None.


Consolidated Medical Management, Inc.
Baton Rouge, Louisiana

Table of Contents

Part I               Page
Item  1.     Description of Property                                         1
Item  2.     Description of Proceedings                                      2
Item  3.     Legal Proceedings                                               2
Item  4.     Submission of Matters to a Vote of Security                     3

Part II
Item  5.     Market for Common Equity and Related Stockholder                3
Item  6.     Management's Discussion and Analysis or Results of              4
Item  7.     Financial Statements                                            5
             Consolidated Balance Sheets
             Consolidated Statements of Operations
             Consolidated Statements of Changes in Stockholders' Equity
              (Deficit)
             Consolidated Statements of Cash Flows
             Notes to Consolidated Financial Statements
             Additional Information
             Report of Independent Accountants
Item  8.     Changes In and Disagreements with Accountants on Accounting and
              Financial Disclosure                                           5

Part III
Item  9.     Directors, Executive Officers, Promoters and Control Persons,
Compliance with Section 16(a) of the Exchange Act                            6
Item 10.     Executive Compensation                                          7
Item 11.     Security Ownership of Certain Beneficial Owners and Management  9
Item 12.     Certain Relationships and Related Transactions                  9
Item 13.     Exhibits and Reports on Form 8-K                                12

Signature                                                                    13


Part I

Item  1.     Description of Business

(a) Business Development

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

On May 23, 1998, the Company concluded the acquisition of Consolidated Medical Management, Inc., a privately owned Louisiana Company that specialized in provides management services for home healthcare providers predominately in southern Louisiana.

With the acquisition of Consolidated Medical Management, Inc., the Company (which was formerly known as Golden Maple Mining and Leaching Co., Inc.) changed it name to Consolidated Medical Management, Inc. and moved its administrative offices to Baton Rouge, Louisiana.

On July 10, 1998, the Company purchased 100% of the outstanding stock of Independent Diagnostic Services, Inc. ("IDSI") (formerly United Medical Services Corporation) in exchange for issuance of 20,000 shares of the Company. Independent Diagnostic Services, Inc. provides diagnostic ultrasound imaging services to physician offices, clinics, hospital, and skilled nursing facilities, and also provides mobile laboratories that will enable services to be provided for communities with limited access to technologists, hospitals and diagnostic laboratories.

On September 1, 1998, the Company entered into an Asset Purchase Agreement to purchase certain assets of Louisiana Mobile Imaging, Inc., a Louisiana corporation ("LMI") owned and controlled by David Cooper and Michael Firth. The Agreement, as amended effective September 17, 1998, provided for the issuance of 100,000 shares of common stock of the Company to LMI. In return, LMI agreed to transfer to the Company a Medicare provider number and a note receivable in the amount of $75,000. Also, LMI agreed to sublease certain imaging equipment and vehicles leased by LMI pursuant to lease/purchase agreements with outside leasing companies, and to grant to the Company the option to purchase such equipment for nominal consideration upon the completion of the lease/purchase agreements. The closing of the Asset Purchase Agreement was held on September 1, 1998, and the assets were transferred, the stock was issued, and the sublease was granted. The number of shares issued by the Company in this acquisition was based upon the amount of revenues of LMI for the period ended October 31, 1998, and an assumed or agreed value of the common stock of the Company for purposes of this transaction only of $0.75 per share. Michael W. Sciacchetano, a consultant for LMI, and the former sole shareholder of Independent Diagnostic Services, Inc. (see above), will also provide consulting services for the Company in connection with the assets purchased in the transaction.


(b) Business of the Company

During 1998, since the acquisition of Consolidated Medical Management, Inc. (Louisiana) (hereafter referred to as "CMMI-LA") the Company inititally focused its efforts on the continuation of the business services offered by CMMI-LA. These services focused on the delivery of turn-key management services for the home health industry, predominately in south Louisiana.

With the acquisition of IDSI, the Company expanded its services to provide provides diagnostic ultrasound imaging services to physician offices, clinics, hospital, and skilled nursing facilities, and also provides mobile laboratories that will enable services to be provided for communities with limited access to technologists, hospitals and diagnostic laboratories.

The Company then formed a subsidiary, Psychiatric Medical Services, Inc. ("PMSI") to operate a partial-unit mental services hospital in an existing hospital environment. This unit has operated since June 1998. This service is very susceptible to changes in funding under federal and state Medicare and Medicaid rules as well as the funding priorities of these agencies.

The Company employs 19, of which 19 are considered full-time employees.

The selection of a business opportunity in which to participate is complex and risky. Additionally, as the Company has only limited resources, it may be difficult to find good opportunities. There can be no assurance that the Company will be able to identify and acquire any business opportunity based on management's business judgement.

The activities of the Company are subject to several significant risks which arise primarily as a result of the fact that the Company has no specific busines s and may acquire or participate in a business opportunity based on the decision of management which potentially could act without the consent, vote, or approval of the Company's shareholders. The risks faced by the Company are further increased as a result of its lack of resources and its inability to provide a prospective business opportunity with significant capital.


Item  2.     Description of Property

Since May 1998, the Company's administrative offices have been located at 13005 Justice Avenue, Suite 5, Baton Rouge, Louisiana. These offices are leased from an unrelated third party under an operating lease on a month to month basis.

From 1990 until May 1998, the Company's administrative offices were located at 421 Coeur d'Alene Avenue, Suite 3, Coeur d'Alene, Idaho 83814, which are the offices of Donald L. Hess, the former president and a former director of the Company. Mr. Hess had allowed the Company to use this office space without charge.


Item  3.     Legal Proceedings

NONE

Item  4.     Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended December 31, 1998.


Part II

Item  5.     Market for Common Equity and Related Stockholder Matters

Since mid 1998, the Company ("Registrant") has been publicly-traded under the symbol "CMMI" on the OTC Bulletin Board which is operated under the supervision of the National Association of Securities Dealers, Inc. The OTC Bulletin Board is a securities market utilizing a sophisticated computer and telecommunications network. Market participants comprise market makers generally dealing in "penny stocks", independent dealers who commit capital and stocks and compete with each other for orders. The OTC Bulletin Board has adopted rules that require companies quoted on its system to be current in their reporting obligations to the SEC, among other things. The Securities and Exchange Commission has adopted rules, such as Rule 15c2-6, which impose restrictions on a broker-dealer's ability to trade in penny stocks. Prior to this, the Company's stock was not traded.

Registrant is authorized to issue Fifty Million (50,000,000) Common Shares, of which approximately 5,496,057 shares are outstanding as of December 31, 1998. In addition, Registrant is authorized to issue Twenty Million (20,000,000) Preferred Shares. No shares of Preferred Stock have been issued. The following table shows the high and low bid of Registrant's Common Stock during the prior year.

1998                      Low Bid          High Bid

First Quarter           $     na         $     na
Second Quarter          $     3 1/8      $     5 6/8
Third Quarter           $     1 1/2      $     5 1/2
Fourth Quarter          $       7/8      $     6 7/8

It should be noted that, in all of the above cases, these prices have been established with a very low trading volume. As a result, a small trading volume may result in significant price fluctuation.

Since its inception the Company has not paid any dividends on its common stock and the Company does not anticipate that it will pay dividends in the foreseeable future.

At December 31, 1998 and March 31, 1999, the Company had approximately 394 and 402 shareholders of record, respectively, as reported by the Company's transfer agent. The transfer agent for the Company is Idaho Stock Transfer Company, P.O. Box 2196, Coeur d'Alene, ID 83816-2196; telephone number (208) 664-3544.


Item  6.     Management's Discussion and Analysis or Results of
Operations

Overview

Since discontinuing operations in 1990, through May 1998, the Company has had no operations, other than the ownership of unpatented mining claims, which were abandoned in August 1993. The Company was organized for the purpose of engaging in mining activities; however, the Company did not have any significant cash or other material assets, nor did it have an established source of revenues sufficient to cover operating costs and to allow it to continue as a going concern.

Since the Company's acquisition of CMMI-LA and the expansion of its operations, the Company has suffered operating losses, totaling ($504,255) for 1998 on gross revenue of $921,502 and total operating costs of $1,425,757. In addition, the Company has incurred $302,580 in costs attributable to the merger and acquisition of IDSI, the LMI asset acquisition and the attempt to acquire Aplomb, Inc. This results in a net loss before income taxes for the Company of ($875,599).

The Company's financial condition reflects a deficit in stockholders' equity of ($275,826), a deficit in working capital of ($528,097) with total liabilities of $1,089,262 and total assets of $813,438.

Currently, management is exploring the opportunities of expanding our involvement in other medical markets.


Liquidity and Capital Resources

Since March 1998, the Company sold a total of $450,000 in convertible subordinated debentures ($415,000 remain as of December 31, 1998 due to conversions, however, the debt has been reissued to Spectrum Financial, Inc.). The debentures are subordinated to bank debt and secured leases and are due within one year of issue. The debentures are otherwise unsecured but are given a preference over unsecured debt. The debentures include interest at fifteen (15%) percent, payable in monthly installments. Each debenture has a conversion right for each holder to convert the debenture principal to shares of the Company's common stock at the greater of $2.50 per share or ninety (90%) percent of the bid price, whichever is greater on the date of conversion. Accrued interest and any principal amount not converted to shares of stock will be paid in cash. A consultant to the Company, and a stockholder, Spectrum Financial, Inc. entered into an agreement with the Company whereby it assumed the Company's obligation to exchange shares it owned upon request of conversion by a debenture holder.

The Company had cash of $25,540 as of December 31, 1998 and receivables from operations totaling $166,869 from customers, of which $113,102 (67.779% of total receivables) was current, $28,428 (17.036%) was over thirty days old and the remainder of $25,339 (15.185%) was older than ninety days. Management has reviewed the collectibility of these accounts, and determined that the collection is probable.

The Company has advanced funds to the following related parties: Jaguar, Inc. (a shareholder), Spectrum Financial, Inc. (a shareholder) and Southern Properties Management, Inc. in the form of notes receivable totaling $147,000 during 1998. As of December 31, 1998, the balances owed by these companies had been paid down to $115,000. The terms of the notes receivable call for the Company to be paid interest of 6%, are due June 30, 1999 and are unsecured. Management believes these amounts to be collectable.

In July 1998, the Company issued stock to acquire certain of the assets of Louisiana Mobile Imaging, Inc. ("LMI"). Included in these assets were a note receivable of $75,000 and the sublease of certain capital assets which are classified as capital leases to the Company. The monthly lease payments of $10,133, have been applied as payment on the note receivable from LMI. As of December 31, 1998, the total cost of the capital lease assets is $399,175, the accumulated amortization totals $92,463 and the related obligation under the capital lease is $304,561.


The Company has financed its operations through incurring the following debt obligations:

     Note payable to GE Capital, financing the phone system, in the original amount of $10,222, dated September 16, 1997, payable in thirty-nine installments of $341 with interest at 12.5%, secured by a pledge of the phone system;

     Six (6) notes payable to Spectrum Financial, Inc., a related party of the Company, dated September 29, 1998, due July 29, 1999, interest at 10%, payable on maturity, unsecured;

     The Company issued convertible debentures in 1998 that are subordinated to bank debt and secured leases. The debentures are otherwise unsecured but are given a preference over unsecured debt. The debentures include interest at fifteen (15%) percent, interest is payable in monthly installments. Each debenture has a conversion right for each holder to convert the debenture principal to shares of the Company's common stock at the greater of $2.50 per share or ninety (90%) percent of the bid price, whichever is greater on the date of conversion. Accrued interest and any principal amount not converted to shares of stock will be paid in cash at conversion. As of December 31, the company had issued and outstanding $190,000 in debentures. The debentures are due one year from date of issue. All debentures issued in 1998 are due in 1999.

     The Company issued convertible promissory notes payable in 1998. The notes are unsecured and include interest at ten (10%) percent, interest is payable in monthly installments. Each note has a conversion right for each holder to convert the note's unpaid principal to shares of the Company's common stock based on $2.50 per share, or a total of 90,000 at the note holder's discretion. Accrued interest and any principal amount not converted to shares of stock will be paid in cash at conversion. As of December 31, the company had issued and outstanding $225,000 in debentures. The notes are due July 31, 1999.

As of December 31, 1998, the Company has incurred trade payables and accrued compensation and personnel costs totaling $278,557. Included in these amounts are $138,101 of accruals of personnel costs and stock based compensation paid in 1999.


Item  7.     Financial Statements

The financial statements of the Company are attached to this annual report.


Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

NONE

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

(a) The following table sets forth the current executive officers and directors of the Company:

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

(b) There are no significant employees other than executive officers above.

(c) There are no family relationships among directors or executive officers of the Company.


Item 10.     Executive Compensation

According to information supplied by the president of the Company, following is a table of compensation awarded to, earned by, or paid to any of the executive officers of the Company or any of its subsidiaries during the year ended December 31, 1998, or the two prior fiscal years.

For Fiscal Year Ending December 31, 1998:

Officer                   Position          Base Salary          Bonus Paid
Dale L. Bachman          CEO                $    17,525          $      0
LaMar F. Laster, Jr.     COO                $         0          $      0
Sunni M. Wooley          President          $    33,137          $  5,000
Peggy Behrens            Director           $    63,551          $  5,000


The bonuses paid to Ms. Wooley and Ms. Behrens are paid in the form of stock of the Company which was based on a $2.00 per share value.


Item 11.     Security Ownership of Certain Beneficial Owners and Management

(a) Security ownership of certain beneficial owners

The following table sets forth certain information furnished by current management concerning the ownership of common stock of the Company as of December 31, 1998, of (i) each person who is known to the Company to be the beneficial owner of more than 5 percent of the Common Stock; (ii) all directors and executive officers; and (iii) directors and executive officers of the Company as a group:


Name and Address         Amount ofp       Nature of           Percent of Class
of Beneficial Owner      Beneficial       Beneficial
                         Ownership(1)     Ownership(1)
Cede & Co.
P. O. Box 222
Bowling Green Station
New York, NY             555,897          Direct ownership    10.133%

CJD, Inc.
6603 Lost Horizon Dr.
Austin, TX               400,000          Direct ownership     7.278%

Jaguar International
Corp
13005 Justice Ave
Baton Rouge, LA        2,407,160          Direct ownership    43.798%

Virgil A. Robbins
4855 Twin Valley Dr.
Austin, TX               390,000          Direct ownership     7.096%

 (b) Security ownership of management

The following table sets forth certain information furnished by current management concerning the ownership of common stock of the Company as of December 31, 1998, of all directors and executive officers and directors and executive officers of the Company as a group:


Name and Address           Amount and Nature of           Percent of Class
of Beneifical Owner        Beneficial Ownership(1)
Sunni Michelle Wooley
13005 Justice Ave
Baton Rouge, LA            400,000  Direct ownership          7.278%

(1) Unless otherwise indicated, this column reflects amounts as to which the beneficial owner has sole voting power and sole investment power.

(c) Changes in control

Since the end of the fiscal year ended December 31, 1997, and through the end of the year ended December 31, 1998, the Company has sold the following shares of common stock of the Company without registration under the Securities Act of 1933:

a) On March 31, 1998 the Company issued 2,500,000 shares of common stock to Milagro Holdings, Inc., a Delaware corporation ("Milagro") controlled by Howard M. Oveson, a former officer, director, and controlling shareholder of the Company. The shares were issued for forgiveness of debt in the amount of $37,517 owed by the Company to Milagro for operating funds advanced to the Company by Milagro.

b) From March to May 1998 CMMI-LA, and then the Company from June to July 1998, issued subordinated convertible debentures totaling $450,000. The debentures are convertible into shares of common stock of the Company at the greater of $2.50 per share or 60% of the bid price on the date of conversion. The Company has entered into an agreement with Spectrum Financial Services, Inc. ("Spectrum"), a Texas corporation and shareholder of the Company, in which Spectrum has agreed to exchange shares it owns in the Company with the debenture holders upon exercise of the conversion option in satisfaction of the Company's obligation under the conversion provisions. Spectrum will then receive an unsecured promissory note from the Company for the face amount of the debentures surrendered. As of December 31, 1998, the Company had issued five promissory notes to Spectrum in the amount of $35,000 for cancellation of debentures in the amount of $35,000.

c) On May 23, 1998, the Company issued 1,850,000 shares of common stock to Sunni M. Wooley for all of the outstanding stock of Consolidated Medical Management, Inc., a Louisiana corporation ("CMMI-LA"). (See Item 5, below.)

d) On August 5, 1998, the Company issued 20,000 shares of common stock to PILL PT--15435, a trust designated by Michael W. Sciacchetano, the sole shareholder of the acquired company, for all of the outstanding stock of Independent Diagnostic Services, Inc. (formerly United Medical Services Corporation), a Louisiana corporation.

e) On August 25, 1998, the Company issued 140,000 shares of common stock to Jaguar International Corp. ("Jaguar"), an entity created under the Belize International Business Companies Act of 1990, as amended. Jaguar is a controlling shareholder of the Company. The entity is owned and controlled by Michelle Naquin. Garvis C. Wooley, Jr., the father of Sunni M. Wooley, the president, director, and a principal shareholder of the Company, shares control of such entity with Ms. Naquin.

f) On August 25, 1998, the Company issued 30,000 shares of common stock to Dale Bachman as consideration for accepting the position of chief executive officer of the Company.

g) On August 25, 1998, the Company issued 40,000 shares of common stock to Frederick J. Gossen, Jr. as consideration for entering into a five-year consulting contract with the Company.

h) On September 1, 1998, the Company issued 100,000 shares of common stock to Louisiana Mobile Imaging, Inc., a Louisiana corporation for all of the assets of such entity.

i) On December 31, 1998, the Company issued 50,000 shares of common stock to PILL PT--15435, a trust designated by Michael W. Sciacchetano, as consideration for continued consulting services provided to the Company.

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


Item 12.     Certain Relationships and Related Transactions

Transactions with Management and Others

Since April 1997, Milagro Holdings, Inc., a corporation owned and controlled by Mr. Howard M. Oveson, a former officer and director of the Company, has advanced approximately $37,307 through February 18, 1998, to the Company for the purpose of making payments for the benefit of the Company to the Company's auditor so that the Company may complete appropriate periodic reports for filing with the Securities and Exchange Commission. These advances have also been used to settle certain obligations owed by the Company to its former legal counsel and to the president of the Company, Mr. Donald L. Hess for prior year accounting fees.

Mr. Donald L. Hess, the former president and a former director, who was a 5% shareholder of the Company, owns and controls, with his wife, Idaho Stock Transfer Company, the transfer agency for the Company. Management believes that the fees charged for the services performed by such transfer agency are equal to the fees which would have been charged by an unrelated transfer agency.

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


To the best of management's knowledge and except as otherwise set forth herein, during the fiscal year ended December 31, 1998, there were no material transactions, or series of similar transactions, since the beginning of the Company's prior fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.


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


Certain Business Relationships
Except as reported above, during the fiscal year ended December 31, 1998, there were no material transactions between the Company and its management or principal shareholders.


Indebtedness of Management
Unless otherwise disclosed herein or in the financial statements, there were no material transactions, or series of similar transactions, since the beginning of the Company's fiscal year ended December 31, 1998, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.


Transactions with Promoters
In 1998, the Company has engaged the services of Spectrum Financial, Inc. ("Spectrum") and its principals, Virgil Robbins and C. J. Douglas, each of whom is a 5% or greater shareholder, to assist it in the promotion of the Company in the open stock market. In connection therewith, the Company has paid fees under arrangements with Spectrum totaling $95,132.

The Company has advanced $15,000 to Spectrum in the form of a note receivable bearing interest at 6%, due June 30, 1999, unsecured.


Item 13.     Exhibits, Financial Statements and Reports on Form 8-K

(a) Financial Statements. The following financial statements are included in this report:

     Consolidated Balance Sheets
     Consolidated Statements of Operations
     Consolidated Statements of Changes in Stockholders' Equity (Deficit) Consolidated Statements of Cash Flows
     Notes to Consolidated Financial Statements
     Report of Independent Accountants - Roberts, Cherry and Company

(b)     Exhibits.  The following exhibits are included as part of this report:

Exhibit No      Description of Exhibit

11              Statement re: computation of per share earnings
23              Consent of Independent Auditor

(c )    The following reports on Form 8-K were filed during the last quarter of the year ended December 31, 1998 and subsequently:

On November 18, 1998, the Company filed a Form 8-K concerning the acquisition of Aplomb, Inc. (a Mississippi Company).

On January 8, 1999, the Company filed a Form 8-K concerning the recession of the purchase of Aplomb, Inc, which had been reported in a Form 8-K filed on November 18, 1998.

Consolidated Medical Management, Inc.
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Consolidated Medical Management, Inc.

     /s/ Sunni M. Wooley
     President and Chief Accounting Officer
     April 12, 1999

     /s/ LaMar Laster
     Chairman and Chief Operating Officer
     April 12, 1999

     /s/ Dale F. Bachman
     Chief Executive Officer
     April 12, 1999

Exhibit 11

Earnings per share for the year ended December 31, 1998 is computed as follows:
                         Income (Numerator)       Shares         Per-Share
                         (Numerator)              (Denominator)  Amount
Net Income (Loss)        ($869,802)

Basic EPS
Income (Loss) available
to common stockholders    (869,802)               3,986,890     ($ 0.21816)

Effect of Dilutive
Securities
Convertible Debt           (30,417)                  -

Diluted EPS
Income (Loss) available
to common stockholders   ($839,385)               3,986,890     ($ 0.2105)


Earnings per share for the year ended December 31, 1997 is computed as follows:

                            Income            Shares           Per-Share
                           (Numerator)        (Denominator)    Amount

Net Income              $     162,144

Basic EPS
Income available to
common stockholders           162,144          3,672,872     $    0.0441

Effect of Dilutive Securities
none                              -                 -

Diluted EPS
Income available to
common stockholders     $     162,144          3,672,872     $    0.0441


The Company has issued convertible debt that, if fully converted, would have a dilutive effect of 180,000 shares. The Company has entered into an agreement with a related party, Spectrum Financial, Inc. whereby Spectrum will exchange shares it controls for the debt issued to convertible debt holders upon the debt holders' exercise of their options. Due to the effect of this agreement, these shares are not considered dilutive for these calculations.


Exhibit 23


Independent Auditors Consent


We consent to the incorporation by reference in Form 10KSB of Consolidated Medical Management, Inc. of our report dated February 5, 1999 on the financial statements of Consolidated Medical Management, Inc. (formerly known as Golden Maple Mining and Leaching Company, Inc.) as of December 31, 1998 and December 31, 1997 and for the periods then ended, appearing in this current report on Form 10KSB of Consolidated Medical Management, Inc.


ROBERTS, CHERRY AND COMPANY


Consolidated Medical Management, Inc.
Baton Rouge, Louisiana

Table of Contents


     Financial Statements
     Consolidated Balance Sheets                                           17
     Consolidated Statements of Operations                                 18
     Consolidated Statements of Changes in Stockholders' Equity (Deficit)  19
     Consolidated Statements of Cash Flows                                 20
     Notes to Consolidated Financial Statements                            21
     Additional Information                                                32
     Report of Independent Accountants                                     35


Consolidated Medical Management, Inc.
(A Montana Corporation)
Consolidated Balance Sheets

December 31, 1998 and 1997

                                   1998                  1997
Assets
Current Assets
     Cash                                $  25,540            $    -
     Receivables , net                     166,869                 -
     Prepaid Expenses                        4,315
     Notes Receivable                      140,673
          Total Current Assets             337,397                 -

Property  and Equipment, net               336,298                 -
Other Assets                               139,743                 -
          Total Assets                   $ 813,438            $    -

Liabilities and Stockholders' Equity
(Deficit)
Current Liabilities
     Notes Payable - Current Portion     $ 171,938            $    -
     Accounts Payable                      140,457                 -
     Accrued Expenses                      138,101                 -
     Convertible  Debentures               415,000                 -
     Advances from and accounts
      payable to related parties                -               53,614
     Deferred Income Taxes                      -                  -
          Total Current Liabilities        865,496              53,614

     Notes Payable - Long Term Portion     223,768                 -
          Total Long Term Liabilities      223,768                 -

               Total Liabilities         1,089,264              53,614

Stockholders' Equity
     Common Stock                            5,496                 216
     Additional Paid-in-Capital          1,854,173           1,211,863
     Retained Earnings (Deficit)        (2,135,495)         (1,265,693)
          Total Stockholders' Equity
          (Deficit)                       (275,826)            (53,614)

          Total Liabilities and
          Stockholders' Equity
          (Deficit)                     $  813,438            $   -

The accompanying notes and are an integral part of these financial statements.

Consolidated Medical Management, Inc.
(A Montana Corporation)

Consolidated Statements of Operations

For the Years Ended December 31, 1998 and 1997

                                             1998              1997

Revenues
                                          $ 921,502            $ -

Operating Expenses
     Personnel Costs                        619,155              -
     Bad Debt Expense                       126,876
     Consulting                             405,919              -
     Depreciation and Amortization           21,091              -
     Educational                             11,434              -
     Legal and Professional                  92,966               26,956
     Office Expense                         111,731                4,585
     Occupancy                               36,585              -
       Total Operating Expenses           1,425,757               31,541

Income (Loss) from Operations              (504,255)             (31,541)

Other Income (Expenses)
     Forgiveness of Debt                        -                193,681
     Merger and Acquisition Expenses       (302,850)             -
     Other                                  (25,925)             -
     Interest Expense                       (46,575)             -
     Interest Income                          4,006                    4
                                           (371,344)             193,685

Income (Loss) before Income Taxes          (875,599)             162,144

Income Tax Expense (Benefit)                 (5,797)             -

Net Income (Loss)                        $ (869,802)           $ 162,144

Net Income (Loss) per Share              $  (0.2182)           $  0.0441

Weighted Average Number of Shares         3,986,890            3,672,872

The accompanying notes and are an integral part of these financial statements.

Consolidated Medical Management, Inc.
(A Montana Corporation)

Consolidated Statements of Changes in Stockholders' Equity (Deficit)

For the Years Ended December 31,1998 and 1997

                          Common Stock       Additional   Retained
                      Shares       Amount    Paid         Earnings
                                             In Capital  (Deficit)    Total
Balances , January
1, 1996             5,401,279  $  54,013  $ 1,158,066 $ (1,427,837) $ (215,758)

Reverse stock split
and change of par
value from $0.01
per share to
$0.001 per share   (5,185,222)   (53,797)      53,797

Net Income                                                 162,144     162,144
Balances, December
31, 1997              216,057        216    1,211,863   (1,265,693)    (53,614)

Issue stock for
advances to
related
party debt          2,500,000      2,500       35,017                   37,517

Issue stock for
services
rendered
under 1998
Non-Qualified
Stock Plan            550,000        550       58,028                   58,578

Recapitalization
- Issue stock for
acquisition of

Consolidated Medical
Management, Inc.    1,850,000      1,850       24,645                   26,495

Issue stock for
services rendered     210,000        210      289,790                  290,000

Issue stock for
Acquisition of
United Medical
Services, Inc.         20,000         20       59,980                   60,000

Issue stock for
acquisition of
assets                150,000        150      174,850                  175,000

Net Income (Loss)                                           (869,802) (869,802)

Balances, December
31, 1998            5,496,057    $ 5,496  $ 1,854,173  $ (2,135,495) $(275,826)

    Common Stock-
       $.001 par value, 50,000,000 shares authorized, 5,496,057 shares issued and outstanding as of December 31, 1998 and 216,057 shares issued and outstanding as of December 31, 1997


    Preferred Stock-
       $.001 par value, 20,000,000 shares authorized, 0 shares issued and outstanding as of December 31, 1998

The accompanying notes and are an integral part of these financial statements.

Consolidated Medical Management, Inc.
Baton Rouge, Louisiana
Consolidated Statements  of Cash Flows
For the Years Ended December 31, 1998 and 1997

                                               1998          1997
Cash Flows from Operating Activities:
     Net Income (Loss)                     ($ 869,802)     $ 162,144
     Adjustments to Reconcile Net Income
     (Loss)  to Net Cash Provided by
       Operating Activities:
         Depreciation and Amortization         21,091
               Non Cash Consulting and
               Services Paid by Stock
               Issue                          527,590
               (Increase) Decrease in
               Receivables                   (166,869)
               (Increase) Decrease in
               Prepaid Expenses                (4,315)
               (Increase) Decrease in
               Other Assets                   (19,743)
               Increase (Decrease) in
               Accounts Payable               140,457          (75,187)
               Increase (Decrease) in
               Interest Payable to
               Related Party                  (81,524)
               Increase (Decrease) in
               Advances from and accounts
               payable to related parties     (53,614)          (6,273)
               Increase (Decrease) in
               Accrued Expenses               138,101            -
          Net Cash Provided Used by Operating
          Activities                         (287,104)            (840)

Cash Flows from Investing Activities:
     Issuance of Notes Receivable            (223,000)
     Payment on Notes Receivable               82,327
     Purchases of Property, Plant and
     Equipment                               (357,389)
          Net Cash Used by Investing
          Activities                         (498,062)           -

Cash Flows from Financing Activities:
     Proceeds from Issuance of Debentures     450,000
     Issue Debt for Capital Leases            332,183
     Proceeds from Issuance of Debt            94,746
     Payments on Long-Term Debt               (66,223)
          Net Cash Provided by Financing
          Activities                          810,706            -

Net Increase (Decrease) in Cash                25,540            (840)

Cash, Beginning of period                           -             840
Cash, end of period                          $ 25,540           $-

Supplemental Disclosure of Cash Flow
Information
     Cash Paid During the Year for:
          Interest                          $  44,389           $-
          Income Taxes                      $       -           $-

The accompanying notes and are an integral part of these financial statements.

Consolidated Medical Management, Inc.
(A Montana Corporation)

Notes to Consolidated Financial Statements


Note  1     Organization and Summary of Significant Policies

The Company (formerly Golden Maple Mining and Leaching Co., Inc.) was incorporated under the laws of the State of Montana on August 13, 1981. The Company ceased its mining operations in 1985, and discontinued all business operations in 1990. On May 23, 1998, the Company acquired all the common stock of Consolidated Medical Management, Inc. (a private Louisiana corporation, hereafter sometimes referred to as "CMMI-LA" or "subsidiary") in a stock for stock exchange transaction, whereupon, CMMI-LA became a wholly owned subsidiary of the Company. These financial statements reflect the financial condition and results of operations for the consolidated Company, retroactively stated as if the acquisition had occurred at the beginning of the current fiscal period.

The subsidiary provides management services for home healthcare providers predominately in southern Louisiana. The Company's subsidiary, Independent Diagnostic Services, Inc., provides diagnostic ultrasound imaging services to physician offices, clinics, hospital, and skilled nursing facilities, and also provides mobile laboratories that will enable services to be provided for communities with limited access to technologists, hospitals and diagnostic laboratories. The Company has formed a subsidiary, Psychiatric Medical Services, Inc. ("PMSI") to operate a partial-unit mental services hospital in an existing hospital environment.

Principles of Consolidation - The consolidated financial statements include the accounts of Consolidated Medical Management, Inc. (a Montana Corporation), and its subsidiaries, Independent Diagnostic Services, Inc. and Psychiatric Management Services, Inc.. The Company and its subsidiaries provide health care services specializing in mobile diagnostic imaging and the operation of a part-hospital psychiatric unit and therefore extends credit to the health care providers involved with the patients served. All significant intercompany transactions and balances have been eliminated.

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

Property, Equipment and Depreciation - Expenditures for property, plant and equipment are recorded at cost. Renewals and improvements which extend the economic life of such assets are capitalized. Expenditures for maintenance, repairs and other renewals are charged to expense. For major dispositions, the cost and accumulated depreciation are removed from the accounts and any gain or loss is included in the results of operations.

Depreciation is provided over the estimated useful lives (generally 7-10 years for furniture and equipment) of assets generally using straight-line methods.

Cash Flows and Concentration of Credit Risk - Cash consists principally of demand deposits at commercial banks. These balances, as reflected in the bank's records, are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 1998 and 1997, the Company's deposits did not exceed the insured limits.

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


Note  2     Receivables

Receivables consist of the following:
                                                   1998               1997
Service Billings                              $     188,484          $     -
Advances to Trinity Billing                          13,564
Interest                                              3,478
Other                                                 1,447
Less: Allowance for Uncollectible Accounts          (40,104)               -
                                              $     166,869          $     -

Note  3     Notes Receivable
                                                   1998               1997
Note Receivable from Spectrum Financial, Inc.,
a related party, in the original amount of
$15,000, with interest at 6%, principal and
interest due June 30, 1999, unsecured.        $     15,000          $     -

Note Receivable from Jaguar International,
Inc., a related party, in the original amount
of $100,000, with interest at 6%, principal
and interest due June 30, 1999, unsecured.         100,000


Note Receivable from Louisiana Mobile
Imaging, Inc. in the original amount of
$75,000, with interest at 0%, principal due
December 1, 1998, secured by a pledge of
receivables.                                        24,673

Note Receivable from an individual in the
original amount of $1,000, with interest at
6%, principal and interest due November 13, 1999,
unsecured.                                           1,000
Total Notes Receivable                             140,673               -
Less Current Portion                              (140,673)              -
Long Term Portion of Notes Receivable           $     -            $     -


Note  4     Property, Plant and Equipment
                                                 1998               1997
Furniture                                       $   6,721          $     -
Equipment                                          30,297
Automotive                                          3,600
Assets under Capital Lease                        399,175
                                                  439,793                -
Less Accumulated Depreciation
(including $92,463 of accumulated amortization
of capital lease assets)                         (103,495)               -
Property, Plant and Equipment - Net         $     336,298          $     -


Note  5     Other Assets
                                                  1998               1997
Prepaid Consulting Agreement (net of
accumulated amortization of $10,000)        $     110,000          $     -
Deposits                                            2,684
Other                                              27,059
                                            $     139,743          $     -


Note  6     Lease Commitments

During the period ended December 31, 1998, the Company leased its main administration office facilities under operating leases, which expired June 1998 and August 1998. Thereafter the office space has been rented on a month-to-month basis. Monthly rent for the office space totals $625. Lease expense for the year ended December 31, 1998 and 1997 totaled $10,400 and $-0-respectively.

The Company also is leasing remote office space for its subsidiary, IDSI, from a related party, Jaguar International, Inc. under a monthly operating lease of $1,700 monthly. Total rent expense for the year ended December 31, 1998 was $6,800.

The Company is also leasing equipment used by it's subsidiary, IDSI, under operating leases with total monthly lease expense payments of $842. The leases are for thirty-six (36) months, and expire in September and October 2001. Total lease expense for the year ended December 31, 1998 was $2,180.

The Company also leases office space for the use of one of its officers in San Antonio, Texas under an operating lease. The lease is on a month to month basis with monthly rental of $400. Total rent paid in 1998 is $600.

The Company also leases other office assets, notably a copier, and phone system, under non-cancelable operating leases expiring through September
2000. Lease expense for the year ended December 31, 1998 was $671 and $2,014, respectively. At December 31, 1998, future minimum lease payments under long-term non-cancelable leases for succeeding fiscal periods is as follows:

                          1999           $     15,552
                          2000                 12,842
                          2001                  7,926
                    Thereafter                    -
                         Total           $     36,320

Note  7     Notes Payable
                                              1998               1997
Note payable to GE Capital, financing the
phone system, in the original amount
of $10,222, dated September 16, 1997,
payable in thirty-nine installments of
$341 with interest at 12.5%, secured by
a pledge of the phone system.            $     6,145          $     -

Six (6) notes payable to Spectrum
Financial, Inc., a related party of the
Company, dated September 29, 1998, due
July 29, 1999, interest at 10%, payable
on maturity, unsecured                        85,000
Total Notes Payable                           91,145                -
Less: Current Portion                        (88,532)              (-)

Long-Term Portion                        $     2,613          $     -

Maturities of Notes Payable over the
next five years are:
                               1999     $     88,532
                               2000            2,613
                2001 and thereafter             -
                                        $     91,145

Note  8          Capital Leases
                                               1998               1997
Equipment Capital Leases Payable to
leasing companies in original amounts
totaling approximately $399,176, payable
in monthly installments ranging from
twenty-four to sixty months, totaling
$10,133, with implicit interest rate of
twelve (12%) percent, through March 2003.
These leases are secured by pledges
of imaging equipment and related
transportation vehicles with original cost
totaling approximately $400,000 as of
December 31, 1998.  These vehicles are
included in company owned assets
described as Capital Lease Assets.     $     304,562          $     -
  Less: Current Portion                      (83,406)              (-)
     Long-Term Portion                 $     221,156          $     -

Following is a schedule of minimum
lease payments under Capital Leases:
                              1999     $     115,425
                              2000           114,863
                              2001            84,588
                              2002            46,431
                              2003            11,608
                             After               -
                    Total Payments           372,915
   Less: Interest included therein           (68,352)
                      Net Payments     $     304,562


Maturities of Capital Lease Obligations
payable in subsequent periods are as
follows:
                              1999     $     83,406
                              2000           93,286
                              2001           74,104
                              2002           42,262
                              2003           11,504
                             After             -
                                       $     304,562


Note  9     Convertible Debentures and Notes Payable
The Company issued convertible debentures in 1998 that are subordinated to bank debt and secured leases. The debentures are otherwise unsecured but are given a preference over unsecured debt. The debentures include interest at fifteen (15%) percent, interest is payable in monthly installments. Each debenture has a conversion right for each holder to convert the debenture principal to shares of the Company's common stock at the greater of $2.50 per share or ninety (90%) percent of the bid price, whichever is greater on the date of conversion. Accrued interest and any principal amount not converted to shares of stock will be paid in cash at conversion. As of December 31, the company had issued and outstanding $190,000 in debentures. The debentures are due one year from date of issue. All debentures issued in 1998 are due in 1999.

The Company issued convertible promissory notes payable in 1998. The notes are unsecured and include interest at ten (10%) percent, interest is payable in monthly installments. Each note has a conversion right for each holder to convert the note's unpaid principal to shares of the Company's common stock based on $2.50 per share, or a total of 90,000 at the note holder's discretion. Accrued interest and any principal amount not converted to shares of stock will be paid in cash at conversion. As of December 31, the company had issued and outstanding $225,000 in debentures. The notes are due July 31, 1999.

The Company has entered into an agreement with Spectrum Financial, Inc. ("Spectrum") whereby Spectrum will exchange shares it owns with the debenture holder upon exercise of the debenture's conversion option, in satisfaction of the Company's obligations under the conversion provisions. In exchange, Spectrum will then receive an unsecured note payable from the Company (see
Note 7) for the face amount of the debenture surrendered. During the year ended December 31, 1998, Spectrum exchanged a total of 14,000 of its shares in connection with this agreement and received five notes payable from the Company totaling $35,000.

                                                         1998
Total Convertible Debentures and Notes Payable     $     415,000
Less: Current Portion                                   (415,000)
Long-Term Portion                                  $     -


Note 10     Income Taxes

The provision for income taxes for three and nine months ended September 30, 1998 consists of the following:
                                       1998               1997
Current Provision
Federal                             $     -          $     -
State                                     -                -
Deferred Provision (Benefit)          (5,797)

Total Income Tax Expense (Benefit)   ($5,797)        $     -

The effective tax rate of the Company for 1998 and 1997 differs from the federal statutory rate primarily due to state income taxes, if any.

Deferred income taxes arise from temporary differences resulting from the Company's subsidiary utilizing the cash basis of accounting for tax purposes and the accrual basis for financial reporting purposes. Deferred taxes are classified as current or noncurrent, depending on the classification of the assets and liabilities to which they relate. Deferred taxes arising from timing differences that are not related to an asset or liability are classified as current or noncurrent depending on the periods in which the timing differences are expected to reverse. The Company's previous principal temporary differences relate to revenue and expenses accrued for financial purposes, which are not taxable for financial reporting purposes. The Company's material temporary differences consist of bad debt expense recorded in the financial statements that is not deductible for tax purposes and differences in the depreciation expense calculated for financial statement purposes and tax purposes..

The net deferred tax asset or liability is composed of the following:

                                      1998                    1997
Total Deferred Tax Assets     $     293,690               $     -
Less: Valuation Allowance          (293,690)
Net Deferred Tax Asset                 -
Total Deferred Tax Liabilities         -                        -
Net Deferred Tax Liability             -                        -
Less Current Portion                   -                        -

Long - Term Portion           $        -                  $     -


The Company has net operating loss carryforwards totaling $869,697, which expire through 2014.


Note 11     Common and Preferred Stock

Common Stock
The Company's common stock is $0.001 par value, there are 50,000,000 shares
authorized as of December 31, 1998 and 1997.   As of December 31, 1998 and
1997, the Company had 5,496,057 and 216,057 shares issued and outstanding, respectively.

Preferred Stock
In 1998, the Company amended its articles to authorize Preferred Stock. There are 20,000,000 shares authorized with a par value of $0.001. The shares are non-voting and non-redeemable by the Company. The Company further designated two series of its Preferred Stock: "Series 'A' $12.50 Preferred Stock" with 2,159,193 shares of the total shares authorized and "Series 'A' $8.00 Preferred Stock," with the number of authorized shares set at 1,079,957 shares. As of December 31, 1998 and 1997 there are no shares issued and outstanding.

Dividends - Dividends are non-cumulative, however, the holders of such series, in preference to the holders of any common stock, shall be entitled to receive, as and when declared payable by the Board of Directors from funds legally available for the payment thereof, dividends in lawful money of the United States of America at the rate per annum fixed and determined as herein authorized for the shares of such series, but no more, payable quarterly on the last days of March, June, September, and December in each year with respect to the quarterly period ending on the day prior to each such respective dividend payment date. In no event shall the holders of either series receive dividends of more than one percent (1%) in any fiscal year. Each share of both series shall rank on a parity with each other share of preferred stock, irrespective of series, with respect to dividends at the respective fixed or maximum rates for such series.

Conversion provisions - Any holder of either series may convert any or all of such shares into shares of common stock of the Company at any time. Said shares shall be convertible at a rate equal to three (3) shares of common stock of the Company for each one (1) share of Series "A" $12.50 Preferred Stock. The Series "A" $12.50 Preferred Stock shall be convertible, in whole or in part, at any time after the common stock of the Company shall maintain an average bid price per share of at least $12.50 for ten (10) consecutive trading days.

Series "A" $8.00 Preferred Stock shall be convertible at a rate equal to three
(3) shares of common stock of the Company for each one (1) share of Series "A" $8.00 Preferred Stock. The Series "A" $8.00 Preferred Stock shall be convertible, in whole or in part, at any time after the common stock of the Company shall maintain an average bid price per share of at least $8.00 for ten (10) consecutive trading days.

The preferential amount payable with respect to shares of either Series of Preferred Stock in the event of voluntary or involuntary liquidation, dissolution, or winding-up, shall be an amount equal to $5.00 per share, plus the amount of any dividends declared and unpaid thereon.


Note 12     Earnings per Share

Earnings per share for the year ended December 31, 1998 is computed as follows:

                              Income          Shares               Per-Share
                              (Numerator)     (Denominator)        Amount
Net Income (Loss)            ($869,802)

Basic EPS
Income (Loss) available to
common stockholders           (869,802)      3,986,890            ($0.21816)

Effect of Dilutive Securities
Convertible Debt               (30,417)           -

Diluted EPS
Income (Loss) available to
common stockholders          ($839,385)      3,986,890             ($0.2105)


Earnings per share for the year ended December 31, 1997 is computed as follows:

                              Income          Shares              Per-Share
                              (Numerator)     (Denominator)       Amount

Net Income              $     162,144

Basic EPS
Income available to
common stockholders           162,144         3,672,872       $     0.0441

Effect of Dilutive
Securities                       none              -                   -

Diluted EPS
Income available to
common stockholders     $    162,144          3,672,872       $     0.0441


The Company has issued convertible debt that, if fully converted, would have a dilutive effect of 180,000 shares. The Company has entered into an agreement with a related party, Spectrum Financial, Inc. whereby Spectrum will exchange shares it controls for the debt issued to convertible debt holders upon the debt holders' exercise of their options. Due to the effect of this agreement, these shares are not considered dilutive for these calculations.


Note 13     Commitments and Contingencies
In the opinion of management, there are no contingent claims or litigation against the Company which would materially affect its financial position at December 31, 1998.

The Management service contracts that the Company has with the Home Health Care Agencies it serves include a provision that allows the Company's client to recover the amount paid by the client from the management fees paid to the Company if the client is required to repay any fees it receives, due to actions or services provided it by the Company.


Note 14     Economic Dependence
During the year ended December 31, 1998, approximately fifty-two (52%) percent of the Company's total operating income was earned under management contracts with one major customer. The contracts have a term of one year, ending December 31, 1998, renewable annually. The customer has advised the Company that they intend to renew and expand the current contract.


Note 15     Related Party Transactions
During the year ended December 31, 1998, the Company paid fees totaling $550,632 in the form of cash and stock, to related companies and individuals that own stock in the Company and provided services to the Company. Included in this total of fees are amounts paid as follows:

Paid to                     Description of Fees                    Amount
GCSW Funding, Inc.          Consulting services provided      $     44,000
Jaguar International, Inc.  Consulting services provided           206,500
Southern Properties, Inc.   Consulting services provided            15,000
Spectrum Financial, Inc.    Consulting services provided            31,800
Spectrum Financial, Inc.    Commissions paid                        63,332
Michael Sciacchetano        Consulting services provided           160,000
                                                              $    550,632

The Company has informal agreements with three related companies, GCSW Funding, Inc., Jaguar International, Inc. (a shareholder of the Company) and Southern Properties, Inc. to provide various consulting services to the Company as required. Total services paid to these companies in 1998 was $265,500.

The Company engaged Spectrum Financial, Inc., which is owned by two of the Company's shareholders who collectively own fifteen percent of the Company's outstanding common stock as of December 31, 1998, to provide consulting services. Such consulting services have included identifying potential targeted companies for acquisition, and negotiating such transactions. Spectrum is then paid fees, either in cash or by the issuance of the companies stock. In 1998, the Company paid Spectrum fees totaling $31,800 for such services.

The Company has also agreed to pay Spectrum commissions in connection with its services rendered in identification of specific targets for acquisition, whether the targeted company is acquired or not. In 1998, the Company paid Spectrum $63,332 in commissions for these services.

The Company also paid Michael Sciacchetano $160,000 in fees connected to the Company's acquisition of certain assets of Louisiana Mobile Imaging, Inc.

The Company had a Note Payable from an individual who is a major stockholder and officer, in the original amount of $15,000, which was repaid in the third quarter. The balance owed was $-0- as of December 31, 1998. The Company paid approximately $1,125 in interest in 1998 on this note.

The Company also has notes payable totaling $85,000 payable to Spectrum Financial, Inc. as of December 31, 1998. The notes are unsecured, see Note
7. As of December 31, 1998, the Company has accrued $1,196 in interest payable on these notes and has recorded $1,196 in interest expense.

The Company holds a note receivable from Jaguar International, Inc., which owns forty-four (44%) percent of the outstanding stock as of December 31, 1998, in the amount of $100,000, see Note 3, as of December 31, 1998. The Company also holds a note receivable from Spectrum Financial, Inc. in the amount of $15,000 as of December 31, 1998.


Note 16     Non Cash Financing Transactions

During 1998, the Company issued stock in exchange for services of $375,073 (2,610,000 common shares issued) for year ended December 31, 1998. The Company also issued shares in satisfaction of debt of $37,517 (2,500,000 common shares). The Company also issued 170,000 common shares to acquire assets and a business (United Medical Services, Inc.) for $235,000.


Note 17     Stock Options
The Company has two stock option plans. The first plan was adopted in April 1998. Under this plan, the Company granted options to three entities for a total of 550,000 shares of the Company's common stock. The original exercise price of the options granted under the plan was $0.10 per share, and was for a five-year period. All shares granted under this plan were issued. In October 1998, the Company adopted "1998 Non-Qualified Stock Option Plan No.2". Under this plan, a total of 1,500,000 shares are available. The qualified recipients of the plan's options are all employees of the Company and any other individuals who perform bona fide services to the Company. The Options granted under this plan have a term of five years, and a maximum exercise price of $4.125 per share. Subsequent to year-end, the Company granted four options under this plan for a total of 522,986 shares at an option price of $0.10 per share.

No compensation costs were charged to income in 1998 under these plans.


Note 18     Merger and Acquisitions

Acquisition of Consolidated Medical Management, Inc.
In May 1998, the Company completed its Plan of Reorganization wherein the Company issued 1,850,000 shares of its stock in exchange for all the outstanding stock of Consolidated Medical Management, Inc. (a Louisiana corporation) (hereafter called "private company"). Concurrent with this Plan, the Company changed its name from Golden Maple Mining and Leaching Co, Inc. to Consolidated Medical Management, Inc. and moved its principal offices to Baton Rouge, Louisiana. Incidental to the acquisition of the private company, CMMI-LA became a wholly-owned subsidiary of the Company.

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

Acquisition of certain assets of Louisiana Mobile Imaging, Inc
On September 1, 1998, the Company entered into an Asset Purchase Agreement to purchase certain assets of Louisiana Mobile Imaging, Inc., a Louisiana corporation ("LMI") owned and controlled by David Cooper and Michael Firth. The Agreement, as amended effective September 17, 1998, provided for the issuance of 100,000 shares of common stock of the Company to LMI. In return, LMI agreed to transfer to the Company a Medicare provider number and a note receivable in the amount of $75,000. Also, LMI agreed to sublease certain imaging equipment and vehicles leased by LMI pursuant to lease/purchase agreements with outside leasing companies, and to grant to the Company the option to purchase such equipment for nominal consideration upon the completion of the lease/purchase agreements. The closing of the Asset Purchase Agreement was held on September 1, 1998, and the assets were transferred, the stock was issued, and the sublease was granted. The number of shares issued by the Company in this acquisition was based upon the amount of revenues of LMI for the period ended October 31, 1998, and an assumed or agreed value of the common stock of the Company for purposes of this transaction only of $0.75 per share. Michael W. Sciacchetano, a consultant for LMI, and the former sole shareholder of Independent Diagnostic Services, Inc. (see Item 2, above), will also provide consulting services for the Company in connection with the assets purchased in the transaction.

The sublease of equipment, dated September 1, 1998, provides that the Company shall pay to LMI a monthly lease payment of $10,133 for all of the leased assets purchased in the above-referenced agreement, (see Note 8). The sublease for each particular asset will terminate on the same state as the master lease between LTM and the outside leasing company, the Company will have the option to purchase such equipment. The Company is responsible for maintenance and repair of the equipment and to maintain adequate liability and replacement value insurance on the equipment. Set forth below a list of the items comprising the equipment, the term of the lease between LMI and the outside leasing companies, the commencement date of the particular lease, and the buy-out price at the completion of the lease:

Equipment Description     Lease Term     Commencement Date       Buy-Out Price
1998 Chevrolet Astrovan     36 months     February 19, 1998        $1.00
1994 Ford Club Wagon        24 months     March 1, 1997            $1.00
Toshiba Ultrasound          60 months     October 1, 1996          $1.00
HP Image Point System       60 months     August 1, 1998           $1.00
HP M2410A Image Point       60 months     August 1, 1998           $1.00
HP M2401 A Image Point     60 months     August 1, 1998            $1.00


Note 19     Going Concern

The Company has sustained a net loss of $869,802 and a loss from operations of $504,255, and has Stockholders' Equity (Deficit) of ($275,826). These losses and deterioration of its financial condition, as demonstrated by the deficit in working capital of ($528,099), raise substantial doubt about the Company's ability to continue as a going concern.

The Company has developed a business plan that includes the expansion of its current operations in its subsidiaries IDSI and PMSI, as well as additional financing of its operations through investment in the company in the form of a private placement and several registration statements.

Note 20     Fair Values

The Company has a number of financial instruments, none of which are held for trading purposes. The Fund estimates that the fair value of all financial instruments at December 31, 1998 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet.

Additional Information

Consolidated Medical Management, Inc.
(A Montana Corporation)
Proforma Schedule of Combined Operations
For the year ended December 31, 1997

                                Histocial                  Proforma
                         Golden Maple                               Proforma
                         Mining Co.      CMMI                       Combined
                                      (Louisiana)   Adjustments     Totals



Revenues                $ -          $ 1,064,212      $ -          $ 1,064,212
Operating Expenses        31,541       1,052,469                     1,084,010
Income (Loss) from
Continuing Operations    (31,541)         11,743        -              (19,798)

Other Income (Expenses)  193,685          (3,126)       -              190,559
Income (Loss) before
Income Taxes             162,144           8,617        -              170,761
Income Tax Expense        -                1,547        -                1,547
Net Income (Loss)       $162,144     $     7,070      $ -          $   169,214

Net Income (Loss) per
Share                   $ 0.0441                                   $    0.0461

The accompanying notes and are an integral part of these financial statements.

REPORT OF INDEPENDENT ACCOUNTANTS


The Board of Directors
Consolidated Medical Management, Inc.
(A Montana Corporation)
Baton Rouge, Louisiana

We have audited the balance sheets of Consolidated Medical Management, Inc. as of December 31, 1998 and 1997, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the years ended December 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Consolidated Medical Management, Inc. as of December 31, 1998 and 1997, and the results of its operations, changes in stockholders' equity (deficit) and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule 1 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 19 to the financial statements, the company has suffered significant operating losses and deficits in stockholders' equity (deficit) for the years ended December 31, 1998 and 1997. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters also are discussed in Note 19. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


ROBERTS, CHERRY and COMPANY

A Corporation of
Certified Public Accountants
Shreveport, Louisiana
February 5, 1999