Form 10QSB
period 1999-03-31
CONSOLIDATED MEDICAL MANAGEMENT INC
filed 1999-05-18
CIK 700815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


Form 10-QSB


(Mark One)
     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 For the quarter ended March 31, 1999.

     [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to
__________

Commission File Number: 2-89616

Consolidated Medical Management, Inc.
(Exact name of Registrant as specified in charter)

Montana                                      82-0369233
State or other jurisdiction of               IRS Employer I.D. No.
incorporation or organization

11829 Florida Blvd., Baton Rouge, LA                    70815
(Address of principal executive offices)               (Zip Code)

Issuer's telephone number, including area code:  (504) 292-3100

Check whether the Issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such fling requirements for the past 90 days. (1) Yes
[X]  No [    ]       (2)  Yes  [X]    No  [   ]

State the number of shares outstanding of each of the Issuer's classes of
common equity as of the latest practicable date:   At May 5, 1999, there were
6,349,838 common shares of the Registrant outstanding.

Consolidated Medical Management, Inc.
Baton Rouge, Louisiana

Table of Contents

Part I - Financial Information
                                                 Page
Item 1.     Financial Statements                  1
     Consolidated Balance Sheets                  2
     Consolidated Statements of Operations        3
     Consolidated Statements of Cash Flows        4
     Notes to Consolidated Financial Statements   5
     Report of Independent Accountants           15

Item 2.     Management's Discussion and
     Analysis of Financial Condition and Results
     of Operations                               16


Part II - Other Information

Item 2.     Change in Securities                 18

Item 5.     Other Information                    19

Item 6.     Exhibits and Reports on Form 8-K     20

Signature                                        20


Part I

Financial Information


Item 1.     Financial Information

The consolidated financial statements for Consolidated Medical Management Company, Inc. (the Company) included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the Company's financial position and the results of its operations for the interim periods presented. Because of the nature of the Company's business, the results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the full fiscal year. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998 (1998 Form 10-KSB).

The consolidated financial statements included herein have been subjected to a limited review by Roberts, Cherry and Company, independent accountants for the Company, whose report is included herein.

Consolidated Medical Management, Inc.
(A Montana Corporation)
Consolidated Balance Sheets
(Unaudited)

                                   March 31, 1999          December 31,
1998
Assets
Current Assets
     Cash                             $   35,070         $   25,540
     Receivables , net                   208,985            166,869
     Prepaid Expenses                     15,903              4,315
     Notes Receivable                    116,000            140,673
          Total Current Assets           375,958            337,397

Property  and Equipment, net             333,975            336,298
Other Assets                             133,946            139,743
               Total Assets           $  843,879         $  813,438


Liabilities and Stockholders' Equity
(Deficit)
Current Liabilities
     Notes Payable - Current Portion  $   87,507         $   88,532
     Capital Lease Obligation
      Payable - Current Portion           86,266             83,406
     Convertible Debentures and Notes
      Payable - Current Portion          415,000            415,000
     Accounts Payable                    237,228            140,456
     Accrued Expenses                     31,289            138,101
          Total Current Liabilities      857,290            865,495

     Notes Payable - Long Term Portion     2,612              2,613
     Capital Lease Obligation Payable
      - Long-Term Portion                187,893            221,156
          Total Long Term Liabilities    190,505            223,769

               Total Liabilities       1,047,795          1,089,264

Stockholders' Equity
(Deficit)
     Common Stock
      $.001 par value, 50,000,000
      shares authorized, 6,347,838
      shares issued and outstanding
      as of March 31, 1999 and
      5,496,057 shares issued and
      outstanding as of December 31,
     1998                                  6,348              5,496
     Additional Paid-in-Capital        1,937,499          1,854,173
     Retained Earnings (Deficit)      (2,147,763)        (2,135,495)
          Total Stockholders' Equity
           (Deficit)                    (203,916)          (275,826)

Total Liabilities and Stockholders'
Equity (Deficit)                        $843,879           $813,438


The accompanying notes and are an integral part of the consolidated financial statements.

Consolidated Medical Management, Inc.
(A Montana Corporation)
Consolidated Statements of Operations (Unaudited)
                                   Three Months ended March 31,
                                           1999              1998

Revenues                                $308,376          $    -

Operating Expenses
     Personnel Costs                      53,245               -
     Consulting                          112,335               -
     Depreciation and Amortization         3,964               -
     Legal and Professional               87,634               -
     Office Expense                       47,963            2,821
     Occupancy                             8,752               -
          Total Operating Expenses       313,893            2,821

Income (Loss) from Operations             (5,517)          (2,821)

Other Income (Expenses)
     Other                                 9,069               -
     Interest Expense                    (15,823)              -
     Interest Income                          12               -
                                          (6,742)              -
Income (Loss) before Income Taxes        (12,259)         (2,821)

Income Tax Expense                            -                -

Net Income (Loss)                       $(12,259)        $(2,821)

Net Income (Loss) per Share             $(0.0023)        $(0.001)


The accompanying notes and are an integral part of the consolidated financial statements.

Consolidated Medical Management, Inc.
Baton Rouge, Louisiana
Consolidated Statements  of Cash Flows
(Unaudited)


                                        For the Three Months ended
                                   March 31, 1999          March 31, 1998
Cash Flows from Operating
Activities:
     Net Income (Loss)                ($ 12,259)          ($ 2,481)
     Adjustments to Reconcile Net
      Income (Loss)  to Net Cash
      Provided by Operating
      Activities:
        Depreciation and Amortization     3,964
        Non Cash Consulting and
         Services Paid by Stock Issue    84,168
       (Increase) Decrease in
        Receivables                     (42,116)
       (Increase) Decrease in Prepaid
        Expenses                        (11,588)
       (Increase) Decrease in Other
        Assets                            4,156
        Increase (Decrease) in Accounts
         Payable                         96,773
        Increase (Decrease) in Interest
         Payable to Related Party                            2,481

        Increase (Decrease) in Accrued
         Expenses                      (106,812)
Net Cash Provided (Used) by Operating
Activities                               16,286            -

Cash Flows from Investing
Activities:
     Payment on Notes Receivable         24,673
          Net Cash Provided (Used) by
           Investing Activities          24,673            -

Cash Flows from Financing
Activities:
     Payments on Long-Term Debt         (31,429)
          Net Cash Provided (Used) by
           Financing Activities         (31,429)           -

Net Increase (Decrease) in Cash           9,530            -

Cash, Beginning of period                25,540
Cash, end of period                     $35,070           $-

Supplemental Disclosure of Cash Flow
Information
     Cash Paid During the Year for:
          Interest                      $15,823           $-
          Income Taxes                  $-                $-

Supplemental Disclosure of Non-Cash
Financing Information
     In the quarter ended March 31,
      1999, the Company issued
      common stock for consulting
      services rendered totaling        $84,168.

The accompanying notes and are an integral part of the consolidated financial statements.

Consolidated Medical Management, Inc.
(A Montana Corporation)

Notes to Consolidated Financial Statements
(UNAUDITED)


Note  1     Organization and Summary of Significant Policies

The Company (formerly Golden Maple Mining and Leaching Co., Inc.) was incorporated under the laws of the State of Montana on August 13, 1981. The Company ceased its mining operations in 1985, and discontinued all business operations in 1990. On May 23, 1998, the Company acquired all the common stock of Consolidated Medical Management, Inc. (a private Louisiana corporation, hereafter sometimes referred to as "CMMI-LA" or "subsidiary") in a stock for stock exchange transaction, whereupon, CMMI-LA became a wholly owned subsidiary of the Company

The CMMI-LA subsidiary provides management services for home healthcare providers predominately in southern Louisiana. The Company's subsidiary, Independent Diagnostic Services, Inc., provides diagnostic ultrasound imaging services to physician offices, clinics, hospital, and skilled nursing facilities, and also provides mobile laboratories that will enable services to be provided for communities with limited access to technologists, hospitals and diagnostic laboratories. The Company has formed a subsidiary, Psychiatric Medical Services, Inc. ("PMSI") to operate a partial-unit mental services hospital in an existing hospital environment.


Principles of Consolidation - The consolidated financial statements include the accounts of Consolidated Medical Management, Inc. (a Montana Corporation), and its subsidiaries, Independent Diagnostic Services, Inc. and Psychiatric Management Services, Inc. The Company and its subsidiaries provide health care services specializing in mobile diagnostic imaging and the operation of a part-hospital psychiatric unit and therefore extends credit to the health care providers involved with the patients served. All significant intercompany transactions and balances have been eliminated.

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

Cash Flows and Concentration of Credit Risk - Cash consists principally of demand deposits at commercial banks. These balances, as reflected in the bank's records, are insured by the Federal Deposit Insurance Corporation up to $100,000. At March 31, 1999 and December 31, 1998, the Company's deposits did not exceed the insured limits.

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


Note  2     Receivables
Receivables consist of the following:
                                               1999               1998
Management Fees, Service billings     $     228,814          $     188,484
Advances to Trinity Billing                  13,564                 13,564
Interest                                      3,478                  3,478
Other                                         3,233                  1,447
                                            249,089                206,973
Less:  Allowance for Uncollectible
Accounts                                    (40,104)               (40,104)
                                      $     208,985          $     166,869


Note  3     Notes Receivable
                                            1999               1998
Note Receivable from Spectrum
Financial, Inc., a related party,
in the original amount of $15,000,
with interest at 6%, principal and
interest due June 30, 1999,
unsecured.                            $      15,000          $     15,000

Note Receivable from Jaguar
International, Inc., a related party,
in the original amount of $100,000,
with interest at 6%, principal and
interest due June 30, 1999,
unsecured.                                  100,000               100,000

Note Receivable from Louisiana
Mobile Imaging, Inc. in the original
amount of $75,000, with interest at
0%, principal due December 1, 1998,
secured by a pledge of receivables.          -                     24,673

Note Receivable from an individual
in the original amount of $1,000, with
interest at 6%, principal and interest
due November 13, 1999, unsecured.             1,000                 1,000

Total Notes Receivable                      116,000               140,673
Less Current Portion                       (116,000)             (140,673)
Long Term Portion of Notes Receivable     $     -          $     -


 Note  4     Property, Plant and Equipment
                                                1999               1998
Furniture                                 $   6,721        $        6,721
Equipment                                    30,297                30,297
Automotive                                    3,600                 3,600
Assets under Capital Lease                  399,175               399,175
                                            439,793               439,793
Less Accumulated Depreciation
(including $92,463 of accumulated
amortization of capital lease assets)      (105,818)             (103,495)

Property, Plant and Equipment - Net       $ 333,975        $      336,298


Note 5     Other Assets
                                               1999               1998
Prepaid Consulting Agreement (net of
accumulated amortization of $16,000 and
4,000, respectively)                      $ 104,000        $     110,000
Deposits                                      2,684                2,684
Other                                        27,262               27,059
                                          $ 133,946        $     139,743

Note 6     Lease Commitments
During the period ended March 31, 1999, the Company leased its main administration office facilities under operating leases, which expired June 1998 and August 1998. Thereafter the office space has been rented on a month-to-month basis. Monthly rent for the office space totals $600. Lease expense for the three-month periods ended March 31, 1999 and 1998 totaled $1,800 and $-0-, respectively.

The Company also is leasing remote office space for its subsidiary, IDSI, from a related party, Jaguar International, Inc. under a monthly operating lease of $1,700 monthly. Total rent expense for the three-month period ended March 31, 1999 was $5,100.

The Company is also leasing equipment used by it's subsidiary, IDSI, under operating leases with total monthly lease expense payments of $842. The leases are for thirty-six (36) months, and expire in September and October 2001. Total lease expense for the three-month period ended March 31, 1999 was $2,526.

The Company also leases office space for the use of one of its officers in San Antonio, Texas under an operating lease. The lease is on a month to month basis with monthly rental of $400. Total rent paid in the first quarter of 1999 was $1,200.

The Company also leases other office assets, notably a copier, and phone system, under non-cancelable operating leases expiring through September 2000. Lease expense for the three-month period ended March 31, 1999 was $1,271. At March 31, 1999, future minimum lease payments under long-term non-cancelable leases for succeeding fiscal periods is as follows:

1999, through December 31,      $     11,328
2000                                  12,842
2001                                   7,926
Thereafter                               -
Total                           $     32,096


Note  7     Notes Payable
                                               1999               1998
Note payable to GE Capital financing
the phone system, in the original amount
of $10,222, dated September 16, 1997,
payable in thirty-nine installments of
$341 with interest at 12.5%, secured by
a pledge of the phone system.               $     5,119        $   6,145

Six (6) notes payable to Spectrum
Financial, Inc., a related party of the
Company, dated September 29, 1998, due
July 29, 1999, interest at 10%, payable
on maturity, unsecured                           85,000           85,000
Total Notes Payable                              90,119           91,145
Less: Current Portion                           (87,507)         (88,532)
Long-Term Portion                           $     2,612        $   2,613

Maturities of Notes Payable over the next
five years are:
                         1999               $    87,507
                         2000                     2,612
                        After                         -
                                            $    90,119

Note  8          Capital Leases
                                                  1999               1998
Equipment Capital Leases Payable to
leasing companies in original amounts
totaling approximately $399,176, payable
in monthly installments ranging from
twenty-four to sixty months, totaling
$10,133 ($9,572 beginning February 1,
1999), with implicit interest rate of
twelve (12%) percent, through March
2003.  These leases are secured by pledges
of imaging equipment and related
transportation vehicles with original cost
totaling approximately $400,000 as
of December 31, 1998.  These vehicles are
included in company owned assets
described as Capital Lease Assets.            $     274,159    $   304,562
  Less: Current Portion                             (86,266)       (83,406)
        Long-Term Portion                           187,893        221,156

Following is a schedule of minimum lease
payments under Capital Leases:
                                      1999     $     86,147
                                      2000          114,863
                                      2001           84,588
                                      2002           46,431
                                      2003           11,608
                                     After                -
                            Total Payments          343,637
Less: Interest included therein                     (69,478)
Net Payments                                   $    274,159

Maturities of Capital Lease Obligations
payable in subsequent periods ending
March 31, are as follows:
                                      2000          85,261
                                      2001          95,621
                                      2002          59,549
                                      2003          33,728
                                     After               -
                                               $   274,159

Note  9     Convertible Debentures and Notes Payable

The Company issued convertible debentures in 1998 that are subordinated to bank debt and secured leases. The debentures are otherwise unsecured but are given a preference over unsecured debt. The debentures include interest at fifteen (15%) percent, interest is payable in monthly installments. Each debenture has a conversion right for each holder to convert the debenture principal to shares of the Company's common stock at the greater of $2.50 per share or ninety (90%) percent of the bid price, whichever is greater on the date of conversion. Accrued interest and any principal amount not converted to shares of stock will be paid in cash at conversion. As of March 31, 1999, the company had issued and outstanding $190,000 in debentures. The debentures are due one year from date of issue. All debentures issued are due in 1999.

The Company issued convertible promissory notes payable in 1998. The notes are unsecured and include interest at ten (10%) percent, interest is payable in monthly installments. Each note has a conversion right for each holder to convert the note's unpaid principal to shares of the Company's common stock based on $2.50 per share, or a total of 90,000 at the note holder's discretion. Accrued interest and any principal amount not converted to shares of stock will be paid in cash at conversion. As of March 31, 1999, the company had issued and outstanding $225,000 in debentures. The notes are due July 31, 1999.

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

                                                        1999
Total Convertible Debentures and Notes Payable     $    415,000
Less: Current Portion                                  (415,000)
Long-Term Portion                                  $     -


 Note 10     Income Taxes

The provision for income taxes for three months ended March 31, 1999 and 1998 consists of the following:

                                                        1999          1998
Current Provision
Federal                                            $     -          $     -
State                                                    -                -
Deferred Provision (Benefit)                             -                -

Total Income Tax Expense (Benefit)                 $     -          $     -

The effective tax rate of the Company for 1999 and 1998 differs from the federal statutory rate primarily due to state income taxes, if any.
Deferred income taxes arise from temporary differences resulting from the Company's subsidiary utilizing the cash basis of accounting for tax purposes and the accrual basis for financial reporting purposes. Deferred taxes are classified as current or noncurrent, depending on the classification of the assets and liabilities to which they relate. Deferred taxes arising from timing differences that are not related to an asset or liability are classified as current or noncurrent depending on the periods in which the timing differences are expected to reverse. The Company's previous principal temporary differences relate to revenue and expenses accrued for financial purposes, which are not taxable for financial reporting purposes. The Company's temporary differences consist of bad debt expense recorded in the financial statements that is not deductible for tax purposes and differences in the depreciation expense calculated for financial statement purposes and tax purposes.

The net deferred tax asset or liability is composed of the following:

                                            1999                    1998
Total Deferred Tax Assets                 $     -               $     -
Less: Valuation Allowance
Net Deferred Tax Asset

Total Deferred Tax Liabilities                  -                     -
Net Deferred Tax Liability                      -                     -
Less Current Portion                            -                     -

Long - Term Portion                       $     -               $     -

The Company has net operating loss carryforwards totaling $869,697, which expire through 2014.


Note 11     Common and Preferred Stock

Common Stock
The Company's common stock is $0.001 par value, there are 50,000,000 shares
authorized as of March 31, 1999 and December 31, 1998.   As of March 31, 1998
and December 31, 1998, the Company had 6,347,838 and 5,496,057 shares issued and outstanding, respectively.

Preferred Stock
In 1998, the Company amended its articles to authorize Preferred Stock. There are 20,000,000 shares authorized with a par value of $0.001. The shares are non-voting and non-redeemable by the Company. The Company further designated two series of its Preferred Stock: "Series 'A' $12.50 Preferred Stock" with 2,159,193 shares of the total shares authorized and "Series 'A' $8.00 Preferred Stock," with the number of authorized shares set at 1,079,957 shares. As of March 31, 1999 and December 31, 1998 there are no shares issued and outstanding.

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


Note 12     Earnings per Share

Earnings per share for the year ended March 31, 1999 is computed as follows:

                    Income (Numerator)     Shares (Denominator)     Per-Share
Amount

Net Income (Loss)     ($  12,259)

Basic EPS
Income (Loss)
available to common
stockholders          (   12,259)          5,311,507             ($  0.0023)

Effect of Dilutive
Securities
Convertible Debt          -          -

Diluted EPS
Income (Loss)
available to common
stockholders          ($  12,259)          5,311,507             ($  0.0023)

Earnings per share for the three month period ended March 31, 1998 is computed as follows:
                  Income (Numerator)     Shares (Denominator)     Per-Share
Amount

Net Income (Loss)     ($   2,821)

Basic EPS
Income available
to common
stockholders          (    2,821)         2,584,900              ($   0.001)

Effect of Dilutive
Securities
none                        -                  -

Diluted EPS
Income available to
common stockholders   ($   2,821)         2,584,900              ($   0.001)

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


Note 13     Commitments and Contingencies
In the opinion of management, there are no contingent claims or litigation against the Company, which would materially affect its financial position at March 31, 1999.

The Management service contracts that the Company has with the home health care agencies it served include a provision that allows the Company's client to recover the amount paid by the client from the management fees paid to the Company if the client is required to repay any fees it receives, due to actions or services provided it by the Company.


Note 14     Economic Dependence
During the three month period ended March 31, 1999, approximately sixty-four (64%) percent of the Company's total operating income was earned under management contracts with one major customer. The contracts have a term of one year, ending December 31, 1999, renewable annually


Note 15     Related Party Transactions
During the three month period ended March 31, 1999, the Company paid fees totaling $35,799 in the form of cash and stock, to related companies and individuals that own stock in the Company and provided services to the Company. Included in this total of fees are amounts paid as follows:

Paid to                     Description of Fees                    Amount
GCSW Funding, Inc.          Consulting services provided      $     23,999
Spectrum Financial, Inc.    Consulting services provided            11,800
                                                              $     35,799

The Company has informal agreements with three related companies, GCSW Funding, Inc., Jaguar International, Inc. (a shareholder of the Company) and Southern Properties, Inc. to provide various consulting services to the Company as required.

The Company engaged Spectrum Financial, Inc., which is owned by two of the Company's shareholders who collectively own fifteen percent of the Company's outstanding common stock as of March 31, 1999, to provide consulting services. Such consulting services have included identifying potential targeted companies for acquisition, and negotiating such transactions. Spectrum is then paid fees, either in cash or by the issuance of the companies stock. In 1999, the Company paid Spectrum fees totaling $11,800 for such services.

The Company has also agreed to pay Spectrum commissions in connection with its services rendered in identification of specific targets for acquisition, whether the targeted company is acquired or not.

The Company also has notes payable totaling $85,000 payable to Spectrum Financial, Inc. as of March 31, 1999. The notes are unsecured, see Note 7. As of March 31, 1999, the Company has accrued $4,003 in interest payable on these notes and has recorded $4,003 in interest expense.

The Company holds a note receivable from Jaguar International, Inc., which owns forty-four (44%) percent of the outstanding stock as of December 31, 1998, in the amount of $100,000, see Note 3, as of December 31, 1998. The Company also holds a note receivable from Spectrum Financial, Inc. in the amount of $15,000 as of December 31, 1998.

The Company also has included in accounts payable, $4,600 payable to Spectrum Financial, Inc. for cost reimbursements due it. Accounts Payable also includes $45,560 due companies controlled by the Company's major stockholder, for consulting services rendered and fees incurred by these companies on behalf of the Company.

Note 16     Non Cash Financing Transactions

During 1999, the Company issued stock in exchange for services of $84,168 (851,781 common shares issued) for quarter ended March 31, 1999.


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

In October 1998, the Company adopted "1998 Non-Qualified Stock Option Plan No.2". Under this plan, a total of 1,500,000 shares are available. The qualified recipients of the plan's options are all employees of the Company and any other individuals who perform bona fide services to the Company. The Options granted under this plan have a term of five years, and a maximum exercise price of $4.125 per share. Subsequent to year-end, the Company granted four options under this plan for a total of 522,986 shares at an option price of $0.10 per share. All of the shares optioned to date have been exercised.

No compensation costs were charged to income in 1999 under these plans.


Note 18     Fair Values

The Company has a number of financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at March 31, 1999 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet.

REPORT OF INDEPENDENT ACCOUNTANTS


The Board of Directors
Consolidated Medical Management, Inc.
(A Montana Corporation)
Baton Rouge, Louisiana


We have made a review of the consolidated balance sheet of Consolidated Medical Management, Inc. as of March 31, 1999, and the related consolidated statements of operations and cash flows for the three-month periods ended March 31, 1999 and 1998, in accordance with standards established by the American Institute of Certified Public Accountants. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1998, and the related consolidated statements of income, cash flows and changes in common shareholders' equity (deficit) for the year then ended (not presented herein); and in our report dated February 5, 1999, we expressed a qualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 1998, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


ROBERTS, CHERRY and COMPANY

A Corporation of
Certified Public Accountants
Shreveport, Louisiana
May 13, 1999

Consolidated Medical Management, Inc.
(A Montana Corporation)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in combination with Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 6 of the 1998 Form 10-KSB, the financial statements and notes contained in Item 7 of the 1998 Form 10-KSB and the interim financial statements and notes thereto contained elsewhere in this Report.


RESULTS OF OPERATIONS

For the Three Month Period Ended March 31, 1999

For the three months ended March 31, 1999, the Company recognized net loss of ($12,259), (with loss per share of ($0.0023) per common share). During this period, the Company, since the acquisition of Consolidated Medical Management, Inc. (the private Louisiana company) by the public Company (formerly Golden Maple Mining and Leaching, Inc.), has aggressively pursued acquisitions of related medical service providers and other entities that, once acquired, will add to its ability to provide medical services. The following principal factors contribute to these results. For the period ended March 31, 1999, the Company recognized the operations of its wholly-owned subsidiaries, Independent Diagnostic Services, Inc. and Psychiatric Management Services, Inc. (PMSI) with consolidated operating revenue of $308,376 for the three-month period ended March 31, 1999.

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

For the three-month period ended March 31, 1999, the Company incurred operating costs associated with the production of revenue totaling $313,893. The most significant elements of operating expenses are personnel costs totaling $53,245 for the quarter. Personnel costs include the professional wages of the personnel who deliver the health-care services required by the contracts and related administrative salaries and benefits. Another significant operating cost is consulting fees paid in connection with the medical management performed by the Company. These costs totaled $112,335 for the three-month period ending March 31, 1999. In the quarter, the Company incurred legal and professional fees totaling $87,634 primarily associated with filings and legal matters on stock related issues. The Company incurred office expense totaling $47,963 for the three-month period

For the three-month ended March 31, 1998, the net loss applicable to common stock totaled ($2,821) or ($0.001) per share. In this 1998 period, the Company had no operations and recognized nominal expenses associated with the maintenance of the Company's filings.


FINANCIAL CONDITION

Liquidity and Capital Resources

As of March 1999, the Company sold a total of $450,000 in convertible and subordinated debentures ($415,000 remains as of March 31, 1999). The debentures are subordinated to bank debt and secured leases and are due within one year of issue. The debentures are otherwise unsecured but are given a preference over unsecured debt. The debentures include interest at fifteen (15%) percent, payable in monthly installments. Each debenture has a conversion right for each holder to convert the debenture principal to shares of the Company's common stock at the greater of $2.50 per share or ninety (90%) percent of the bid price, whichever is greater on the date of conversion. Accrued interest and any principal amount not converted to shares of stock will be paid in cash. A consultant to the Company, and a stockholder, Spectrum Financial, Inc. entered into an agreement with the Company whereby it assumed the Company's obligation to exchange shares it owned upon request of conversion by a debenture holder.

The Company had cash of $35,070 as of March 31, 1999 and receivables totaling $208,985 from customers, of which $114,318 (54% of total receivables) was current, Management has reviewed the collectibility of these accounts, and determined that the collection is probable.

The Company has advanced funds to Jaguar, Inc. (a shareholder), Spectrum Financial, Inc. (a shareholder) and Southern Properties Management, Inc. in the form of notes receivable totaling $116,000 as of March 31, 1999. The terms of the notes call for the Company to be paid interest of 6%, are due June 30, 1999 and are unsecured. Management believes these amounts to be collectable.

The Company's accounts payable and accrued expenses total $268,517 as of March 31, 1999. This compares to $278,557 as of December 31, 1998. The Company's obligations under these accounts have aged since December 31, 1998, with $147,274 of these amounts owed for more than ninety days.

Subsequent to quarter end, the Company issued a $100,000 debenture, using these funds to reduce these obligations. The Company is considering various means to obtain long-term financing to support its acquisition plans and current operation requirements. However, the Company's ability to fund its obligations under its remaining debentures and notes payable, with over $500,000 due in the next one hundred twenty days, is not certain without additional long-term financing or capital injection.

PART II
OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

Since the end of the fiscal year ended December 31, 1998, and through the end of the quarter ended March 31, 1999, the Company has sold the following shares of common stock of the Company without registration under the Securities Act of 1933:

a. On January 14, 1999 the Company issued 159,995 shares of common stock to Underwriters Trust, controlled by Charles Coburn, Trustee, a consultant of the Company. The shares were issued for consulting services under the Company's Non-Qualified Stock Option Plan dated October 7, 1998.

b. On January 14, 1999 the Company issued 117,999 shares of common stock to Spectrum Financial, Inc., controlled by C. J. Douglas and Virgil Robbins, consultants to the Company. The shares were issued for consulting services under the Company's Non-Qualified Stock Option Plan dated October 7, 1998.

c. On January 14, 1999 the Company issued 239,992 shares of common stock to GCSW Funding Group, controlled by Garvis Wooley, a stockholder of the Company. The shares were issued for consulting services under the Company's Non-Qualified Stock Option Plan dated October 7, 1998.

d. On January 19, 1999 the Company issued 306,295 shares of common stock to Rapid Release Research, L. L. C., a contract promotional company engaged by the Company. The shares were issued for promotional marketing consulting services.

e. On January 21, 1999 the Company issued 15,000 shares of common stock to Dr. Joe S. Wakil, M. D. a consultant and director of the Company. The shares were issued for consulting services.

f. On January 21, 1999 the Company issued 7,500 shares of common stock to Ms. Jean Brandau, a consultant to the Company. The shares were issued for consulting services.

g. On January 21, 1999 the Company issued 5,000 shares of common stock to Ms. Antoinette Dipuma, an employee of the Company. The shares were issued for consulting services.

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


Item 5. Other Information

Changes in Management

The following table sets forth the current executive officers and directors of the Company:

Director
Name                Age     Position(s)                         Since
Dale L. Bachman     51      Director and CEO                    1999
Sunni M. Wooley     23      Acting Chairman, Director and
                            President and CFO                   1999
Peggy D. Behrens    43      Director and Secretary              1999
Lynn Simon, M.D.    48      Director                            1999

All of the officers have previously reported their biographical information.

The Company presently has no employment contracts with any of its executive officers. The Company anticipates negotiating and entering into employment contracts with such persons during the first quarter of 1999.

Mr. Lamar Laster, who was the Chairman and COO of the Company, resigned effective April 20, 1999.

There are no family relationships among directors or executive officers of the Company.


Item 6.     Exhibits and Reports on Form 8-K

(a) Exhibits.  The following exhibits are included as part of this report:

Exhibit No
Description of Exhibit

     None


(b) No reports on Form 8-K were filed during the quarter covered by this report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Consolidated Medical Management, Inc.


___________________________________________
By - Sunni M. Wooley, President and Principal Financial Officer

Date:  May 14, 1999