Form 10QSB
period 1999-06-30
CONSOLIDATED MEDICAL MANAGEMENT INC
filed 1999-08-16
CIK 700815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


Form 10-QSB


(Mark One)
     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 For the quarter ended June 30, 1999.

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

State the number of shares outstanding of each of the Issuer's classes of
common equity as of the latest practicable date:   At August 11, 1999, there
were 8,182,587 common shares of the Registrant outstanding.


Consolidated Medical Management, Inc.
Baton Rouge, Louisiana

Table of Contents

Part I - Financial Information
               Page
Item 1.     Financial Statements                     1
     Consolidated Balance                            2
     Consolidated Statements of Operations           3
     Consolidated Statements of Cash Flows           4
     Notes to Consolidated Financial Statements      5
     Report of Independent Accountants              16

Item 2.     Management's Discussion and Analysis of
Financial Condition and Results of Operations       17



Part II - Other Information

Item 2.     Change in Securities                    19

Item 5.     Other Information                       21

Item 6.     Exhibits and Reports on Form 8-K        22

Signature                                           22


Part I

Financial Information


Item 1.     Financial Information

The consolidated financial statements for Consolidated Medical Management Company, Inc. (the Company) included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the Company's financial position and the results of its operations for the interim periods presented. Because of the nature of the Company's business, the results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the full fiscal year. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998 (1998 Form 10-KSB).

The consolidated financial statements included herein have been subjected to a limited review by Roberts, Cherry and Company, independent accountants for the Company, whose report is included herein.

Consolidated Medical Management, Inc.
(A Montana Corporation)
Consolidated Balance Sheets
(Unaudited)

                                      June 30, 1999          December 31, 1998
Assets
Current Assets
     Cash                                $   73,437            $   25,540
     Receivables , net                      284,336               166,869
     Inventory                                7,667
     Prepaid Expenses                        16,811                 4,315
     Notes Receivable                       116,000               140,673
          Total Current Assets              498,251               337,397

Property  and Equipment, net                352,122               336,298
Other Assets                                879,379               139,743
          Total Assets                   $1,729,752            $  813,438



Liabilities and Stockholders' Equity
(Deficit)
Current Liabilities
     Notes Payable - Current Portion     $  526,759            $   88,532
     Capital Lease Obligation Payable
      - Current Portion                      87,860                83,406
     Convertible Debentures and Notes
      Payable - Current Portion             465,000               415,000
     Accounts Payable                       331,178               140,456
     Accrued Expenses                        93,693               138,101
          Total Current Liabilities       1,504,490               865,495

Long Term Liabilities
     Notes Payable - Long Term Portion          674                 2,613
     Capital Lease Obligation Payable
      - Long-Term Portion                   175,891               221,156
          Total Long Term Liabilities       176,565               223,769

               Total Liabilities          1,681,055             1,089,264

Stockholders' Equity
(Deficit)
     Common Stock
      $.001 par value, 50,000,000 shares
      authorized, 7,932,587 shares
      issued and outstanding as of
      June 30, 1999 and 5,496,057 shares
      issued and outstanding
      as of December 31, 1998                 7,933                5,496
     Additional Paid-in-Capital           2,581,126            1,854,173
     Retained Earnings (Deficit)         (2,540,362)          (2,135,495)
        Total Stockholders' Equity
         (Deficit)                           48,697             (275,826)

        Total Liabilities and
         Stockholders' Equity (Deficit)  $1,729,752          $   813,438


The accompanying notes and are an integral part of the consolidated financial statements.

Consolidated Medical Management, Inc.
(A Montana Corporation)
Consolidated Statements of Operations
(Unaudited)

                              Three Months              Six Months
                              Ended June 30,            Ended June 30,
                              1999          1998        1999          1998

Revenues                   $338,467        $178,107   $646,843      $346,705

Operating
Expenses
     Personnel Costs        269,787         102,614    323,032       173,272
     Bad Debt Expense             -          15,158          -        18,072
     Consulting              90,983               -    203,318             -
     Commissions                  -           5,352          -         7,464
     Depreciation and
      Amortization           60,386           2,817     64,350         3,299
     Educational                  -          10,092          -        12,311
     Legal and Professional 167,646           5,640     55,280        66,540
     Office Expense          41,782          32,528     89,745        38,920
     Occupancy               12,327           5,198     21,079        13,692
     Transportation          33,132               -     33,132
Total Operating Expenses    676,043         179,399    989,936       333,570

Income (Loss) from
Operations                 (337,576)         (1,292)  (343,093)       13,135

Other Income
(Expenses)
Other                             -         (28,251)       200       (33,759)
     Interest Expense       (47,862)              -    (47,862)            -
     Interest Income              -               -      3,476             -
                            (47,862)        (28,251)   (44,186)      (33,759)

Income (Loss) before
Income Taxes               (385,438)        (29,543)  (387,279)      (20,624)

Income Tax Expense                -          (3,792)         -        (3,792)

Net Income (Loss)         $(385,438)       $(25,751) $(387,279)     $(16,832)

Net Income (Loss) per
Share                      $(0.0687)        $(0.005)  $(0.0691)      $(0.003)


The accompanying notes and are an integral part of the consolidated financial statements.

Consolidated Medical Management, Inc.
Baton Rouge, Louisiana
Consolidated Statements of Cash Flows
(Unaudited)


                                                 Six Months Ended June 30,
                                              June 30, 1999     June 30, 1998
Cash Flows from Operating Activities:

     Net Income (Loss)                         ($ 387,279)        ($ 16,832)
     Adjustments to Reconcile Net Income
     (Loss)  to Net Cash Provided by
     Operating Activities:
      Depreciation and Amortization                75,191             7,464
      Non Cash Consulting and
      Services Paid by Stock Issue                364,507                 -
      (Increase) Decrease in Receivables         (117,467)         (143,465)
      (Increase) Decrease in Prepaid Expenses     (12,496)                -
      (Increase) Decrease in Other Assets               -           (31,168)
      Increase (Decrease) in Accounts Payable     190,723           101,048
      Increase (Decrease) in Accrued Expenses     (44,408)            9,561
      Increase (Decrease) in Income Taxes Payable       -                 -
      Increase (Decrease) in Deferred Income Taxes      -             2,005
     Net Cash Provided (Used) by Operating
      Activities                                   68,771           (71,387)

Cash Flows from Investing Activities:

     Issuance of Notes Receivable                       -          (147,000)
     Payment on Notes Receivable                  (24,673)
     Purchases of Property, Plant and Equipment    (3,678)          (29,174)
     Net Cash Provided (Used) by Investing
      Activities                                  (28,351)         (176,174)

Cash Flows from Financing Activities:

     Proceeds from Issuance of Debentures
      and Convertible Notes                       100,000            180,000
     Repayment of Debentures                      (50,000)                 -
     Proceeds from Stock Issuance                       -             40,000
     Proceeds from Issuance of Debt                     -             23,008
     Payments on Long-Term Debt                   (42,523)            (3,993)
     Net Cash Provided (Used) by Financing
      Activities                                    7,477            239,015

Net Increase (Decrease) in Cash                    47,897           ( 8,546)

Cash, Beginning of period                          25,540            34,415
Cash, end of period                               $73,437           $25,869

Supplemental Disclosure of Cash Flow
Information

     Cash Paid During the Year for:
      Interest                                   $47,862            $9,398
      Income Taxes                               $     -            $    -

Supplemental Disclosure of Non-Cash Financing
Information

In the six months ended June 30, 1999, the Company issued common stock for consulting services rendered totaling $233,087.


The accompanying notes and are an integral part of the consolidated financial statements.

Consolidated Medical Management, Inc.
(A Montana Corporation)

Notes to Consolidated Financial Statements
(UNAUDITED)


Note  1     Organization and Summary of Significant Policies

The Company (formerly Golden Maple Mining and Leaching Co., Inc.) was incorporated under the laws of the State of Montana on August 13, 1981. The Company ceased its mining operations in 1985, and discontinued all business operations in 1990. On May 23, 1998, the Company acquired all the common stock of Consolidated Medical Management, Inc. (a private Louisiana corporation, hereafter sometimes referred to as "CMMI-LA" or "subsidiary") in a stock for stock exchange transaction, whereupon, CMMI-LA became a wholly owned subsidiary of the Company

The CMMI-LA subsidiary provided management services for home healthcare providers predominately in southern Louisiana. The Company's subsidiary, Independent Diagnostic Services, Inc., provides diagnostic ultrasound imaging services to physician offices, clinics, hospital, and skilled nursing facilities, and also provides mobile laboratories that will enable services to be provided for communities with limited access to technologists, hospitals and diagnostic laboratories. The Company's subsidiary, Psychiatric Medical Services, Inc. ("PMSI") operates a partial-unit mental services hospital in an existing hospital environment. In June 1999, the Company acquired Nevada Resort Medical Services, Ltd. and Practice Management Group Nevada, both based in Las Vegas, Nevada, to expand its medical services delivery abilities.

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

Receivables - The Company, through it's Louisiana subsidiary, grants credit through trade receivables to its customers, all of whom are home health care providers in the state of Louisiana. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. As of year-end, the company reviewed its receivables. Those receivables where collection was deemed questionable were charged off. A further review of receivables indicated no additional allowance was necessary for the remaining accounts.

Inventories - Inventories consist of supplies, and are valued at the lower of cost or market, using the specific identification method.

Cash Flows and Concentration of Credit Risk - - For purposes of the statement of cash flows, the Company considers all highly liquid investments that are readily convertible to known amounts of cash and that have an original maturity of three months or less to be cash equivalents. Cash consists principally of demand deposits at commercial banks. These balances, as reflected in the bank's records, are insured by the Federal Deposit Insurance Corporation up to $100,000. At June 30, 1999 and December 31, 1998, the Company's deposits did not exceed the insured limits.

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

Note  2                                               Receivables
Receivables consist of the following:
                                               1999               1998
Management Fees, Service billings     $     294,416          $     188,484
Advances to Trinity Billing                  13,564                 13,564
Interest                                      6,900                  3,478
Other                                         9,560                  1,447
                                            324,440                206,973
Less:  Allowance for Uncollectible Accounts (40,104)               (40,104)
                                      $     284,336          $     166,869

Note  3     Notes Receivable
                                               1999               1998
Note Receivable from Spectrum Financial,
Inc., a related party, in the
original amount of $15,000, with
interest at 6%, principal and interest
due June 30, 1999, unsecured.         $      15,000          $     15,000

Note Receivable from Jaguar
International, Inc., a related party,
in the original amount of $100,000,
with interest at 6%, principal and
interest due June 30, 1999,
unsecured.                                  100,000               100,000

Note Receivable from Louisiana
Mobile Imaging, Inc. in the original
amount of $75,000, with interest at
0%, principal due December 1, 1998,
secured by a pledge of receivables.              -                 24,673

Note Receivable from an individual
in the original amount of $1,000, with
interest at 6%, principal and interest
due November 13, 1999, unsecured.             1,000                 1,000
Total Notes Receivable                      116,000               140,673
Less Current Portion                       (116,000)             (140,673)
Long Term Portion of Notes Receivable     $     -          $            -


Note  4     Property, Plant and Equipment
                                               1999               1998
Furniture                                 $   6,721        $        6,721
Equipment                                   103,758                30,297
Automotive                                   14,640                 3,600
Assets under Capital Lease                  399,175               399,175
                                            524,294               439,793
Less Accumulated Depreciation
(including $150,044 of accumulated
amortization of capital lease assets)      (172,172)             (103,495)

Property, Plant and Equipment - Net       $ 352,122        $      336,298


Note 5     Other Assets
                                               1999               1998
Prepaid Consulting Agreement (net of
accumulated amortization of $22,000 and
10,000, respectively)                     $  98,000        $      110,000
Goodwill                                    775,005                     -
Deposits                                      4,297                 2,684
Other                                         2,077                27,059
                                          $ 879,379        $      139,743

The Company recognized Goodwill in the acquisition of Nevada Resort Medical Services, Ltd. Goodwill will be amortized over the expected life of the assets acquired, ten years on a straight-line basis.

Note 6     Lease Commitments
During the period ended June 30, 1999, the Company leased its main administration office facilities under operating leases, which expired June 1998 and August 1998. Thereafter the office space has been rented on a month-to-month basis. Monthly rent for the office space totals $600. Lease expense for the six-month periods ended June 30, 1999 and 1998 totaled $1,006 and $-0-, respectively.

The Company also is leasing remote office space for its subsidiary, IDSI, from a related party, Jaguar International, Inc. under a monthly operating lease of $1,700 monthly. Total rent expense for the six-month period ended June 30, 1999 was $5,100. The Company also leases office space in Baton Rouge for its subsidiary, PMSI. The lease is for one year beginning May 1, 1999 with monthly installments of $1,318.

The Company is also leasing equipment used by it's subsidiary, IDSI, under operating leases with total monthly lease expense payments of $842. The leases are for thirty-six (36) months, and expire in September and October 2001. Total lease expense for the six-month period ended June 30, 1999 was $2,526.

The Company also leases office space for the use of one of its officers in San Antonio, Texas under an operating lease. The lease is on a month-to-month basis with monthly rental of $400. Total rent paid in the second quarter of 1999 was $1,200.

The Company also leases other office assets, notably a copier, and phone system, under non-cancelable operating leases expiring through September 2000. Lease expense for the six-month period ended June 30, 1999 was $3,394.


At June 30, 1999, future minimum lease payments under long-term non-cancelable leases for succeeding fiscal periods is as follows:

1999, through December 31,       $     8,282
2000                                  18,114
2001                                   7,926
Thereafter                                 -
Total                            $    34,322


Note  7     Notes Payable
                                                   1999               1998
Note payable to GE Capital financing the phone
system, in the original amount of $10,222,
dated September 16, 1997, payable in
thirty-nine installments of $341 with interest
at 12.5%, secured by a pledge of the
phone system.                               $     4,433          $     6,145

Six (6) notes payable to Spectrum Financial,
Inc., a related party of the Company, dated
September 29, 1998, due July 29, 1999,
interest at 10%, payable on maturity,
unsecured                                        85,000               85,000

Note payable to individuals from the
acquisition of Nevada Resort Medical
Services and Practice Management Group,
dated June 4, 1999, payable on or
before August 4, 1999 with interest at
10.0%, secured by a pledge of the
Company's stock interest in the
acquired companies.                             438,000

Total Notes Payable                             527,433               91,145
Less: Current Portion                          (526,759)             (88,532)
Long-Term Portion                            $      674          $     2,613

Maturities of Notes Payable over the next
five years are:
1999                                      $     526,759
2000                                                674
After                                                 -
                                          $     527,433



Note  8          Capital Leases
                                                     1999               1998
Equipment Capital Leases Payable to
leasing companies in original amounts
totaling approximately $399,176,
payable in monthly installments
ranging from twenty-four to sixty
months, totaling $10,133 ($9,572
beginning February 1, 1999), with
implicit interest rate of twelve (12%)
percent, through March 2003.  These leases
are secured by pledges of imaging equipment
and related transportation vehicles with
original cost totaling approximately $400,000 as
of December 31, 1998.  These vehicles are
included in company owned assets
described as Capital Lease Assets.              $     263,750    $     304,562

Less: Current Portion                                 (87,860)         (83,406)
Long-Term Portion                               $     175,890    $     221,156

Following is a schedule of minimum lease
payments under Capital Leases:
1999                                            $     57,712
2000                                                 114,863
2001                                                  84,588
2002                                                  46,431
2003                                                  11,608
After                                                      -
Total Payments                                       315,202
Less: Interest included therein                      (51,452)
Net Payments                                    $    263,750

Maturities of Capital Lease Obligations payable
in subsequent periods ending March 31, are as
follows:
2000                                                  87,860
2001                                                  94,578
2002                                                  48,040
2003                                                  33,272
After                                                      -
                                                $    263,750


Note  9     Convertible Debentures and Notes Payable

The Company issued convertible debentures in 1998 that are subordinated to bank debt and secured leases. The debentures are otherwise unsecured but are given a preference over unsecured debt. The debentures include interest at fifteen (15%) percent, interest is payable in monthly installments. Each debenture has a conversion right for each holder to convert the debenture principal to shares of the Company's common stock at $2.50 per share or sixty (60%) percent of the bid price, whichever is greater on the date of conversion. Accrued interest and any principal amount not converted to shares of stock will be paid in cash at conversion. As of June 30, 1999, the company had issued and outstanding $140,000 in debentures. The debentures are due one year from date of issue. All debentures issued are due in 1999.

The Company issued convertible promissory notes payable in 1998. The notes are unsecured and include interest at ten (10%) percent, interest is payable in monthly installments. Each note has a conversion right for each holder to convert the note's unpaid principal to shares of the Company's common stock based on $2.50 per share, or a total of 90,000 at the note holder's discretion. Accrued interest and any principal amount not converted to shares of stock will be paid in cash at conversion. As of June 30, 1999, the company had issued and outstanding $325,000 in debentures. The notes are due July 31, 1999.

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

                                                          1999
Total Convertible Debentures and Notes Payable     $     465,000
Less: Current Portion                                   (465,000)
Long-Term Portion                                  $           -

Note 10     Income Taxes

The provision for income taxes for six months ended June 30, 1999 and 1998 consists of the following:

                                                     1999               1998
Current Provision
Federal                                            $     -          $     -
State                                                    -                -
Deferred Provision (Benefit)                             -                -

Total Income Tax Expense (Benefit)                 $     -          $     -

The effective tax rate of the Company for 1999 and 1998 differs from the federal statutory rate primarily due to state income taxes, if any.

Deferred income taxes arise from temporary differences resulting from the Company's subsidiary utilizing the cash basis of accounting for tax purposes and the accrual basis for financial reporting purposes. Deferred taxes are classified as current or noncurrent, depending on the classification of the assets and liabilities to which they relate. Deferred taxes arising from timing differences that are not related to an asset or liability are classified as current or noncurrent, depending on the periods in which the timing differences are expected to reverse. The Company's previous principal temporary differences relate to revenue and expenses accrued for financial purposes, which are not taxable for financial reporting purposes. The Company's temporary differences consist of bad debt expense recorded in the financial statements that is not deductible for tax purposes and differences in the depreciation expense calculated for financial statement purposes and tax purposes.


The net deferred tax asset or liability is composed of the following:

                                              1999                    1998
Total Deferred Tax Assets                    $     -               $     -
Less: Valuation Allowance                          -                     -
Net Deferred Tax Asset                             -                     -

Total Deferred Tax Liabilities                     -                     -
Net Deferred Tax Liability                         -                     -
Less Current Portion                               -                     -

Long - Term Portion                          $     -               $     -


The Company has net operating loss carryforwards totaling $869,697, which expire through 2014.


Note 11     Common and Preferred Stock

Common Stock
The Company's common stock is $0.001 par value, 50,000,000 shares are
authorized as of June 30, 1999 and December 31, 1998.   As of June 30, 1999
and December 31, 1998, the Company had 7,932,587 and 5,496,057 shares issued and outstanding, respectively.

Preferred Stock
In 1998, the Company amended its articles to authorize Preferred Stock. There are 20,000,000 shares authorized with a par value of $0.001. The shares are non-voting and non-redeemable by the Company. The Company further designated two series of its Preferred Stock: "Series 'A' $12.50 Preferred Stock" with 2,159,193 shares of the total shares authorized and "Series 'A' $8.00 Preferred Stock," with the number of authorized shares set at 1,079,957 shares. As of June 30, 1999 and December 31, 1998 there are no shares issued and outstanding.

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


Note 12     Earnings per Share

Earnings per share for the six month period ended June 30, 1999 is computed as follows:

                                   Income         Shares             Per-Share
                                  (Numerator)     (Denominator)        Amount

Net Income (Loss)             ($     387,279)

Basic EPS
Income (Loss) available to
common stockholders           (      387,279)      5,606,406     ($    0.0691)

Effect of Dilutive Securities
Convertible Debt                           -           -

Diluted EPS
Income (Loss) available to
common stockholders           ($     387,279)      5,606,406     ($     0.0691)


Earnings per share for the six months period ended June 30, 1998 is computed as follows:
                                     Income         Shares         Per-Share
                                    (Numinator)    (Denominator)     Amount

Net Income (Loss)             ($     16,832)

Basic EPS
Income (Loss) available to
common stockholders                 (16,832)       5,116,057     ($     0.0033)

Effect of Dilutive Securities
None                                     -            -

Diluted EPS
Income (Loss) available to
common stockholders           ($     16,832)       5,116,057     ($     0.0033)


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


Note 13     Commitments and Contingencies
In the opinion of management, there are no contingent claims or litigation against the Company, which would materially affect its financial position at June 30, 1999.

The Management service contracts that the Company has with the home health care agencies it served include a provision that allows the Company's client to recover the amount paid by the client from the management fees paid to the Company if the client is required to repay any fees it receives, due to actions or services provided by the Company.


Note 14     Economic Dependence
During the six months period ended June 30, 1999, approximately sixty-four (64%) percent of the Company's total operating income was earned under management contracts with one major customer. The contracts have a term of one year, ending December 31, 1999, renewable annually


Note 15     Related Party Transactions
During the three months and six months periods ended June 30, 1999, the Company paid fees totaling $85,922 and $35,799, respectively, in the form of cash and stock, to related companies and individuals that own stock in the Company and provided services to the Company. Included in this total of fees are amounts paid as follows:

Paid to                   Description of Fees                    Amount
GCSW Funding, Inc.        Consulting services provided      $     25,122
Spectrum Financial, Inc.  Consulting services provided            36,800
Southern Property
Management, Inc           Consulting services provided            24,000
                                                            $     85,922

The Company has informal agreements with three related companies, GCSW Funding, Inc., Jaguar International, Inc. (a shareholder of the Company) and Southern Properties, Inc. to provide various consulting services to the Company as required.

The Company engaged Spectrum Financial, Inc., which is owned by two of the Company's shareholders who collectively own approximately fifteen percent of the Company's outstanding common stock as of June 30, 1999, to provide consulting services. Such consulting services have included identifying potential targeted companies for acquisition, and negotiating such transactions. Spectrum is then paid fees, either in cash or by the issuance of the Company's stock. In 1999, the Company paid Spectrum fees totaling $36,800 for such services.

The Company has also agreed to pay Spectrum commissions in connection with its services rendered in identification of specific targets for acquisition, whether the targeted company is acquired or not.

The Company also has notes payable totaling $85,000 payable to Spectrum Financial, Inc. as of June 30, 1999. The notes are unsecured. See Note 7. As of June 30, 1999, the Company has accrued $5,410 in interest payable on these notes and has recorded $4,215 in interest expense.

The Company holds a note receivable from Jaguar International, Inc., which owns approximately forty-four (44%) percent of the outstanding stock as of December 31, 1998, in the amount of $100,000. See Note 3, as of December 31, 1998. The Company also holds a note receivable from Spectrum Financial, Inc. in the amount of $15,000 as of December 31, 1998.

The Company also has included in accounts payable, $5,410 payable to Spectrum Financial, Inc. for cost reimbursements due. Accounts Payable also includes $63,223 due to companies controlled by the Company's major stockholder, for consulting services rendered and fees incurred by these companies on behalf of the Company.

Note 16     Non Cash Financing Transactions

During the second quarter of 1999, the Company issued stock in exchange for services of $233,087 (1,184,749 common shares issued).


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

Note 18     Fair Values

The Company has a number of financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at June 30, 1999 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet.


Note 19     Acquisitions
On June 4, 1999, the Company acquired all of the outstanding ownership interests of Nevada Resort Medical Services, LTD, LLC, in exchange for the issuance of 200,000 shares of the Company's common stock and payment of $238,000 in cash or notes. Pursuant to the purchase, the Company issued notes payable totaling $238,000, dated June 4, 1999, due in full on August 4, 1999, bearing 10% interest and secured by a pledge of the interest acquired in this purchase. See Note 7

On June 4, 1999, the Company also acquired all of the outstanding ownership interests of Practice Management Group in exchange for the issuance of 190,000 shares of the Company's common stock and payment of $200,000 in cash or notes. Pursuant to the purchase, the Company issued notes payable totaling $200,000, dated June 4, 1999, due in full on August 4, 1999, bearing 10% interest and secured by a pledge of the interest acquired in this purchase. See Note 7.




REPORT OF INDEPENDENT ACCOUNTANTS



The Board of Directors
Consolidated Medical Management, Inc.
(A Montana Corporation)
Baton Rouge, Louisiana


We have made a review of the consolidated balance sheet of Consolidated Medical Management, Inc. as of June 30, 1999, and the related consolidated statements of operations and cash flows for the six-month periods ended June 30, 1999 and 1998, in accordance with standards established by the American Institute of Certified Public Accountants. These financial statements are the responsibility of the Company's management.

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




ROBERTS, CHERRY and COMPANY

A Corporation of
Certified Public Accountants
Shreveport, Louisiana
August 12, 1999

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


RESULTS OF OPERATIONS
For the Six Month Period Ended June 30, 1999

For the six months ended June 30, 1999, the Company recognized net loss of ($387,279), (with loss per share of ($0.0681) per common share). During this period, the Company, since the acquisition of Consolidated Medical Management, Inc. (the private Louisiana company) by the public Company (formerly Golden Maple Mining and Leaching, Inc.), has aggressively pursued acquisitions of related medical service providers and other entities that, once acquired, it is believed, will add to its ability to provide medical services. The following principal factors contribute to these results. For the period ended June 30, 1999, the Company recognized the operations of its wholly-owned subsidiaries, Independent Diagnostic Services, Inc. and Psychiatric Management Services, Inc. (PMSI) with consolidated operating revenue of $646,843 for the six months compared to $338,467 for the three-month period ended June 30, 1999.

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

For the six-month period ended June 30, 1999, the Company incurred operating costs associated with the production of revenue totaling $989,936 composed of $676,043 in the three months ended June 30, 1999 versus $313,893 incurred in the first quarter of 1999. The most significant elements of operating expenses are personnel costs totaling $269,787 for the three months ended June 30, 1999, $53,245 for the first quarter. Personnel costs include the professional wages of the personnel who deliver the health-care services required by the contracts and related administrative salaries and benefits. Another significant operating cost is consulting fees paid in connection with the medical management performed by the Company. These costs totaled $203,318 for the six-month period ending June 30, 1999. In the quarter ended June 30, 1999, the Company incurred legal and professional fees totaling $167,646 primarily associated with filings and legal matters on stock related issues. The Company incurred office expense totaling $41,782 for the six-month period

For the six-month ended June 30, 1998, the net loss applicable to common stock totaled ($16,832) or ($0.003) per share. In this 1998 period, the Company had no operations and recognized nominal expenses associated with the maintenance of the Company's filings.

The Company is actively pursuing several medical services related acquisitions that will allow the Company to significantly expand its delivery of medical management and consulting services. The Company has targeted several medical management companies that are actively negotiating with to acquire and enable the Company to enter more profitable service delivery areas.


FINANCIAL CONDITION

Liquidity and Capital Resources

As of June 1999, the Company sold a total of $550,000 in convertible and subordinated debentures ($465,000 remains as of June 30, 1999). The debentures are subordinated to bank debt and secured leases and are due within one year of issue. The debentures are otherwise unsecured but are given a preference over unsecured debt. The debentures include interest at fifteen (15%) percent, payable in monthly installments. Each debenture has a conversion right for each holder to convert the debenture principal to shares of the Company's common stock at the greater of $2.50 per share or ninety (90%) percent of the bid price, whichever is greater on the date of conversion. Accrued interest and any principal amount not converted to shares of stock will be paid in cash. A consultant to the Company, and a stockholder, Spectrum Financial, Inc. entered into an agreement with the Company whereby it assumed the Company's obligation to exchange shares it owned upon request of conversion by a debenture holder.

The Company had cash of $73,437 as of June 30, 1999 and receivables totaling $284,336 from customers, of which $160,276 (56% of total receivables) was current, Management has reviewed the collectibility of these accounts, and determined that the collection is probable.

The Company has advanced funds to Jaguar, Inc. (a shareholder), Spectrum Financial, Inc. (a shareholder) and Southern Properties Management, Inc. in the form of notes receivable totaling $116,000 as of June 30, 1999. The terms of the notes call for the Company to be paid interest of 6%, are due June 30, 1999 and are unsecured. Management believes these amounts to be collectable.

The Company's accounts payable and accrued expenses total $424,871 as of June 30, 1999. This compares to $278,557 as of December 31, 1998. The Company's obligations under these accounts have aged since December 31, 1998, with $302,338 of these amounts owed for more than ninety days.

The Company is considering various means to obtain long-term financing to support its acquisition plans and current operation requirements. However, the Company's ability to fund its obligations under its remaining debentures and notes payable, with over $465,000 due in the next one hundred twenty days, is not certain without additional long-term financing or capital injection. The Company's total obligations due within the next one hundred twenty days is $1,401,450, exclusive of obligations under capital leases and other operating lease obligations.


PART II
OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

Since the end of the fiscal year ended December 31, 1998, and through the end of the quarter ended June 30, 1999, the Company has sold the following shares of common stock of the Company without registration under the Securities Act of 1933:

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

h. On April 29, 1999 the Company issued 50,000 shares of common stock to Mr. Dale Bachman, an consultant to the Company. The shares were issued for consulting services in identifying targets for acquisition and are valued at $25,000 based on 50% current market price.

i. On April 29, 1999 the Company issued 5,000 shares of common stock to Mr. Curtis W. Poindexter, a consultant to the Company. The shares were issued for consulting services in identifying targets for acquisition and are valued at $2,500 based on 50% current market price.

j. On April 29, 1999 the Company issued 2,000 shares of common stock to Mr. Tim Von Scheele, a consultant to the Company. The shares were issued for consulting services in identifying targets for acquisition and are valued at $1,000 based on 50% current market price.

k. On May 14, 1999 the Company issued 230,030 shares of common stock to Mr. David LeClere, an attorney of the Company. The shares were issued for legal representation services rendered to the Company.

l. On May 14, 1999 the Company issued 19,970 shares of common stock to Mr. David LeClere, an attorney of the Company. The shares were issued for legal representation services rendered to the Company.

m. On May 14, 1999 the Company issued 250,000 shares of common stock to Spectrum Financial, Inc., a related party to the Company whose principals are Virgil Robbins and C. J. Douglas, consultants to the Company. The shares were issued for general consulting services and consultations related to new acquisitions of the Company.

n. On May 14, 1999 the Company issued 250,000 shares of common stock to Southern Property Management, Inc., a related party to the Company whose principal is Garvis Wooley, consultant to the Company. The shares were issued for general consulting services and consultations related to new acquisitions of the Company.

o. On May 14, 1999 the Company issued 5,100 shares of common stock to Sunni M. Wooley, The Company's President. The shares were issued for general consulting services and consultations related to new acquisitions of the Company.

p.     On May 14, 1999 the Company issued a total of 26,900 shares of common
stock to various employees of the Company.   The shares were issued for
services to the Company.

q. On May 14, 1999 the Company issued 128,249 shares of common stock to Trace Resources, Inc., an independent consultant used in the promotion of the IDSI subsidiary.

r. On June 4, 1999 the Company issued 197,530 shares of common stock to Rapid Release Research, L. L. C., a contract promotional company engaged by the Company. The shares were issued for promotional marketing consulting services.

s. On June 4, 1999 the Company issued 250,000 shares of common stock to David LeClere, an attorney of the Company. The shares were issued for legal representation services rendered to the Company.

t. On June 30, 1999 the Company issued 400,000 shares of common stock to Jack London in exchange for his ownership interest in Nevada Resort Medical Services, Ltd. and Practice Management Group Nevada, which were purchased by the Company.


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



Item 5. Other Information

Changes in Management

The following table sets forth the current executive officers and directors of the Company:

Director
Name                Age     Position(s)                         Since
Jack London          __     Chairman, President and CEO          1999
Dale L. Bachman      51     Director                             1998
Sunni M. Wooley      23     Director                             1998
Peggy D. Behrens     43     Director and Secretary               1998
Lynn Simon, M.D.     48     Director                             1998


Jack London - Mr. London has over seventeen years of experience in healthcare marketing, hospital administration and public relations. He was the co-owner of Nevada Resort Medical Services which provides urgent care facilities at the Imperial Palace Hotel & Casino with a planned location opening soon at Caesars Palace, which was acquired by the Company in the second quarter of 1999. Mr. London is the founder of Physician Alliance, the co-founder of Practice Management Group of Nevada, Inc., which was also acquired by the Company in the second quarter of 1999. He has served as the Director of the Benefits Implementation Team and Account Supervisor at the opening of the MGM Grand, and has served as Director of Marketing for Desert Springs Hospital. Mr. London serves as a board member of the American Cancer Society, the Arthritis Foundation of Southern Nevada, and the Nevada School of the Arts.

All of the other officers have previously reported their biographical information.

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


Item 6.     Exhibits and Reports on Form 8-K

(a) Exhibits.  The following exhibits are included as part of this report:

Exhibit No     Description of Exhibit

2.1         Agreement to purchase Nevada Resort Medical Services, LTD, LLC
2.1.1       Note Payable form to Jack London
2.1.2       Note Payable form to Nawaz Qureshi MD
2.1.3       Note Payable form to Rudy R. Manthei DO

2.2         Agreement to purchase Practice Management Group, A Nevada
             Corporation
2.2.1       Note Payable form to Don Boyd

2.3         Purchase of interest in American Family Health Care of Nevada, Inc.

10          Employment Agreement of Jack London


(b) No reports on Form 8-K were filed during the quarter covered by this report.


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Consolidated Medical Management, Inc.

___________________________________________
By - Jack London, President, Chairman and CEO

Date:  August 13, 1999

Exhibit 2.1  Agreement to purchase Nevada Resort Medical Services, LTD, LLC

AGREEMENT

This Agreement (the "Agreement"), entered into this 4 day of June, 1999, is by, between, and among Consolidated Medical Management, Inc., a publicly held Montana corporation (hereinafter the "Purchaser"), Nevada Resort Medical Services, LTD, LLC, is a privately?held Nevada corporation (hereinafter the "Private Company"), and the Membership Interest of the Private Company (hereinafter the "Shareholder").

RECITALS:

WHEREAS, the Purchaser wishes to acquire, and the Shareholder is willing to sell, all of their shares and options right of the outstanding stock of the Private Company in exchange for Two Hundred Thousand (200,000) shares of the voting Rule 144 Common stock of the Purchaser, and Two Hundred Thousand Dollars ($238,000.00) in cash.

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

1.2 In exchange for the transfer of the common stock of the Private Company pursuant to subsection 1.1. hereof, the Purchaser shall on the Closing Date and contemporaneously with such transfer of the common stock of the Private Company to it by the Shareholder issue and deliver to the Shareholder the number of shares of common stock of the Purchaser specified on Schedule "A" hereof.

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

3.1 Organization and Authority. The Private Company is a corporation duly organized, validly existing and in good standing under the laws of the State of Nevada with full power and authority to enter into and perform the transactions contemplated by this Agreement.

3.2 Capitalization. As of the date of the Closing, the Private Company will the following members/shareholders which represents all the members/shareholders that have been duly authorized and validly issued and is fully paid and nonassessable. There are no memberships, options, warrants, conversion privileges, or other rights presently outstanding for the purchase of any authorized but unissued memberships of the Private Company.

3.3 Performance of This Agreement. The execution and performance of this Agreement and the transfer of stock contemplated hereby have been authorized by the board of directors of the Private Company.

3.4 Financials. True copies of the financial statements of the Private Company for March 31, 1999, has been furnished to the Purchaser. Said financial statements are true and correct in all material respects and present an accurate and complete disclosure of the financial condition of the Private Company as of March 31, 1999, and the earnings for the periods covered, in accordance with generally accepted accounting principles applied on a consistent basis. Such financial statements meet the requirements of Regulation S?X and Item 7 of Form 8?K promulgated by the Securities and Exchange Commission.

3.5 Liabilities. There are no material liabilities of the Private Company, whether accrued, absolute, contingent or otherwise, which arose or relate to any transaction of the Private Company, its agents or servants occurring prior to March 31, 1999, which are not disclosed by or reflected in said financial statements. As of the date hereof, there are no known circumstances, conditions, happenings, events or arrangements, contractual or otherwise, which may hereafter give rise to liabilities, except in the normal course of business of the Purchaser.

3.6 Absence of Certain Changes or Events. Except as set forth in this Agreement, since March 31 1999, there has not been (i) any material adverse change in the business, operations, properties, level of inventory, assets, or condition of the Private Company, or (ii) any damage, destruction, or loss to the Private Company (whether or not covered by insurance) materially and adversely effecting the business, operations, properties, assets, or conditions of the private Company.

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

4.2 Capitalization. As of the date of the Closing, the Purchaser will have a total of no more than 7,303,057 shares of common stock issued and outstanding, including the shares to be issued to the Shareholder. All of the shares will have been duly authorized and validly issued and will be fully paid and nonassessable. Except for the Purchaser's obligations hereunder with respect to the shares to be issued pursuant to subsection 1.2 hereof, there are no options, warrants, conversion privileges, or other rights presently outstanding for the purchase of any authorized but unissued stock of the Purchaser. As of the Closing, the Articles of Incorporation, as amended, of the Purchaser (the "Purchaser Articles") and as currently in effect shall be in the form previously furnished to the Private Company. The rights, preferences, and privileges of the common stock shall be as set forth in the Purchaser Articles.

4.3 Performance of This Agreement. The execution and performance of this Agreement and the issuance of stock contemplated hereby have been authorized by the board of directors of the Purchaser.

4.4 Financials. True copies of the financial statements of the Purchaser for the fiscal year ended December 31, 1998, and the period ended March 31, 1999, have been delivered by the Purchaser to the Private Company. These statements have been examined and certified by Roberts, Cherry & Company, Certified Public Accountants. Said financial statements are true and correct in all material respects and present an accurate and complete disclosure of the financial condition of the Purchaser as of March 31, 1999, and the earnings for the periods covered, in accordance with generally accepted accounting principles applied on a consistent basis.

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

4.9 Legality of Shares to be Issued. The shares of common stock of the Purchaser to be issued by the Purchaser pursuant to this Agreement, when so issued and delivered, will have been duly and validly authorized and issued by the Purchaser and will be fully paid and nonassessable.

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

5.   Covenants of the Parties.

5.1  Corporate Records.

a. Simultaneous with the execution of this Agreement by the Private Company, if not previously furnished, such entity shall deliver to the Purchaser copies of the Articles of Incorporation, as amended, and the current bylaws of the Private Company, and copies of the resolutions duly adopted by the board of directors of the Private Company approving this Agreement and the transactions herein contemplated.

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

g. Neither the Purchaser nor the Private Company shall of any property or assets, except products sold in the ordinary course of business.

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


9.   Closing.

9.1 Time and Place. The Closing of this transaction ("Closing") shall take place at 11829 Fla. Blvd. Baton Rouge, La. 70816, at 4:00 PM on June 4, 1999, or at such other time and place as the parties hereto shall agree upon. Such date is referred to in this Agreement as the "Closing Date. "

9.2 Documents To Be Delivered by the Private Company and the Shareholder. At the Closing the Private Company and the Shareholder shall deliver to the Purchaser the following documents:

a. Certificates for the number of shares of common Company in the manner and form required by subsection 1.1 hereof.

b.     The certificate required pursuant to subsection 6.3 hereof.

c. Such other documents of transfer, certificates c documents as the Purchaser may reasonably request.

9.3 Documents To Be Delivered by the Purchaser. At the Closing shall deliver to the Private Company and the Shareholder the following documents:

a. Certificates for the number of shares of common as determined in sub?section 1.2 hereof.

b.     The certificate required pursuant to subsection 7.3 hereof.

c. Such other documents of transfer, certificates of and documents as the Private Company and the Shareholder may reasonably request.

10. Termination. This Agreement may be terminated by the Purchaser or the Private Company by notice to the other if, (i) at any time prior to the Closing Date any event shall have occurred or any state of facts shall exist that renders any of the conditions to its or their obligations to consummate the transactions contemplated by this Agreement incapable of fulfillment, or
(ii) on July 31, 1999, if the Closing shall not have occurred. Following termination of this Agreement no party shall have liability to another party relating to such termination, other than any liability resulting from the breach of this Agreement by a party prior to the date of termination.

11.    Miscellaneous.

1 1.1 Notices. All communications provided for herein shall be in writing and shall be deemed to be given or made when served personally or when deposited in the United States mail, certified return receipt requested, addressed as follows, or at such other address as shall be designated by any party hereto in written notice to the other party hereto delivered pursuant to this subsection:

                   Purchaser:         Consolidated Medical Management, Inc.
                                      11829 Fla. Blvd.
                                      Baton Rouge, Louisiana  70816

                   Attention:         Sunni M. Wooley

                   Private Company:   Jack London
                                      3075 E. Flamingo Rd.  Suite 112
                                      Las Vegas, Nevada  89121

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

PURCHASER:           CONSOLIDATED MEDICAL MANAGEMENT, INC.


By:                  ______________________________________________
                     Sunni M. Wooley                       President



PRIVATE COMPANY:     NEVADA RESORT MEDICAL SERVICES, LTD, LLC
                     MEMBERSHIP:  21.37 % INTEREST


By:                  ___________________________________________
                     Jack London                           Owner

                     MEMBERSHIP:  11.55 % INTEREST

                     ___________________________________________
                     Nawaz Qureshi, MD

                     MEMBERSHIP:  67.08 % INTEREST

                     ___________________________________________
                     Rudy R. Manthei, DO



SCHEDULE "A"
TO THE AGREEMENT


NAME OF                       NO. OF SHARES OF               NO. OF SHARES OF
SHAREHOLDER                   THE PRIVATE COMPANY            THE PURCHASER TO
                              TO BE TRANSFERRED              BE ISSUED OR CASH

Jack G. London,.              21.37 % Membership Interest    200,000 shares &
                                                          $  50,861.00  (Note)

Nawaz Qureshi MD              11.55 % Membership Interest $  27,489.00  (Note)

Rudy R. Manthel  DO           67.08 % Membership Interest $ 159,650.00  (Note)


Exhibit 2.1.1 Note Payable form to Jack London

PROMISSORY NOTE

DATE:        June 4, 1999

MAKER:       Consolidated Medical Management, Inc.

PAYEE:       Jack G. London

PLACE FOR PAYMENT:     3075 E Flamingo Rd. Suite 112, Las Vegas, Nv. 89121

PRINCIPAL AMOUNT:  Fifty Thousand Eight Hundred Sixty One Dollars ($50,861.00)


ANNUAL INTEREST RATE ON UNPAID PRINCIPAL FROM THE DUE DATE:

          10%

TERMS OF PAYMENT  (principal and interest):

          Principal is due on or before August 4, 1999.

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

     This note is secured by a 21.37% membership/shareholder interest in Nevada Resort Medical Services, LTD, LLC, organized in the State of Nevada, Limited-Liability Company Charter.

     This Note shall be construed in accordance with and governed by the laws of Louisiana, without regard to conflict of law principles.

                              Consolidated Medical Management, Inc.


                              By: ___________________________
                                  Sunni M. Wooley          President

Exhibit 2.1.2 Note Payable form to Nawaz Qureshi MD

PROMISSORY NOTE


DATE:       June 4, 1999

MAKER:      Consolidated Medical Management, Inc.

PAYEE:      Nawaz Qureshi MD

PLACE FOR PAYMENT:     3075 E Flamingo Rd. Suite 112, Las Vegas, Nv. 89121

PRINCIPAL AMOUNT:  Twenty Seven Thousand Four Hundred Eighty Nine Dollars
                   ($27,489.00)

ANNUAL INTEREST RATE ON UNPAID PRINCIPAL FROM THE DUE DATE:

          10%

TERMS OF PAYMENT  (principal and interest):

          Principal is due on or before August 4, 1999.

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

     This note is secured by a 11.55% membership/shareholder interest in Nevada Resort Medical Services, LTD, LLC, organized in the State of Nevada, Limited-Liability Company Charter.

     This Note shall be construed in accordance with and governed by the laws of Louisiana, without regard to conflict of law principles.

                              Consolidated Medical Management, Inc.

                              By: ___________________________
                                  Sunni M. Wooley          President


Exhibit 2.1.3 Note Payable form to Rudy R. Manthei DO

PROMISSORY NOTE


DATE:       June 4, 1999

MAKER:      Consolidated Medical Management, Inc.

PAYEE:      Rudy R. Manthei DO

PLACE FOR PAYMENT:     3075 E Flamingo Rd. Suite 112, Las Vegas, Nv. 89121

PRINCIPAL AMOUNT:  One Hundred Fifty Nine Thousand Six Hundred Fifty Dollars
                   ($159,650.00)

ANNUAL INTEREST RATE ON UNPAID PRINCIPAL FROM THE DUE DATE:

          10%

TERMS OF PAYMENT  (principal and interest):

          Principal is due on or before August 4, 1999.

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

     This note is secured by a 67.08% membership/shareholder interest in Nevada Resort Medical Services, LTD, LLC, organized in the State of Nevada, Limited-Liability Company Charter.

     This Note shall be construed in accordance with and governed by the laws of Louisiana, without regard to conflict of law principles.
                              Consolidated Medical Management, Inc.


                              By: ___________________________
                                  Sunni M. Wooley          President


Exhibit 2.2   Agreement to purchase Practice Management Group, A Nevada
Corporation

AGREEMENT

This Agreement (the "Agreement"), entered into this 4 day of June, 1999, is by, between, and among Consolidated Medical Management, Inc., a publicly held Montana corporation (hereinafter the "Purchaser"), and Practice Management Group, A Nevada Corporation., is a privately?held Nevada corporation (hereinafter the "Private Company"), and the Shareholders of the Private Company (hereinafter the "Shareholder").

RECITALS:

WHEREAS, the Purchaser wishes to acquire, and the Shareholder is willing to sell, all of their shares and options right of the outstanding stock of the Private Company in exchange for One Hundred Ninety Thousand shares (190,000) of the voting Rule 144 Common stock of the Purchaser, and Two Hundred Thousand Dollars ($200,000.00)in cash.

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

1.2 In exchange for the transfer of the common stock of the Private Company pursuant to subsection 1.1. hereof, the Purchaser shall on the Closing Date and contemporaneously with such transfer of the common stock of the Private Company to it by the Shareholder issue and deliver to the Shareholder the number of shares of common stock of the Purchaser specified on Schedule "A" hereof.

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

3.1 Organization and Authority. The Private Company is a corporation duly organized, validly existing and in good standing under the laws of the State of Nevada with full power and authority to enter into and perform the transactions contemplated by this Agreement.

3.2 Capitalization. As of the date of the Closing, the Private Company will have a total of no more than 2,500 shares of common stock issued and outstanding. All of the shares will have been duly authorized and validly issued and will be fully paid and nonassessable. There are no options, warrants, conversion privileges, or other rights presently outstanding for the purchase of any authorized but unissued stock of the Private Company.

3.3 Performance of This Agreement. The execution and performance of this Agreement and the transfer of stock contemplated hereby have been authorized by the board of directors of the Private Company.

3.4 Financials. True copies of the financial statements of the Private Company for March 31, 1999, has been furnished to the Purchaser. Said financial statements are true and correct in all material respects and present an accurate and complete disclosure of the financial condition of the Private Company as of March 31, 1999, and the earnings for the periods covered, in accordance with generally accepted accounting principles applied on a consistent basis. Such financial statements meet the requirements of Regulation S?X and Item 7 of Form 8?K promulgated by the Securities and Exchange Commission.

3.5 Liabilities. There are no material liabilities of the Private Company, whether accrued, absolute, contingent or otherwise, which arose or relate to any transaction of the Private Company, its agents or servants occurring prior to March 31, 1999, which are not disclosed by or reflected in said financial statements. As of the date hereof, there are no known circumstances, conditions, happenings, events or arrangements, contractual or otherwise, which may hereafter give rise to liabilities, except in the normal course of business of the Purchaser.

3.6 Absence of Certain Changes or Events. Except as set forth in this Agreement, since March 31 1999, there has not been (i) any material adverse change in the business, operations, properties, level of inventory, assets, or condition of the Private Company, or (ii) any damage, destruction, or loss to the Private Company (whether or not covered by insurance) materially and adversely effecting the business, operations, properties, assets, or conditions of the private Company.

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

4.2 Capitalization. As of the date of the Closing, the Purchaser will have a total of no more than 7,303,057 shares of common stock issued and outstanding, including the shares to be issued to the Shareholder. All of the shares will have been duly authorized and validly issued and will be fully paid and nonassessable. Except for the Purchaser's obligations hereunder with respect to the shares to be issued pursuant to subsection 1.2 hereof, there are no options, warrants, conversion privileges, or other rights presently outstanding for the purchase of any authorized but unissued stock of the Purchaser. As of the Closing, the Articles of Incorporation, as amended, of the Purchaser (the "Purchaser Articles") and as currently in effect shall be in the form previously furnished to the Private Company. The rights, preferences, and privileges of the common stock shall be as set forth in the Purchaser Articles.

4.3 Performance of This Agreement. The execution and performance of this Agreement and the issuance of stock contemplated hereby have been authorized by the board of directors of the Purchaser.

4.4 Financials. True copies of the financial statements of the Purchaser for the fiscal year ended December 31, 1998, and the period ended March 31, 1999, have been delivered by the Purchaser to the Private Company. These statements have been examined and certified by Roberts, Cherry & Company, Certified Public Accountants. Said financial statements are true and correct in all material respects and present an accurate and complete disclosure of the financial condition of the Purchaser as of March 31, 1999, and the earnings for the periods covered, in accordance with generally accepted accounting principles applied on a consistent basis.

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

4.9 Legality of Shares to be Issued. The shares of common stock of the Purchaser to be issued by the Purchaser pursuant to this Agreement, when so issued and delivered, will have been duly and validly authorized and issued by the Purchaser and will be fully paid and nonassessable.

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

5.  Covenants of the Parties.

5.1  Corporate Records.

a. Simultaneous with the execution of this Agreement by the Private Company, if not previously furnished, such entity shall deliver to the Purchaser copies of the Articles of Incorporation, as amended, and the current bylaws of the Private Company, and copies of the resolutions duly adopted by the board of directors of the Private Company approving this Agreement and the transactions herein contemplated.

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

g. Neither the Purchaser nor the Private Company shall of any property or assets, except products sold in the ordinary course of business.

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

9.     Closing.

9.1 Time and Place. The Closing of this transaction ("Closing") shall take place at 11829 Fla. Blvd., Baton Rouge, La. 70816, at 4:00 PM on June 4, 1999, or at such other time and place as the parties hereto shall agree upon. Such date is referred to in this Agreement as the "Closing Date. "

9.2 Documents To Be Delivered by the Private Company and the Shareholder. At the Closing the Private Company and the Shareholder shall deliver to the Purchaser the following documents:

a. Certificates for the number of shares of common Company in the manner and form required by subsection 1.1 hereof.

b.     The certificate required pursuant to subsection 6.3 hereof.

c. Such other documents of transfer, certificates c documents as the Purchaser may reasonably request.

9.3 Documents To Be Delivered by the Purchaser. At the Closing shall deliver to the Private Company and the Shareholder the following documents:

a. Certificates for the number of shares of common as determined in sub-section 1.2 hereof.

b.     The certificate required pursuant to subsection 7.3 hereof.

c. Such other documents of transfer, certificates of and documents as the Private Company and the Shareholder may reasonably request.

10. Termination. This Agreement may be terminated by the Purchaser or the Private Company by notice to the other if, (i) at any time prior to the Closing Date any event shall have occurred or any state of facts shall exist that renders any of the conditions to its or their obligations to consummate the transactions contemplated by this Agreement incapable of fulfillment, or
(ii) on July 31, 1999, if the Closing shall not have occurred. Following termination of this Agreement no party shall have liability to another party relating to such termination, other than any liability resulting from the breach of this Agreement by a party prior to the date of termination.

11.    Miscellaneous.

1 1.1 Notices. All communications provided for herein shall be in writing and shall be deemed to be given or made when served personally or when deposited in the United States mail, certified return receipt requested, addressed as follows, or at such other address as shall be designated by any party hereto in written notice to the other party hereto delivered pursuant to this subsection:

Purchaser:                             Consolidated Medical Management, Inc.
                                       11829 Fla. Blvd.
                                       Baton Rouge, Louisiana  70816

Attention:                             Sunni M. Wooley

Private Company:                       Jack London
                                       3075 E. Flamingo Rd.  Suite 112
                                       Las Vegas, Nevada  89121

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

PURCHASER:                           CONSOLIDATED MEDICAL MANAGEMENT, INC.



By:               ______________________________________________
                  Sunni M. Wooley                       President


PRIVATE COMPANY:                     PRACTICE MANGEMENT GROUP OF NEVADA, INC.


By:               ______________________________________________
                  Jack London                           President


By:               ______________________________________________
                  Don Boyd                              Secretary



SCHEDULE "A"
TO THE
AGREEMENT


NAME OF                       NO. OF SHARES OF       NO. OF SHARES OF
SHAREHOLDER                   THE PRIVATE COMPANY    THE PURCHASER
                              TO BE TRANSFERRED      TO BE ISSUED


Jack G. London                1,250 shares           190,000 shares

Don Boyd                      1,250 shares          $200,000.00 (Note)

Exhibit 2.2.1 Note Payable form to Don Boyd

PROMISSORY NOTE


DATE:       June 4, 1999

MAKER:      Consolidated Medical Management, Inc.

PAYEE:      Don Boyd

PLACE FOR PAYMENT:     3075 E Flamingo Rd. Suite 112, Las Vegas, Nv. 89121

PRINCIPAL AMOUNT:  Two Hundred Thousand Dollars.  ($200,000.00)

ANNUAL INTEREST RATE ON UNPAID PRINCIPAL FROM THE DUE DATE:

          10%

TERMS OF PAYMENT  (principal and interest):

          Principal is due on or before August 4, 1999.

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

     This note is secured by 1,250 share of Practice Management Group, Inc., a Nevada Corporation, Common Stock.

     This Note shall be construed in accordance with and governed by the laws of Louisiana, without regard to conflict of law principles.

                              Consolidated Medical Management, Inc.


                              By: ___________________________
                                  Sunni M. Wooley          President

Exhibit 2.3 Purchase of interest in American Family Health Care of Nevada,
Inc.


STOCK SALE AGREEMENT


KNOW ALL MEN BY THESE PRESENTS, that Jack G. London, ("Seller"), in consideration of Ten Thousand shares (10,000) of Rule 144 Common Stock of Consolidated Medical Management, Inc. and other valuable goods received from Consolidated Medical Management, Inc.("Buyer"), the receipt and sufficiency of which are hereby acknowledged, has granted, bargained, sold, conveyed, transferred, and delivered and by these presents does bargain, sell, grant, convey, transfer, and deliver unto Buyer the following :

1. Twenty percent (20%) of American Family Health Care of Nevada, Inc. a Nevada Corporation, DBA ___________________represented by certificate#________ in the amount of _________ shares, endorsed, receipt acknowledged

2      Assignment by Seller of an Option Agreement to purchase the remaining
Eighty percent (80%) of American Family Health Care of Nevada, Inc a Nevada Corporation to the Buyer.

To have and to hold the same unto Buyer, his executors, administrators, and assigns forever.

Sellers warrants and represents to Buyer that the title conveyed is good, its transfer is rightful, and the Property is delivered free from any security interest or other lien or encumbrance.

Seller, for Seller and for Seller's executors, administrators and assigns, covenants and agrees with Buyer to warrant and defend title to the Property hereby sold unto the Buyer, his executors, administrators, and assigns against all and every person and persons whomsoever.

IN WITNESS WHEREOF, Seller has hereunto executed and delivered this Bill of Sale this 4 day of June, 1999..

                         ___________________________________________
                         Jack G. London                        Owner


Exhibit 10 Employment Agreement of Jack London

EMPLOYMENT AGREEMENT

     THIS EMPLOYMENT AGREEMENT, date this 12th day of May, 1999, is by and between Jack London (hereinafter referred to as "Executive") and Consolidated Medical Management, Inc., A Montana corporation (hereinafter referred to as the "Company").
RECITALS
     WHEREAS, the Company desires to employ Executive as President and Chief Executive Officer and Chairman and Executive desires to accept the position of President and Chief Executive Officer, and
     WHEREAS, in order to retain the services of the Executive in the position of President and Chief Executive Officer the Company desires to enter into this employment agreement (the "Agreement") with Executive on such terms and conditions as are more fully set forth herein.
     NOW, THEREFORE, for good and valuable consideration and in consideration of the promises and mutual covenants contained herein, the parties hereto agree as follows:

AGREEMENT

1. Employment. The Company hereby agrees to, and does hereby, employ the Executive and Executive hereby accepts employment with the Company on the terms and conditions set forth in the Agreement.

2. Term. The term of this Agreement shall be effective as of May 12, 1999 and shall continue for a period of three (3) years thereafter (the "Term"). After the original Term, this Agreement shall continue in effect and shall be deemed automatically renewed for period of twelve (12) months ("Renewal Term") unless either party hereto shall notify the other party in writing at least sixty (60) days prior to the end of the Term or any Renewal Term of their intention of not renewing this Agreement. Any termination notice given by the Company must be authorized by the Company's Board of Directors (the "Board of Directors"). Executive may terminate this Agreement at any time during the Term or any Renewal Term upon thirty (30) days written notice to the Company. During the Term or any Renewal Term, the Company agrees not to terminate the Executive except as set forth in Section 6 of this Agreement.

3. Duties. During the Term or any Renewal Term of this Agreement, Executive agrees to serve the Company as President and Chief Executive Officer and in such other offices and directorships of the Company and of its subsidiaries and related companies (collectively, "Affiliates") to which he may be elected or appointed, and to perform such other reasonable and appropriate duties as may be requested of him by the Board of Directors consistent with serving the position of President and Chief Executive
Officer. In performance of his duties, Executive shall be subject to the direction of the Board of Directors. The Executive agrees to devote the time as is necessary to carry out his duties under this Agreement. The principal place of performance by Executive of his duties hereunder shall be in Las Vegas, Nevada.

4.     Definitions.

(b) Change of Control. A Change of Control shall be deemed to occur at such times as:

(i) any person or group of affiliated or related person ("Person") is or becomes the beneficial owner, directly or indirectly, through a purchase, merger or other acquisition or transaction or series of transactions, of shares of capital stock, whether presently issued or issued in the future, of the Company entitling such Person to exercise twenty percent (20%) or more of the total voting power of all shares of capital stock of the Company entitled to vote generally in the election of directors; or

(ii) any consolidation of the Company with, or merger of the Company into, any other Person, any merger of another Person into the Company (other than a merger (1) which does not result in any reclassification, conversion, exchange or cancellation of outstanding shares of the Company's capital stock or (2) which is effected solely to change the jurisdiction of the Company and results in a reclassification, conversion or exchange of outstanding shares of capital stock into solely shares of capital stock); or

(iii) a change of the Board of Directors of the Company in which individuals who constituted the Board of Directors of the Company as of the date this Agreement is executed cease for any reason to constitute a majority of directors then in office unless the majority of the Board of Directors has been recommended to serve on the Board of Directors by Executive.

(b) For Cause. For cause shall be deemed to exist only upon (I) the Executive being convicted of a felony, (ii) the Executive being convicted for having embezzled or misappropriated funds of the Company or any of its Affiliates; or (iii) receipt by Executive of written notification by the Board of Directors that Executive has willfully failed and continues to willfully fail to substantially perform his duties and has failed to cure such deficiencies within a thirty (30) day period after written notification of such willful failure (other than failure resulting from a Disability, as defined herein).

5.     Compensation.

(a) Salary and Bonuses. As salary during the Term and any Renewal Term, the Company shall pay the Executive, in accordance with its normal payroll, a minimum annual salary of Two Hundred Thousand Dollars ($200,000) during the first year of the Agreement, Two Hundred Twenty Five Thousand Dollars ($225,000) commencing on the first yearly anniversary of this Agreement, Two Hundred Fifty Thousand Dollars ($250,000) commencing on the second yearly anniversary of this Agreement, with yearly minimum increases thereafter of eleven percent (11%) per annum ("Base Salary") such salary to be paid no less then biweekly. The exact increase shall be set by the Board of Directors but shall be no less than as set forth above. Executive shall also be entitled to participate in the Company's bonus plan. Executive shall be entitled to such bonuses as the compensation committee of the Company (the "Compensation Committee") or the Board of Directors may periodically award in its discretion; however, Executive's bonus shall be no less then the largest bonus awarded to any other employee or executive of the Company.

(b) Fringe Benefits. The Company shall provide Executive with an automobile allowance of Five Hundred Fifty Dollars ($550.00) per month during the Term and any Renewal Term. Further, during the Term and any Renewal Term Executive shall receive all rights and benefits for which he is then eligible under any pension plan, profit-sharing plan, savings plan, deferred compensation plan, stock option plan, health and accident plan or arrangement or any other benefit plan, which the Company provides for any of its employees or executives which rights and benefits shall be no less then the maximum rights and benefits any employee or executive of the Company receives.

(c) Medical and Disability Insurance. During the Term and any Renewal Term, Executive shall receive coverage under the Company's health, dental, eye and disability insurance programs on terms and benefits no less favorable than are in existence on the date this Agreement is executed and in no event shall such insurance programs be less than that of any other employee or executive of the Company. The disability policy shall provide for Executive to receive at least sixty percent (60%) of his then Base Salary. Notwithstanding any provision of this Agreement to the contrary, in the event that Executive's employment is terminated for any reason other than For Cause, the Company shall continue to be obligated pursuant to this Section 5© to maintain such health, dental, eye and disability insurance policy for the benefit of the Executive as if he were still employed by the Company for the Term or any Renewal Term of this Agreement plus an additional one (1) year after the expiration of the Term or any Renewal Term, as applicable, provided such policy can be procured to cover Executive after termination of employment, and thereafter Executive shall be entitled to COBRA benefits at the same cost as other participants of the Company.

(d) Life Insurance. The Company shall obtain and shall pay all premiums payable with respect to a $1,000,000 term life insurance policy and $1,000,000 of key man life insurance payable to Executive's designated beneficiary. Notwithstanding any provision of this Agreement to the contrary, in the event that Executive's employment is terminated for any reason other than For Cause, the Company shall continue to be obligated pursuant to this Section 5 (d) to maintain such policies for the benefit of the Executive as if he were still employed by the Company for one (1) year after the termination of this Agreement.

(e) On the date this Agreement is executed the Company shall cause to be issued to Executive One Million (1,000,000) options, which options shall be immediately vested, to purchase shares of the Company's common stock which option price shall be equal to the Closing bid price on the date this Agreement is executed. Such options shall be issued pursuant to a registered stock option plan and Executive shall be immediately vested.

(f) Expenses. All travel, entertainment and other expenses incident to the rendering of services by Executive hereunder shall be paid by the Company. If any such expenses are paid in the first instance by Executive, the Company shall reimburse him therefor on presentation of the appropriate documentation required by the Internal Revenue Code and Regulations.

(g) Vacation. Executive shall be entitled to paid vacation of not less than three (3) weeks per year.

(h) Termination Payments other than For Cause. If there is a Change of Control and Executive elects to terminate this Agreement or Executive's employment is terminated by Executive or by the Company other than For Cause, Executive shall receive from the Company all remaining Base Salary for the Term and any Renewal Term of this Agreement plus six (6) month's Base Salary, all other amounts due and payable on the termination date, including but not limited to accrued or partially earned bonuses, unused, accrued or partially earned vacation time and all other amounts due to Executive pursuant to this Agreement. Further, the Company shall be obligated to maintain Executive's health, dental, eye and disability insurance as set forth in Section 5(a) and maintain the life insurance as set forth in Section 5(d). Further, if not otherwise vested, all stock options which have been granted to the Executive by the Company (either previously or in the future) will immediately vest in the event this Agreement is not renewed there is a Change of Control and Executive elects to terminate this Agreement or by the Company other than For Cause and such options shall be exercisable for a period of one (1) year after such termination date. All amounts due to Executive pursuant to this Section 5 shall be collectively referred to in this Agreement as compensation.

6. Termination. During the Term or any Renewal Term, Executive may be discharged by the Company For Cause in which event Executive's employment with the Company shall cease and the Company shall have no further obligation or duties under this Agreement, except for compensation accrued under Section 5(a) and 5(b) at the date of termination. In addition, Executive's employment shall terminate upon the earliest to occur: (i) the death of Executive or (ii) at the election of the Board of Directors (subject to the Americans with Disabilities Act), the inability of Executive by reason of physical or mental disability ("Disability") to continue the proper performance of his duties for a period of ninety (90) consecutive days in any twelve (12) month period. Notwithstanding the foregoing, if Executive has received medical advice that he can return to work within one hundred eighty (180) days then Executive's employment shall not be terminated. Upon termination of Executive's employment due to death or Disability the Company shall continue to pay to Executive or his estate, as the case may be, the compensation otherwise payable to him under Section 5 for one (1) year.

7. Indemnification. Indemnification of Executive. Company agrees to defend, hold harmless and indemnify Executive against any and all claims, actions, causes of action, suits, expenses (including attorney's fees), costs or any of the liabilities which are in any way related to the Executive's employment with the Company, to the fullest extent permitted by Chapter 78 of the Nevada Revised Statutes. Company, for purposes of this Section 7(a), includes any subsidiary, affiliate, division or any of the predessors or successors, and its Board of Directors, directors, officers, or shareholders.

8. Office. The Company hereby agrees to assume that certain lease for the premises commonly known as 3075 E. Flamingo Road, Suite 112, Las Vegas, Nevada (the "Office"). The primary suites of Executive's employment shall be the Office. Upon termination of the Lease, or at the discretion of Executive, before the termination of the Lease, the Company shall provide Executive with other suitable office space in Las Vegas, Nevada to carry out his duties. Further, during the Term and any Renewal Term the Company shall provide Executive with all staffing necessary, including secretarial and reception services, in order to allow Executive to efficiently carry out his duties prescribed in this Agreement.

9.     Miscellaneous

(a) Notices. Any notice or other communication required or permitted to be given hereunder shall be made in writing and shall be delivered in person or mailed by prepaid registered or certified mail, return receipt requested, addressed to the parties as follows:

If to the Company:
     Consolidated Medical Management, Inc.
     11829 Florida Blvd
     Baton Rouge, LA 70815

If to Executive:
     Mr. Jack London
     3075 E. Flamingo Rd., Suite 112
     Las Vegas, NV 89121

With a copy to:
     Ira S. Levine, Esq.
     Berkley, Gordon, Levine, Goldstein & Garfinkel, LLP
     2700 W. Sahara Avenue, Fifth Floor
     Las Vegas, NV 89102

Or to such other address as the party shall have furnished in writing in accordance with this Section. Such notices or communications shall be effective upon delivery if delivered in person and either upon actual receipt or three (3) days after mailing, whichever is earlier, if delivered by mail.

(b) Parties in Interest. This Agreement shall be binding upon and inure to the benefit of Executive, and it shall be binding upon and inure to the benefit of the company and any corporation succeeding to all or substantially all of the business and assets of the Company by merger, consolidation, purchase of assets or otherwise.

(c) Entire Agreement. This Agreement supersedes any and all other agreements, either oral or in writing, between the parties hereto with respect to the employment of Executive by the Company and contains all of the covenants and agreements between the parties with respect to such employment in any manner whatsoever. Any modification of this Agreement will be effective only if it is in writing signed by the party to be charged.

(d) Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of Nevada without giving effect to the choice of law or conflicts of laws and rules of such jurisdiction.

(e) Severability. In the event that any term or condition contained in this Agreement shall for any reason be held by a court of competent jurisdiction to be invalid, illegal or unenforceable in any respect, such invalidity, illegality or unenforceability shall not affect any other term or condition of this Agreement, but this Agreement shall be construed as if such invalid or illegal or unenforceable term or condition had never been contained herein.

(f) Any and all claims, disputes, or controversies arising between the parties hereto regarding any of the terms of this Agreement or the breach thereof, on the Written demand of any of the parties hereto, shall be submitted first to mediation and if the parties cannot resolve their dispute in mediation, such claim, dispute or contingency shall be submitted to and be determined by final and binding arbitration held in Las Vegas, Nevada in accordance with the Commercial Arbitration Rules of the American Arbitration Association. This agreement to arbitrate shall be specifically enforceable in any state or federal court of competent jurisdiction in the state of Nevada.

(h) Executive agrees that his salary act forth in Section 5(a) of this Agreement shall be offset to the extent Executive receives any salary for his role as serving as an officer of Physician Alliance. However, Executive shall have no obligation to remain in the employ of Physician Alliance, and if no longer employed by Physician Alliance for any reason, then Executive shall be entitled to his full salary as set forth in Section 5(a) of this Agreement. Notwithstanding anything to the contrary contained in this agreement, CMMI shall only be responsible for the differential between Executives salary from Physician Alliance and the amount in Section 5(a) herein, until CMMI receives sufficient funding from an anticipated Private Placement, at which time CMMI shall compensate Executive as set forth in Section 5(a) through (h).


IN WITNESS WHEROF, the parties hereto have executed this Agreement on the dates across from their respective signatures, effective as of the date first written above.

Date: ________________     CONSOLIDATED MEDICAL MANAGEMENT, INC.

By:    _____________________________________
      Sunni M. Wooley


Date: ___________________     By: _____________________________________
          Jack G. London