Form 10QSB
period 1999-09-30
CONSOLIDATED MEDICAL MANAGEMENT INC
filed 1999-11-22
CIK 700815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


Form 10-QSB

(Mark One)
     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 For the quarter ended September 30, 1999.

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

State the number of shares outstanding of each of the Issuer's classes of
common equity as of the latest practicable date:   At November 12, 1999, there
were 7,932,587 common shares of the Registrant outstanding.


Consolidated Medical Management, Inc.
Baton Rouge, Louisiana

Table of Contents

Part I - Financial Information
                                                          Page
Item 1.     Financial Statements (UNAUDITED)                 1
            Consolidated Balance                             2
            Consolidated Statements of Operations            3
            Consolidated Statements of Cash Flows            4
            Notes to Consolidated Financial Statements       5
            Report of Independent Accountants               16

Item 2.     Management's Discussion and Analysis of
       Financial Condition and Results of Operations        17


Part II - Other Information

Item 2.     Change in Securities                            19

Item 5.     Other Information                               21

Item 6.     Exhibits and Reports on Form 8-K                22

Signature                                                   22

Part I

Financial Information

Item 1.     Financial Information

The consolidated financial statements for Consolidated Medical Management Company, Inc. (the Company) included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the Company's financial position and the results of its operations for the interim periods presented. Because of the nature of the Company's business, the results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the full fiscal year. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998 (1998 Form 10-KSB).

The consolidated financial statements included herein have been subjected to a limited review by Roberts, Cherry and Company, independent accountants for the Company, whose report is included herein.

Consolidated Medical Management, Inc.
(A Montana Corporation)
Consolidated Balance Sheets
(Unaudited)

                                September 30, 1999          December 31, 1998
Assets
Current Assets
     Cash                               $ 39,218           $ 25,540
     Receivables , net                   332,377            166,869
     Inventory                             7,337
     Prepaid Expenses                      8,844              4,315
     Notes Receivable                    116,000            140,673
          Total Current Assets           503,776            337,397

Property  and Equipment, net             328,389            336,298
Other Assets                             865,947            139,743
               Total Assets           $1,698,112           $813,438


Liabilities and Stockholders' Equity
(Deficit)
Current Liabilities
     Notes Payable - Current Portion    $527,102            $88,532
     Capital Lease Obligation Payable
      - Current Portion                   87,860             83,406
     Convertible Debentures and Notes
      Payable - Current Portion          465,000            415,000
     Accounts Payable                    477,716            140,456
     Accrued Expenses                     78,360            138,101
          Total Current Liabilities    1,636,038            865,495

Long Term Liabilities
     Notes Payable - Long Term Portion         -              2,613
     Capital Lease Obligation Payable
      - Long-Term Portion                154,940            221,156
          Total Long Term Liabilities    154,940            223,769

               Total Liabilities       1,790,978          1,089,264

Stockholders' Equity
(Deficit)
     Common Stock
      $.001 par value, 50,000,000
      shares authorized, 7,932,587
      shares issued and  outstanding
      as of September 30, 1999 and
      5,496,057 shares issued and
      outstanding as of December 31,
      1998                                 7,933              5,496
     Additional Paid-in-Capital        2,689,025          1,854,173
     Retained Earnings (Deficit)      (2,789,824)        (2,135,495)
          Total Stockholders' Equity
           (Deficit)                     (92,866)          (275,826)
Total Liabilities and Stockholders'
Equity (Deficit)                      $1,698,112           $813,438


The accompanying notes and are an integral part of the consolidated financial statements.

Consolidated Medical Management, Inc.
Baton Rouge, Louisiana
Consolidated Statements of Operations
(Unaudited)

                                Three Months Ended           Nine Months Ended
                                   September30,                 September30,
                                1999          1998           1999          1998

Revenues                    $457,368         $282,832   $1,104,211    $629,537

Operating Expenses
     Personnel Costs         458,401          119,192      781,433     310,536
     Bad Debt Expense              -           86,772            -      86,772
     Consulting               51,876           99,324      255,194     142,409
     Commissions                   -           58,333            -      58,333
     Depreciation and
      Amortization            34,122           11,991       98,472      19,455
     Educational                   -            5,859            -       9,158
     Legal and Professional   50,597           11,370      305,877      34,825
     Office Expense           66,183           50,533      155,928      89,453
     Occupancy                22,738           13,516       43,817      27,208
     Transportation            4,342           21,328       37,474      21,328
  Total Operating Expenses   688,259          478,218    1,678,195     799,477

Income (Loss) from
 Operations                 (230,891)        (195,386)    (573,984)   (169,940)

Other Income
(Expenses)
     Merger and Acquisition
      Expenses                     -         (230,000)           -    (270,000)
     Other                      (200)            (464)           -       5,773
     Interest Expense        (29,007)         (13,151)     (76,869)    (25,462)
     Interest Income           1,853              276        5,329         280
                             (27,354)        (243,339)     (71,540)   (289,409)

Income (Loss) before
 Income Taxes               (258,245)        (438,725)    (645,524)   (459,349)

Income Tax Expense                 -            5,288            -       1,496

Net Income (Loss)          $(258,245)       $(444,013)   $(645,524)  $(460,845)

Net Income (Loss) per
 Share                      $(0.0461)         $(0.126)    $(0.0963)    $(0.131)

Consolidated Medical Management, Inc.
Baton Rouge, Louisiana
Consolidated Statements of Cash Flows
(Unaudited)

                                              Nine Months Ended September 30,
                                                    1999          1998
Cash Flows from Operating Activities:
     Net Income (Loss)                         ($ 645,524)       ($460,845)
     Adjustments to Reconcile Net
      Income (Loss)  to Net Cash Provided
      by Operating Activities:
     Depreciation and Amortization                 98,924           19,455
     Deferred Income Tax Expense                        -           (1,496)
     Non Cash Consulting and Services
      Paid by Stock Issue                         391,959          348,578
     (Increase) Decrease in Receivables          (165,508)         (15,624)
     (Increase) Decrease in Prepaid Expenses       (4,529)               -
     (Increase) Decrease in Other Assets           53,646          (32,710)
     Increase (Decrease) in Accounts Payable      337,261           28,218
     Increase (Decrease) in Advances from and
      accounts payable to related parties               -          (53,614)
     Increase (Decrease) in Accrued Expenses      (59,741)          27,637
     Increase (Decrease) in Income Taxes Payable        -           (3,380)
     Increase (Decrease) in Deferred Income Taxes       -            4,876
     Net Cash Provided (Used) by Operating
      Activities                                    6,488         (138,905)

Cash Flows from Investing Activities:
     Issuance of Notes Receivable                       -         (136,866)
     Payment on Notes Receivable                   24,673           10,134
     Purchases of Property, Plant and Equipment    (3,678)        (407,925)
     Net Cash Provided (Used) by Investing
      Activities                                   20,995         (534,657)

Cash Flows from Financing Activities:
     Repayment of Loans to Shareholder and Short
      Term Debt                                                    (15,000)
     Proceeds from Issuance of Debentures and
      Convertible Notes                           100,000          440,000
     Issue Debt for Capital Leases                                 319,148
     Repayment of Debentures                      (50,000)            -
     Proceeds from Stock Issuance                      -              -
     Proceeds from Issuance of Debt                    -            10,000
     Payments on Long-Term Debt                   (63,805)          (2,258)
     Net Cash Provided (Used) by Financing
      Activities                                  (13,805)         751,890

Net Increase (Decrease) in Cash                    13,678           78,328

Cash, Beginning of period                          25,540           34,415
Cash, end of period                               $39,218         $112,743

Supplemental Disclosure of Cash Flow Information
     Cash Paid During the Year for:
          Interest                                $29,007         $ 27,367
          Income Taxes                            $    -          $   -

Supplemental Disclosure of Non-Cash Financing Information
     In the nine months ended September 30, 1999, the Company issued common stock for consulting services rendered totaling $233,087.


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

Receivables - The Company, through it's Louisiana and Nevada subsidiaries, grants credit through trade receivables to its customers, all of whom are home health care providers in the state of Louisiana and individual patients in Nevada. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. As of year-end, the company reviewed its receivables. Those receivables where collection was deemed questionable were charged off. A further review of receivables indicated no additional allowance was necessary for the remaining accounts.

Inventories - Inventories generally consist of supplies used in the normal course of providing medical management services, and are valued at the lower of cost or market, using the specific identification method.

Cash Flows and Concentration of Credit Risk - For purposes of the statement of cash flows, the Company considers all highly liquid investments that are readily convertible to known amounts of cash and that have an original maturity of three months or less to be cash equivalents. Cash consists principally of demand deposits at commercial banks. These balances, as reflected in the bank's records, are insured by the Federal Deposit Insurance Corporation up to $100,000. At September 30, 1999 and December 31, 1998, the Company's deposits did not exceed the insured limits.

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

Note  2     Receivables
Receivables consist of the following:
                                             1999                  1998
Management Fees, Service billings     $     341,471          $     188,484
Advances to Trinity Billing                     -                   13,564
Interest                                      7,512                  3,478
Other                                         9,934                  1,447
                                            358,917                206,973
Less:  Allowance for Uncollectible Accounts (26,540)               (40,104)
                                      $     332,377          $     166,869

Note  3     Notes Receivable
                                             1999                  1998
Note Receivable from Spectrum Financial,
Inc., a related party, in the
original amount of $15,000, with interest
at 6%, principal and interest due
June 30, 1999, unsecured.             $     15,000          $       15,000

Note Receivable from Jaguar
International, Inc., a related party,
in the original amount of $100,000,
with interest at 6%, principal and
interest due June 30, 1999, unsecured.     100,000                 100,000

Note Receivable from Louisiana Mobile
Imaging, Inc. in the original amount of
$75,000, with interest at 0%, principal
due December 1, 1998, secured by a
pledge of receivables.                           -                  24,673


Note  3     Notes Receivable (continued)

Note Receivable from an individual in the
original amount of $1,000, with
interest at 6%, principal and interest
due November 13, 1999, unsecured.            1,000                   1,000
Total Notes Receivable                     116,000                 140,673
Less Current Portion                      (116,000)               (140,673)
Long Term Portion of Notes Receivable      $     -               $     -


Note  4     Property, Plant and Equipment
                                             1999                    1998
Furniture                                  $     6,721           $     6,721
Equipment                                      103,758                30,297
Automotive                                      14,640                 3,600
Assets under Capital Lease                     399,175               399,175
                                               524,294               439,793
Less Accumulated Depreciation (including
$172,316 of accumulated amortization
of capital lease assets)                      (195,905)             (103,495)

Property, Plant and Equipment - Net        $   328,389           $   336,298

Note 5     Other Assets
                                              1999                   1998
Prepaid Consulting Agreement (net of
accumulated amortization of $28,000 and
10,000, respectively)                      $    92,000           $   110,000
Goodwill                                       775,005                  -
Deposits                                         4,297                 2,684
Other                                            2,077                27,059
                                           $   879,379           $   139,743

The Company recognized Goodwill in the acquisition of Nevada Resort Medical Services, Ltd. Goodwill will be amortized over the expected life of the assets acquired, ten years on a straight-line basis.

Note 6     Lease Commitments
During the period ended September 30, 1999, the Company leased its main administration office facilities under operating leases, which expired June 1998 and August 1998. Thereafter the office space has been rented on a month-to-month basis. Monthly rent for the office space totals $600. Lease expense for the nine-month periods ended September 30, 1999 and 1998 totaled $2,806 and $10,200, respectively.

The Company also is leasing remote office space for its subsidiary, IDSI, from a related party, Jaguar International, Inc. under a monthly operating lease of $1,700 monthly. Total rent expense for the nine-month period ended September 30, 1999 was $15,300. The Company also leases office space in Baton Rouge for its subsidiary, PMSI. The lease is for one year beginning May 1, 1999 with monthly installments of $1,318, totaling $5,272 for the nine months ended September 30, 1999.

The Company is also leasing equipment used by it's subsidiary, IDSI, under operating leases with total monthly lease expense payments of $842. The leases are for thirty-six (36) months, and expire in September and October 2001. Total lease expense for the nine-month period ended September 30, 1999 was $2,526.

The Company also leases office space for the use of one of its officers in San Antonio, Texas under an operating lease. The lease is on a month-to-month basis with monthly rental of $200. Total rent paid in the third quarter of 1999 was $600 and $1,800 for the nine months ending September 30, 1999..

The Company also leases other office and transportation assets, notably a copier, two vans and phone system, under non-cancelable operating leases expiring through September 2000. Lease expense for the nine-month period ended September 30, 1999 totaled $12,000.

At September 30, 1999, future minimum lease payments under long-term non-cancelable leases for succeeding fiscal periods is as follows:

1999, through December 31,      $     8,178
2000                                 18,114
2001                                  7,926
Thereafter                                -
Total                           $    34,218


Note  7     Notes Payable
                                             1999                  1998
Note payable to GE Capital financing
the phone system, in the original amount
of $10,222, dated September 16, 1997,
payable in thirty-nine installments of
$341 with interest at 12.5%, secured by
a pledge of the phone system.             $     4,102          $     6,145

Six (6) notes payable to Spectrum
Financial, Inc., a related party of the
Company, dated September 29, 1998, due
July 29, 1999, interest at 10%, payable
on maturity, unsecured                         85,000               85,000

Note payable to individuals from the
acquisition of Nevada Resort Medical
Services and Practice Management Group,
dated June 4, 1999, payable on or
before August 4, 1999 with interest at
10.0%, secured by a pledge of the
Company's stock interest in the
acquired companies.                           438,000
Total Notes Payable                           527,102              91,145
Less: Current Portion                        (527,102)            (88,532)
Long-Term Portion                           $     -           $     2,613

Maturities of Notes Payable over the
next five twelve month periods are:
1999-2000                                   $ 527,102
2000-2001                                         -
After                                             -
                                            $ 527,102

Note  8          Capital Leases
                                                1999               1998
Equipment Capital Leases Payable to
leasing companies in original amounts
totaling approximately $399,176, payable
in monthly installments ranging from
twenty-four to sixty months, totaling
$10,133 ($9,572 beginning February 1,
1999), with implicit interest rate of
twelve (12%) percent, through March
2003.  These leases are secured by pledges
of imaging equipment and related
transportation vehicles with original
cost totaling approximately $400,000 as
of December 31, 1998.  These vehicles are
included in company owned assets
described as Capital Lease Assets.       $     242,800        $     304,562
  Less: Current Portion                        (97,592)             (83,406)
     Long-Term Portion                   $     145,208        $     221,156

Following is a schedule of minimum lease payments under Capital
Leases:
1999                         $     28,716
2000                              114,863
2001                               84,588
2002                               46,431
2003                               11,608
After                                   -
Total Payments                    286,206
Less: Interest included therein   (43,406)
Net Payments                 $    242,800

Maturities of Capital Lease Obligations payable in subsequent fiscal years ending December 31, are as follows:
1999                         $     28,692
2000                               93,286
2001                               74,104
2002                               42,262
2003                                4,456
After                                   -
                             $    242,800


Note  9     Convertible Debentures and Notes Payable

The Company issued convertible debentures in 1998 that are subordinated to bank debt and secured leases. The debentures are otherwise unsecured but are given a preference over unsecured debt. The debentures include interest at fifteen (15%) percent, interest is payable in monthly installments. Each debenture has a conversion right for each holder to convert the debenture principal to shares of the Company's common stock at $2.50 per share or sixty (60%) percent of the bid price, whichever is greater on the date of conversion. Accrued interest and any principal amount not converted to shares of stock will be paid in cash at conversion. As of September 30, 1999, the company had issued and outstanding $140,000 in debentures. The debentures are due one year from date of issue. All debentures issued are due in 1999.

The Company issued convertible promissory notes payable in 1998. The notes are unsecured and include interest at ten (10%) percent, interest is payable in monthly installments. Each note has a conversion right for each holder to convert the note's unpaid principal to shares of the Company's common stock based on $2.50 per share, or a total of 90,000 at the note holder's discretion. Accrued interest and any principal amount not converted to shares of stock will be paid in cash at conversion. As of September 30, 1999, the company had issued and outstanding $325,000 in debentures. The notes were due July 31, 1999.

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

Note 10     Income Taxes

The provision for income taxes for nine months ended September 30, 1999 and 1998 consists of the following:

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


Note 11     Common and Preferred Stock

Common Stock
The Company's common stock is $0.001 par value, 50,000,000 shares are
authorized as of September 30, 1999 and December 31, 1998.   As of September
30, 1999 and December 31, 1998, the Company had 7,932,587 and 5,496,057 shares issued and outstanding, respectively.

Preferred Stock
In 1998, the Company amended its articles to authorize Preferred Stock. There are 20,000,000 shares authorized with a par value of $0.001. The shares are non-voting and non-redeemable by the Company. The Company further designated two series of its Preferred Stock: "Series 'A' $12.50 Preferred Stock" with 2,159,193 shares of the total shares authorized and "Series 'A' $8.00 Preferred Stock," with the number of authorized shares set at 1,079,957 shares. As of September 30, 1999 and December 31, 1998 there are no shares issued and outstanding.

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


Note 12     Earnings per Share

Earnings per share for the nine-month period ended September 30, 1999 is computed as follows:

                                      Income        Shares       Per-Share
                                    (Numerator)  (Denominator)     Amount

Net Income (Loss)                   ($645,524)

Basic EPS
Income (Loss) available to
 common stockholders                 (645,524)      6,704,332     ($0.0963)

Effect of Dilutive Securities
Convertible Debt                          -             -

Diluted EPS
Income (Loss) available to
 common stockholders                ($645,524)      6,704,332     ($0.0963)


Earnings per share for the nine months period ended September 30, 1998 is computed as follows:
                                      Income         Shares       Per-Share
                                    (Numberator)   (Denominator)    Amount

Net Income (Loss)                   ($460,845)

Basic EPS
Income (Loss) available to
 common stockholders                 (460,845)      3,517,168     ($0.1310)

Effect of Dilutive Securities
None                                     -              -

Diluted EPS
Income (Loss) available to
 common stockholders                ($460,845)      3,517,168     ($0.1310)


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


Note 13     Commitments and Contingencies
In the opinion of management, there are no contingent claims or litigation against the Company, which would materially affect its financial position at September 30, 1999.

The Management service contracts that the Company has with the home health care agencies it served include a provision that allows the Company's client to recover the amount paid by the client from the management fees paid to the Company if the client is required to repay any fees it receives, due to actions or services provided by the Company.


Note 14     Economic Dependence
During the nine month period ended September 30, 1999, approximately forty-four (44%) percent of the Company's total operating income was earned under management contracts with one major customer. The contract, which had a term of one year, ending December 31, 1999, renewable annually, was cancelled after the third quarter. The effect on the renegotiations to reinstate the contract are not known at this time.


Note 15     Related Party Transactions
During the three months and nine months periods ended September 30, 1999, the Company paid fees totaling $85,922 and $35,799, respectively, in the form of cash and stock, to related companies and individuals that own stock in the Company and provided services to the Company. Included in this total of fees are amounts paid as follows:

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

The Company engaged Spectrum Financial, Inc., which is owned by two of the Company's shareholders who collectively own approximately fifteen percent of the Company's outstanding common stock as of September 30, 1999, to provide consulting services. Such consulting services have included identifying potential targeted companies for acquisition, and negotiating such transactions. Spectrum is then paid fees, either in cash or by the issuance of the Company's stock. In 1999, the Company paid Spectrum fees totaling $36,800 for such services.

The Company has also agreed to pay Spectrum commissions in connection with its services rendered in identification of specific targets for acquisition, whether the targeted company is acquired or not.

The Company also has notes payable totaling $85,000 payable to Spectrum Financial, Inc. as of September 30, 1999. The notes are unsecured. See Note
7. As of September, the Company has accrued $6,261 in interest payable on these notes and has recorded $6,357 in interest expense.

The Company holds a note receivable from Jaguar International, Inc., which owns approximately forty-four (44%) percent of the outstanding stock as of September 30, 1999, in the amount of $100,000. The Company also holds a note receivable from Spectrum Financial, Inc. in the amount of $15,000 as of September 30, 1999.

The Company also has included in accounts payable, $6,261 payable to Spectrum Financial, Inc. for cost reimbursements due. Accounts Payable also includes $50,262 due to companies controlled by the Company's major stockholder, for consulting services rendered and fees incurred by these companies on behalf of the Company.

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


Note 18     Fair Values

The Company has a number of financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at September 30, 1999 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet.


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

REPORT OF INDEPENDENT ACCOUNTANTS


The Board of Directors
Consolidated Medical Management, Inc.
(A Montana Corporation)
Baton Rouge, Louisiana


We have made a review of the consolidated balance sheet of Consolidated Medical Management, Inc. as of September 30, 1999, and the related consolidated statements of operations and cash flows for the nine-month periods ended September 30, 1999 and 1998, in accordance with standards established by the American Institute of Certified Public Accountants. These financial statements are the responsibility of the Company's management.

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

ROBERTS, CHERRY and COMPANY

A Corporation of
Certified Public Accountants
Shreveport, Louisiana
November 15, 1999

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


RESULTS OF OPERATIONS

For the Nine Month Period Ended September 30, 1999

For the nine months ended September 30, 1999, the Company recognized net loss of ($645,524), (with loss per share of ($0.0963) per common share). During this period, the Company, since the acquisition of Consolidated Medical Management, Inc. (the private Louisiana company) by the public Company (formerly Golden Maple Mining and Leaching, Inc.), has aggressively pursued acquisitions of related medical service providers and other entities that, once acquired, it is believed, will add to its ability to provide medical services. The following principal factors contribute to these results. For the period ended September 30, 1999, the Company recognized the operations of its wholly-owned Louisiana subsidiaries, Independent Diagnostic Services, Inc., Psychiatric Management Services, Inc. (PMSI) and its Nevada subsidiaries Nevada Resort Medical Services, Ltd. (NRMS) and Practice Management Services of Nevada, Inc. (PMSN) with consolidated operating revenue of $1,104,211 for the nine months compared to $457,368 for the three-month period ended September 30, 1999.

Operating revenues are composed of management fees associated with providing services, under contract, to various home-health providers and PHP (Partial Hospital Programs), primarily located in southern Louisiana and the fee income from delivery of diagnostic and transportation services associated with the health care industry, also in Louisiana and the delivery of medical services billings on behalf of Nevada physicians. Changes in the home health care industry caused the Company to shift its emphasis away from home health care and toward the PHP program, and to other medical management programs, which the Company expects will be more profitable.

For the nine-month period ended September 30, 1999, the Company incurred operating costs associated with the production of revenue totaling $1,678,195 composed of $688,259 in the three months ended September 30, 1999 versus $989,936 incurred in the first two quarters of 1999. The most significant elements of operating expenses are personnel costs totaling $781,433 for the nine months ended September 30, 1999 compared to $458,401 for the third quarter and $323,052 for the prior two quarters. Personnel costs include the professional wages of the personnel who deliver the health-care services required by the contracts and related administrative salaries and benefits. The increases recognized in the third quarter are tied to the introduction of NRMS to the Company and are related to the revenue generated thereby.

Another significant operating cost is consulting fees paid in connection with the medical management performed by the Company. These costs totaled $255,194 for the nine-month period ending September 30, 1999. In the three quarters ended September 30, 1999, the Company incurred legal and professional fees totaling $305,877 primarily associated with filings and legal matters on stock related issues and the Company's acquisitions in 1999. The Company incurred office expense totaling $155,928 for this nine-month period

The Company is actively pursuing several medical services related acquisitions that will allow the Company to significantly expand its delivery of medical management and consulting services. The Company has targeted several medical management companies that are actively negotiating with to acquire and enable the Company to enter more profitable service delivery areas.


FINANCIAL CONDITION

Liquidity and Capital Resources

As of September 1999, the Company sold a total of $550,000 in convertible and subordinated debentures ($465,000 remains as of September 30, 1999). The debentures are subordinated to bank debt and secured leases and are due within one year of issue. The debentures are otherwise unsecured but are given a preference over unsecured debt. The debentures include interest at fifteen (15%) percent, payable in monthly installments. Each debenture has a conversion right for each holder to convert the debenture principal to shares of the Company's common stock at the greater of $2.50 per share or ninety (90%) percent of the bid price, whichever is greater on the date of conversion. Accrued interest and any principal amount not converted to shares of stock will be paid in cash. A consultant to the Company, and a stockholder, Spectrum Financial, Inc. entered into an agreement with the Company whereby it assumed the Company's obligation to exchange shares it owned upon request of conversion by a debenture holder.

The Company had cash of $39,218 as of September 30, 1999 and receivables totaling $332,377 from customers. Management has reviewed the collectibility of these accounts, and determined that the collection is probable.

The Company has advanced funds to Jaguar, Inc. (a shareholder), Spectrum Financial, Inc. (a shareholder) and Southern Properties Management, Inc. in the form of notes receivable totaling $116,000 as of September 30, 1999. The terms of the notes call for the Company to be paid interest of 6%, were due June 30, 1999 and are unsecured. Management believes these amounts to be collectable, and intends to renegotiate the terms.

The Company's accounts payable and accrued expenses total $556,076 as of September 30, 1999. This compares to $278,557 as of December 31, 1998. The Company's obligations under these accounts have aged since December 31, 1998, with approximately $300,000 of these amounts owed for more than ninety days, as a result of the continued liquidity problems the Company faces.

The Company is considering various means to obtain long-term financing to support its acquisition plans and current operation requirements. However, the Company's ability to fund its obligations under its remaining debentures and notes payable, with over $465,000 due in the next one hundred twenty days, is not certain without additional long-term financing or capital injection. The Company's total obligations due within the next one hundred twenty days is approximately $1,550,000, exclusive of obligations under capital leases and other operating lease obligations.


PART II
OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

Since the end of the fiscal year ended December 31, 1998, and through the end of the quarter ended September 30, 1999, the Company has sold the following shares of common stock of the Company without registration under the Securities Act of 1933:

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

j     On April 29, 1999 the Company issued 2,000 shares of common stock to Mr.
Tim Von Scheele, a consultant to the Company. The shares were issued for consulting services in identifying targets for acquisition and are valued at $1,000 based on 50% current market price.

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


Item 5. Other Information

Changes in Management

The following table sets forth the current executive officers and directors of the Company:

Director
Name               Age     Position(s)                         Since
Douglas M. Kemp     __     Chairman, President and CEO          1999
Dale L. Bachman     51     Director                             1998
Sunni M. Wooley     23     Director                             1998
Peggy D. Behrens    43     Director and Secretary               1998
Lynn Simon, M.D.    48     Director                             1998


Douglas M. Kemp - Mr. Kemp has over thirty years of experience in management and consulting for medical related companies and financial institutions. Mr. Kemp has extensive experience in factoring and financing of medical receivables, and has served as Chief Executive Officer of Hospital Information Services, Inc., that provided administration and receivable factoring for 1,000 physicians and 32 hospitals. He also served as Director of mergers and acquisitions for Affiliated Computer Systems, Inc.

All of the other officers have previously reported their biographical information.

The Company presently has no employment contracts with any of its executive officers. The Company does not currently anticipate negotiating and entering into employment contracts with such persons.
Mr. Jack London, who was the Chairman and COO of the Company, resigned effective October 5, 1999.

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

Consolidated Medical Management, Inc.


___________________________________________
By - Douglas M. Kemp, President, Chairman and CEO

Date:  November 19, 1999