Form 10KSB
period 1999-12-31
CONSOLIDATED MEDICAL MANAGEMENT INC
filed 2000-04-18
CIK 700815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549


Form 10-KSB

(Mark One)

 [X]     ANNUAL  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1999.

 [  ]     TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 For the transition period from _______ to ________

Commission File Number: 2-89616

Consolidated Medical Management, Inc.
(Exact name of Registrant as specified in charter)


Montana                                           82-0369233
State or other jurisdiction of                IRS Employer I.D. No.
incorporation or organization

11829 Florida Blvd, Baton Rouge, LA                 70815
(Address of principal executive offices)          (Zip Code)


Issuer's telephone number, including area code:                (504) 292-3100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
None                                   N/A

Securities registered pursuant to Section 12(g) of the Act:

Title of each class                    Name of each exchange on which registered
None                                   N/A

Check whether the Issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [X]
No [  ]     (2) Yes [X]   No [  ]
Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.   [X]

State issuer's revenues for its most recent fiscal year:           $1,027,387


State the aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: The aggregate market value of the voting stock held by non-affiliates of the Registrant computed by using the closing has been determined to be $ 2,413,826 as of March 29, 2000 based on the closing price $0.30 per share.

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At March 29, 2000 there were 10,096,087 common shares of the Registrant outstanding. At December 31, 1999, there were 8,046,087 common shares of the Registrant outstanding.

Documents Incorporated by Reference: (1) Any annual report to security holders - None; (2) Any proxy or information statement - None; (3) Any prospectus filed pursuant to Rule 424(b) or (c) under securities Act of 1993
- None.

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

On July 10, 1998, the Company purchased 100% of the outstanding stock of Independent Diagnostic Services, Inc. ("IDSI") (formerly United Medical Services Corporation) in exchange for issuance of 20,000 shares of the Company. Independent Diagnostic Services, Inc. provides diagnostic ultrasound imaging services to physician offices, clinic, hospital, and skilled nursing facilities, and also provides mobile laboratories that will enable services to be provided for communities with limited access to technologists, hospitals and diagnostic laboratories.

On September 1, 1998, the Company entered into an Asset Purchase Agreement to purchase certain assets of Louisiana Mobile Imaging, Inc., a Louisiana corporation ("LMI") owned and controlled by David Cooper and Michael Firth. The Agreement, as amended effective September 17, 1998, provided for the issuance of 100,000 shares of common stock of the Company to LMI. In return, LMI agreed to transfer to the Company a Medicare provider number and a note receivable in the amount of $75,000. Also, LMI agreed to sublease certain imaging equipment and vehicles leased by LMI pursuant to lease/purchase agreements with outside leasing companies, and to grant to the Company the option to purchase such equipment for nominal consideration upon the completion of the lease/purchase agreements. The closing of the Asset Purchase Agreement was held on September 1, 1998, and the assets were transferred, the stock was issued, and the sublease was granted. The number of shares issued by the Company in this acquisition was based upon the amount of revenues of LMI for the period ended October 31, 1998, and an assumed or agreed value of the common stock of the Company for purposes of this transaction only of $0.75 per share. Michael W. Sciacchetano, a consultant for LMI, and the former sale shareholder of Independent Diagnostic Services, Inc. (see above), will also provide consulting services for the Company in connection with the assets purchased in the transaction.


(b)     Business of the Company

During 1999, since the acquisition of Consolidated Medical Management, Inc. (Louisiana) (hereafter referred to as "CMMI-LA") the Company initially focused its efforts on the continuation of the business services offered by CMMI-LA
 . These services focused on the delivery of turn-key management services for the home health industry, predominately in south Louisiana.

With the acquisition of IDSI, the Company expanded its services to provide diagnostic ultrasound imaging services to physician offices, clinics, hospital and skilled nursing facilities, and also provides mobile laboratories that will enable services to be provided for communities with limited access to technologists, hospitals and diagnostic laboratories.

The Company then formed a subsidiary, Psychiatric Medical Services ("PMSI") to operate a partial-unit mental services hospital in an existing hospital environment. This unit has operated since June 1998. This service is very susceptible to changes in funding under federal and state Medicare and Medicaid rules as well as the funding priorities of these agencies.

The Company employs 2, of which 2 are considered full-time employees.

During the year ended December 31, 1999 and 1998, approximately forty-seven (47%) percent of the Company's total operating income was earned under management contracts with one major customer. The contracts have a term of one year, ending December 31, 1998, renewable annually. The customer advised the Company in July 1999 that they would cancel the contract. This left the Company with no operations from this customer as of December 31, 1999

     Acquisition of Nevada Resort  Medical Services, LLC

On June 4, 1999, the Company acquired all of the outstanding ownership interests of Nevada Resort Medical Services, LLC, in exchange for the issuance of 200,000 shares of the Company's common stock and payment $238,000 in cash or notes. Pursuant to the purchase, the Company issued notes payable totaling $238,000 dated June 4, 1999, due in full on August 4,1999, bearing 10% interest and secured by a pledge of the interest acquired in this purchase. The Company has cancelled this contract and wrote off the notes payable due to non performance of the Nevada Resort Medical Services, LLC to turn over required records as required by the contract.

     Acquisition of Practice Management Group

On June 4, 1999, the Company also acquired all of the outstanding ownership interests of Practice Management Group in exchange for the issuance of 190,000 shares of the Company's common stock and payment of $200,000 in cash or notes. Pursuant to the purchase, the Company issued notes payable totaling $200,000 dated June 4, 1999, due in full on August 4,1999 bearing 10% interest and secured by a pledge of the interest acquired in this purchase. The Company has cancelled this contract and wrote off the notes payable due to non-performance of the Practice Management Group to turn over required records as required by the contract.

The Company has signed contracts to acquire two MRI centers in Houston Texas. Details of the contracts are as follows:

     On December 14, 1999, a contract was signed between the Company and Diagnostic Imaging Specialties, Inc. ("Diagnostic") in Angleton Texas to acquire all of the outstanding stock of Diagnostic for $1,500,000 in cash and stock. The Company is currently performing MRI imaging services and produced revenues of $ 1,802,285 in 1999 and a net income of $61,449. The contract is subject to the Company obtaining financing. Sterling Bank in Houston, Texas has approved the loan and closing is expected in April 2000.

     On December 14, 1999, a contract was signed between the Company and Gulf Coast MRI & Diagnostic, Inc. ("Gulf Coast") in Clear Lake City, Texas to acquire all of the outstanding stock of Gulf Coast for $4,000,000 in cash and stock. The Company is currently performing MRI imaging services and produced revenues in excess of $4,000,000. The contract is subject to the Company obtaining financing.

The Company has received a commitment letter from The Belgravia Fund LTD to pledge 10 million dollars in "blue-chip" stock as additional collateral on the loans referenced above. The loan for the acquisition of Diagnostic has been approved and expected to close before the end of April 2000.

The Company is actively perusing acquisitions in the medical services field and with the acquisitions they are expected to be profitable after the acquisitions are completed.

The selection of a business opportunity in which to participate is complex and risky. Additionally, as the Company has only limited resources, it may be difficult to find good opportunities. There can be no assurance that the Company will be able to identify and acquire any business opportunity based on management's business judgment.

The activities of the Company are subject to several significant risks which arise primarily as a result of the fact that the Company has no specific business and may acquire or participate in a business opportunity based on the decision of management which potentially could act without consent, vote or approval of the Company's shareholders. The risks faced by the Company are further increased as a result of its lack of resources and its inability to provide a prospective business opportunity with significant capital.


Item 2.    Description of Property

Since August 1999, the Company's administrative offices have been located at 11829 Florida Blvd, Baton Rouge, Louisiana. These offices are leased from an unrelated third party under an operating lease on a month-to-month basis.

From 1990 until May 1998, the Company's administrative offices were located at 421 Coeur d'Alene Avenue, Suite 3, Coeur d'Alene, Idaho 83814, which are the offices of Donald L. Hess, the former president and a former director of the Company. Mr. Hess had allowed the Company to use this office space without charge.

Item 3.    Legal Proceedings

None.

Item 4.    Submission of Matters to a Vote of Security
Holders

No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended December 31, 1999.

Part II

Item 5.    Market for Common Equity and Related Stockholder Matters

Since mid 1998, the Company ('Registrant") has been publicly-traded under the symbol "CMMI" on the OTC Bulletin Board which is operated under the supervision of the National Association of Securities Dealers, Inc. The OTC Bulletin Board is a securities market utilizing a sophisticated computer and telecommunications network. Market participants comprise market makers generally dealing in "penny stocks", independent dealers who commit capital and stocks and compete with each other for orders. The OTC Bulletin Board has adopted rules that require companies quoted on its system to be current in their reporting obligations to the SEC, among other things. The Securities and Exchange Commission has adopted rules, such as Rule l5c2-6, which impose restrictions on a broker-dealer's ability to trade in penny stocks. Prior to this, the Company's stock was not traded.

Registrant is authorized to issue Fifty Million (50,000,000) Common Shares, of which approximately 8,096,087 shares are outstanding as of December 31, 1999. In addition, Registrant is authorized to issue Twenty Million (20,000,000) Preferred Shares. No shares of Preferred Stock have been issued. The following table shows the high and low bid of Registrant's Common Stock during the prior year.

1999                     Low Bid          High Bid
First Quarter           $     1/4          $     1/2
Second Quarter          $     1/4          $     1/2
Third Quarter           $     1/4          $     3/8
Fourth Quarter          $     1/4          $     3/8

It should be noted that, in all of the above cases, these prices have been established with a very low trading volume, As a result, a small trading volume may result in significant price fluctuation.

Since its inception the Company has not paid any dividends on its common stock and the Company does not anticipate that it will pay dividends in the foreseeable future.

At December 31, 1999 and March 31, 2000, the Company had approximately 434 and 438 shareholders of record, respectively, as reported by the Company's transfer agent. The transfer agent for the Company is Idaho Stock Transfer Company, P.O. Box 2196, Coeur d'Alene, ID 83816-2196; telephone number (208) 664-3544.

Item 6.    Management is Discussion and Analysis or Results if Operations

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

Since the Company's acquisition of CMMI-LA and the expansion of its operations, the Company has suffered operating losses, totaling ($691,141) for 1999 on gross revenue of $1,027,387 and total operating costs of $1,718,528. This results in a net loss before income taxes for the Company of ($710,333).

The Company's financial condition reflects a deficit in stockholders' equity of ($148,756), a deficit in working capital of ($640,969) with total liabilities of $878,414 and total assets of $729,658.

Currently, management is exploring the opportunities of expanding our involvement in other medical markets.

Liquidity and Capital Resources

Since March 1998, the Company sold a total of $465,000 in convertible subordinated debentures ($465,000 remain as of December 31, 1999 due to conversions, however, the debt has been reissued to Spectrum Financial, Inc.). The debentures are subordinated to bank debt and secured leases and are due within one year of issue. The debentures are otherwise unsecured but are given a preference over unsecured debt. The debentures include interest at fifteen (15%) percent, payable in monthly installments, Each debenture has a conversion right for each holder to convert the debenture principal to shares of the Company's common stock at the greater of $2.50 per share or ninety (90%) percent of the bid price, whichever is greater on the date of conversion. Accrued interest and any principal amount not converted to shares of stock will be paid in cash, A consultant to the Company, and a stockholder, Spectrum Financial, Inc. entered into an agreement with the Company whereby it assumed the Company's obligation to exchange shares it owned upon request of conversion by a debenture holder.

The Company had cash of $13,610 as of December 31, 1999 and receivables from operations totaling $60,134 from customers. Management has reviewed the collectibility of these accounts, and determined that the collection is probable.

The Company has advanced funds to the following related parties: Jaguar, Inc. (a shareholder), Inc. in the form of notes receivable totaling $100,000 during 1999. The terms of the notes receivable call for the Company to be paid interest of 6%, are due June 30, 2000 and are unsecured. Management believes these amounts to be collectable.

In July 1998, the Company issued stock to acquire certain of the assets of Louisiana Mobile Imaging, Inc. ("LMI"). Included in these assets were a note receivable of $75,000 and the sublease of certain capital assets which are classified as capital leases to the Company.

In December of 1999, the Organization that had sub-leased the equipment to the Company for operations picked up the three of the four pieces of imaging equipment. Since the Organization defaulted in its agreement to provide the equipment, the Company has written off the three units that are not in its possession. The balance of the one unit is shown as a current liability until final arrangements are made the Organization

The Company has financed its operations through incurring the following debt obligations:

     Note payable to GE Capital, financing the phone system, in the original amount of $10,222, dated September 16, 1997, payable in thirty-nine installments of $341 with interest at 12.5%, secured by a pledge of the phone system;

     Six (6) notes payable to Spectrum Financial, Inc., a related party of the Company, dated September 29, 1998, due July 29, 2000, interest at 10%, payable on maturity, unsecured;

     The Company issued convertible debentures in 1998 that are subordinated to bank debt and secured leases. The debentures are otherwise unsecured but are given a preference over unsecured debt. The debentures include interest at fifteen (15%) percent, interest is payable in monthly installments. Each debenture has a conversion right for each holder to convert the debenture principal to shares of the Company's common stock at the greater of $2.50 per share or ninety (90%) percent of the bid price, whichever is greater on the date of conversion. Accrued interest and any principal amount not converted to shares of stock will be paid in cash at conversion. As of December 31, the company had issued and outstanding $190,000 in debentures. The debentures are due one year from date of issue. All debentures issued in 1998 were due in 1999.

     The Company issued convertible promissory notes payable in 1998.
The notes are unsecured and include interest at ten (10%) percent, interest is payable in monthly installments. Each note has a conversion right for each holder to convert the note's unpaid principal to shares of the Company's common stock based on $2.50 per share, or a total of 90,000 at the note holder's discretion. Accrued interest and any principal amount not converted to shares of stock will be paid in cash at conversion. As of December 31, the company had issued and outstanding $225,000 in debentures. The notes were due July 31, 1999.

As of December 31, 1999, the Company has incurred trade payables and accrued compensation and personnel costs totaling $250,039.

Item 7.    Financial Statements

The financial statements of the Company are attached to this annual report.


Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

In March of 2000 the Company appointed the firm of Clyde Bailey P.C. as the Company's principal auditor. There were no accounting disagreements with the prior auditing firm.

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

(a) The following table sets forth the current executive officers and directors of the Company:

Director
Name                     Age          Position(s)                    Since

Douglas M Kemp.          56          Chairman, President and CEO      1999
Peggy D. Behrens         43          Director and Secretary           1998
Lynn Simon, M.D.         48          Director                         1998

Set forth below is information concerning the business experience during the last five years of each of the executive officers and directors of the Company (except Ms. Behrens, whose information has been previously reported):

DOUGLAS M KEMP - Mr. Kemp has over thirty years of experience in management and consulting for medical related companies and financial institutions. Mr. Kemp has extensive experience in factoring and financing of medical receivables, and has served as Chief Executive Officer of Hospital Information Services, Inc. that provided administration and receivable factoring for 1,000 physicians and 32 hospitals. He also serves as Director of merger and acquisitions for Affiliated Computer Systems, Inc.

LYNN SIMON, M.D., is a licensed psychiatrist practicing in the State of Louisiana and served on the New Orleans' Mayor's Taskforce on Nutrition from January to December of 1994. Since 1975 he has served as a consultant to various private and state-run health care organizations, and has served as an expert witness in both civil and criminal court cases. Dr. Simon received an M.D. degree from Maharry Medical College in 1972 and a B.S. degree from Morgan State College in 1958.

(b) There are no significant employees other than executive officers above.

(c) There are no family relationships among directors or executive officers of the Company.


Item 10.    Executive Compensation

According to information supplied by the president of the Company, following is a table of compensation awarded to, earned by, or paid to any of the executive officers of the Company or any of its subsidiaries during the year ended December 31, 1999, or the two prior fiscal years.

For Fiscal Year Ending December 31, 1999:
Officer            Position                Base Salary            Bonus Paid
Douglas K Kemp     CEO                     $     30,000    *     $          0
Peggy Behrens      Director                $     63,551          $      5,000

The bonuses paid to Ms. Behrens are paid in the form of stock of the Company which was based on a $2.00 per share value. The salary for Mr. Kemp has been accrued as of December 31, 1999.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

(a)     Security ownership of certain beneficial owners

The following table sets forth certain information furnished by current management concerning the ownership of common stock of the Company as of December 31, 1999, of (i) each person who is known to the Company to be the beneficial owner of more than 5 percent of the Common Stock; (ii) all directors and executive officers; and (iii) directors and executive officers of the company as a group:

Name and Address of  Amount of Beneficial  Nature of Beneficial   Percent of
Beneficial Owner       Ownership(1)           Ownership(1)          Class

Cede & Co.                 1,889,724          Direct               23.49%
P. 0. Box 222                                 Ownership
Bowling Green Station
New York, NY

CJD, Inc.                    400,000          Direct                4.47%
6603 Lost Horizon Dr.                         Ownership
Austin, TX

Jaguar International Corp  2,342,660          Direct               29.12%
13005 Justice Ave                             Ownership
Baton Rouge, LA

Virgil A. Robbins            390,000          Direct                  4.85%
4855 Twin Valley Dr.                          Ownership
Austin, TX


(b)     Security ownership of management

The following table sets forth certain information furnished by current management concerning the ownership of common stock of the Company as of December 31, 1999, of all directors and executive officers and directors and executive officers of the Company as a group:

Name and Address of   Amount of Beneficial   Nature of Beneficial     Percent
Beneficial Owner           Ownership(1)         Ownership(1)          Class

None


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

b) From March to May 1998 CMMI-LA, and then the Company from June to July 1998, issued subordinated convertible debentures totaling $450,000. The debentures are convertible into shares of common stock of the Company at the greater of $2.50 per share or 60% of the bid price on the date of conversion. The Company has entered into an agreement with Spectrum Financial Services, Inc. ("Spectrum"), a Texas corporation and shareholder of the Company, in which Spectrum has agreed to exchange shares it owns in the Company with the debenture holders upon exercise of the conversion option in satisfaction of the Company's obligation under the conversion provisions. Spectrum will then receive an unsecured promissory note from the Company for the face amount of the debentures surrendered. As of December 31, 1999, the Company had issued five promissory notes to Spectrum in the amount of $35,000 for cancellation of debentures in the amount of $35,000.

c) On May 23, 1998, the Company issued 1,850,000 shares of common stock to Sunni M. Wooley for all of the outstanding stock of Consolidated Medical Management, Inc., a Louisiana corporation ("CMMI-LA"). (See Item 5, below.)

d) On August 5, 1998, the Company issued 20,000 shares of common stock to PILL FIT--15435, a trust designated by Michael W. Sciacchetano, the sole shareholder of the acquired company, for all of the outstanding stock of Independent Diagnostic Services, Inc. (formerly United Medical Services Corporation), a Louisiana corporation.

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

i) On December 31, 1998, the Company issued 50,000 shares of common stock to PILL PT-- 15435, a trust designated by Michael W. Sciacchetano, as consideration for continued consulting services provided to the Company.

j) On January 14, 1999 the Company issued 159,995 shares of common stock to Underwrites Trust, controlled by Charles Coburn, Trustee, a consultant of the Company. The shares were issued for consulting services under the Company's Non-Qualified Stock Option Plan dated October 7, 1998.

k) On January 14, 1999 the Company issued 117,999 shares of common stock to Spectrum Financial , Inc., controlled by C. J. Douglas and Virgil Robbins, consultants to the Company. The shares were issued for consulting services under the Company's Non-Qualified Stock Option Plan dated October 7, 1998.

l) On January 14, 1999 the Company issued 239,992 shares of common stock to GCSW Funding Group, controlled by Garvis Wooley, stockholder of the Company. The shares were issued for consulting services under the Company's Non-Qualified Stock Option Plan dated October 7, 1998.

m) On January 19, 1999 the Company issued 306,295 shares of common stock to Rapid Release Research, L.L.C., a contract promotional company engaged by the Company. The shares were issued for promotional marketing consulting services.

n)     On January 21, 1999 the Company issued 5,000 shares of common stock
to          Ms. Antoinette Dipluma, an employee of the Company.  The shares were issued for consulting services.

o) On April 29, 1999 the Company issued 50,000 shares of common stock to Dr. Dale Bachman, an consultant to the Company. The shares were issued for consulting services in identifying targets for acquisition and are valued at $25,000 based on 50% current market price.

p) On April 29, 1999 the Company issued 5,000 shares of common stock to Mr. Curtis W. Poindexter, a consultant to the Company. The shares were issued for consulting services in identifying targets for acquisition and are valued at $2,500 based on 50% current market price.

q) On April 29, 1999 the Company issued 2,000 shares of common stock to Mr. Tim Von Scheele, a consultant to the Company. The shares were issued for consulting services in identifying targets for acquisition and are value at $1,000 based on 50% current market price.

r) On May 14, 1999 the Company issued 230,030 shares of common stock to Mr. David LeClere, an attorney of the Company. The shares were issued for legal representation services rendered to the Company.

s) On May 14, 1999 the Company issued 19,970 shares of common stock to Mr. David LeClere, an attorney of the Company. The shares were issued for legal representation services rendered to the Company.

t) On May 14, 1999 the Company issued 250,000 shares of common stock to Spectrum Financial, Inc., a related party to the Company whose principals are Virgil Robbins and C. J. Douglas, consultants to the Company. The shares were issued for general consulting services and consultations related to new acquisitions of the Company.

u) On May 14, 1999 the Company issued 250,000 shares of common stock to Southern Property Management, Inc., a related party to the Company whose principal is Garvis Wooley, consultant to the Company. The shares were issued for general consulting services and consultations related to new acquisitions of the Company.

v) On May 14, 1999 the Company issued 5,100 shares of common stock to Sunni M. Wooley, the Company's President. The shares were issued for general consulting services and consultations related to new acquisitions of the Company.

w) On May 14, 1999, the Company issued a total of 26,900 shares of common stock to various employees of the Company. The shares were issued for services to the Company.

x) On May 14, 1999, the Company issued 128,249 shares of common stock to Trace Resources, Inc., an independent consultant used in the promotion of the ISDI subsidiary.

y) On June 4, 1999, the Company issued 197,530 shares of common stock to Rapid Resources, LLC a contract promotional company engaged by the Company. The shares were issued for promotional marketing consulting services.

z) On June 4, 1999, the Company issued 250,000 shares of common stock to David LeClere, an attorney of the Company. The shares were issued for legal representation services rendered to the Company.

aa) On June 30, 1999, the Company issued 400,000 shares of common stock to Jack London in exchange for his ownership in Nevada Resort Medical Services, Ltd and Practice Management Group Nevada, which was purchased by the Company. These shares are in review of being cancelled since the acquisitions were not completed.

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

Item 12.    Certain Relationships and Related Transactions

Transactions with Management and Others

On September 1, 1998, the Company entered into an Asset Purchase Agreement to purchase certain assets of Louisiana Mobile Imaging, Inc., a Louisiana corporation ("LMI") owned and controlled by David Cooper and Michael Firth. The Agreement, as amended effective September 17, 1998, provided for the issuance of 100,000 shares of common stock of the Company to LMI. In return, LMI agreed to transfer to the Company a Medicare provider number and a note receivable in the amount of $75,000. Also, LMI agreed to sublease certain imaging equipment and vehicles leased by LMI pursuant to lease/purchase agreements with outside leasing companies, and to grant to the Company the option to purchase such equipment for nominal consideration upon the completion of the lease/purchase agreements. The closing of the Asset Purchase Agreement was held on September 1, 1998, and the assets were transferred, the stock was issued, and the sublease was granted, The number of shares issued by the Company in this acquisition was based upon the amount of revenues of LMI for the period ended October 31, 1998, and an assumed or agreed value of the common stock of the Company for purposes of this transaction only of $0.75 per share. Michael W. Sciacchetano, a consultant for LMI, and the former sole shareholder of Independent Diagnostic Services, Inc. (see Item 2, above), will also provide consulting services for the Company in connection with the assets purchased in the transaction.

To the best of management's knowledge and except as otherwise set forth herein, during the fiscal year ended December 31, 1999, there were no material transactions, or series of similar transactions, since the beginning of the Company's prior fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Description of Preferred Stock

On October 29, 1998, the Company amended its articles of incorporation to authorize 20,000,000 shares of preferred stock (par value $.001). The preferred shares can be issued by the board of directors which has the authority to determine the preferences. limitations, and relative rights of any series of preferred stock issued by the Company. On November 19, 1998, the Company filed articles of amendment creating two series of preferred stock designated as the Series "A" $12.50 Preferred Stock (the "$12.50 Series") and the Series "A" $8.00 Preferred Stock (the "$8.00 Series"). The $12.50 Series consists of 2,159,913 shares of preferred stock, and the $8.00 Series consists of 1,079,957 shares of preferred stock. Each series is identical with the other in its preferences, limitations, and relative rights, except for the conversion price. Both series have a preference over the common shares for non cumulative dividends up to 1% in any fiscal year. Each share of the $12.50 Series is convertible into three shares of common stock of the Company at any time after the common stock of the Company maintains an average bid price per share of at least $12.50 for ten consecutive trading days. Each share of the $8.00 Series is convertible into three shares of common stock of the Company at any time after the common stock of the Company maintains an average bid price per share of at least $8.00 for ten consecutive trading days. Neither series shall have voting rights or will be redeemable by the Company. Each series will have a preference upon liquidation, dissolution, or winding up of the Company up to $5.00 per preferred share of the series, plus any unpaid dividends upon such shares.

Certain Business Relationships

Except as reported above, during the fiscal year ended December 31, 1999, there were no material transactions between the Company and its management or principal shareholders.

Indebtedness of Management

Unless otherwise disclosed herein or in the financial statements, there were no material transactions, or series of similar transactions, since the beginning of the Company's fiscal year ended December 31, 1999, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or- any member of the immediate family of any of the foregoing persons, has an interest.

Transactions with Promoters

In 1999, the Company has engaged the services of Spectrum Financial, Inc. ("Spectrum") and its principals, Virgil Robbins and C. J. Douglas, each of whom is a 5% or greater shareholder, to assist it in the promotion of the Company in the open stock market, In connection therewith, the Company has paid fees under arrangements with Spectrum totaling $39,904.


Item 13.    Exhibits, Financial Statements and Reports on For 8-K


(a) Financial Statements. The following financial statements are included in this report:

Report of Independent Accountants - Clyde Bailey P.C.
Consolidated Balance Sheet
Consolidated Statements of Operations
Consolidated Statements of Changes in Stockholders' Equity (Deficit) Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements


(b)     Exhibits. The following exhibits are included as part of this report:

Exhibit No           Description of Exhibit

11     Statement  re: computation of per share earnings
23     Consent of Independent Auditor
24     General Employment Contract - Douglas M Kemp
25     Stock Purchase Agreement - JM Rebescher and Larry Parker
26     Stock Purchase Agreement - Deborah and Michael McCombs

(c) The following reports on Form 8-K were filed during the last quarter of the year ended December 31, 1999 and subsequently:

None


Consolidated Medical Management , Inc.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   Consolidated Medical Management, Inc.



                                   ____s/Douglas M Kemp___
                                   Chief Executive Officer
                                   April 12, 2000

Exhibit 11

Earnings per share for the year ended December 31,1998 is computed as follows:

                                       Income        Shares         Per-Share
                                     (Numerator)  (Denominator)       Amount

Net Income (Loss)                     ($869,802)

Basic EPS
   Income (Loss) available             (869,802)     3,986,890     ($0.21816)
   to common stockholders

Effect Dilutive Securities               30,417         -
   Convertible Debt

Dilutive EPS                          ($839,385)     3,986,890      ($0.2105)
  Income (Loss) available
  to common stockholders


Earnings per share for the year ended December 31, 1999 is computed as follows:

                                        Income        Shares         Per-Share
                                      (Numerator)   (Denominator)      Amount


Net Income                    $       (710,333)

Basic EPS
   Income (Loss) available            (710,333)          7,356,545   ($0.0916)
   to common stockholders

Effect Dilutive Securities                -               186,000
   Convertible Debt

Dilutive EPS                  $       (710,333)          7,542,545   ($0.0941)
  Income (Loss) available
  to common stockholders


The Company has issued convertible debt that, if fully converted, would have a diluted effect of 186,000 shares. The Company has entered into an agreement with a related party, Spectrum Financial, Inc. whereby Spectrum will exchange shares it controls for the debt issued to convertible debt holders upon the debt holders' exercise of their options. Due to the effect of this agreement, these shares are not considered dilutive for these calculations.

Report of Independent Certified Public Accountant


To the Board of Directors and Shareholders
Consolidated Medical Management, Inc.

We have audited the accompanying consolidated balance sheet of Consolidated Medical Management, Inc. and subsidiaries (Company) as of December 31, 1999 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit. The financial statements of the Company, as of December 31, 1998, were audited by other auditors whose report dated February 5, 1999 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has no operations currently and suffered recurring losses from operations. This is further explained in the notes to financial statements.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and subsidiaries as of December 31 1999, and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.


                                s/ Clyde Bailey
                                   Certified Public Accountant
                                   March 2, 2000

CONSOLIDATED MEDICAL MANAGEMENT, INC.
(A Montana Corporation)
Consolidated Balance Sheet
As of December 31, 1999

ASSETS

Current Assets
     Cash                                $13,610
     Receivables, net                     60,134
     Prepaid Expenses                      8,975
     Notes Receivable                    100,000

          Total Current Assets           182,719

Property and Equipment, net               58,095
Prepaid Acquisition Costs                400,000
Other Assets                              88,844

          Total Assets                  $729,658


LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIT)

Current Liabilities
     Notes Payable-Current Portion       $57,198
     Accounts Payable                    250,039
     Accrued Expenses                     51,451
     Convertible Debentures              465,000

          Total Current Liabilities      823,688

     Notes Payable - Long Term Portion    54,726

          Total Long-Term Liabilities     54,726

          Total Liabilities              878,414

Commitments and Contingencies:             -

Stockholders' Equity
     Common Stock                          8,046
     Additional Paid-in-Capital        2,689,025
     Retained Earnings (Deficit)      (2,845,827)

Total Stockholders' Equity (Deficit)    (148,756)

Total Liabilities and Stockholders'
Equity (Deficit)                        $729,658

See accompanying notes to Consolidated Financial Statements.

CONSOLIDATED MEDICAL MANAGEMENT, INC.
(A Montana Corporation)
Consolidated Statement of Operations
For the Years Ended December 31, 1999 and
1998


                                                    1999          1998

Revenues                                     $1,027,387            $921,502

Operating Expenses
     Personnel Costs                            657,498             619,155
     Bad Debt Expense                           157,791             126,876
     Consulting                                       -             405,919
     Depreciation and Amortization              112,345              21,091
     Educational                                  2,759              11,434
     Legal and Professional                     548,649              92,966
     Office Expense                             179,328             111,731
     Occupancy                                   60,158              36,585

     Total Operating Expenses                 1,718,528           1,425,757

Income (Loss) from Operations                  (691,141)           (504,255)

Other Income (Expenses)
     Lease Equipment Returned                    55,386                -
     Merger and Acquisition Expenses            (12,991)           (302,850)
     Other                                            -             (25,925)
     Interest Expense                           (68,469)            (46,575)
     Interest Income                              6,882               4,006

                                                (19,192)           (371,344)

Income (Loss) before Income Taxes              (710,333)           (875,599)

Income Tax Expense (Benefit)                          -              (5,797)

Net Income (Loss)                             $(710,333)          $(869,802)

Net Income (Loss) per Share                   $ (0.0966)          $ (0.2182)

Weighted Average Number of Shares             7,356,545           3,986,890

See accompanying notes to Consolidated Financial Statements.

CONSOLIDATED MEDICAL MANAGEMENT, INC.
(A Montana Corporation)
Consolidated Statement of Cash Flows
For the Years Ended December 31, 1999 and 1998

                                                    1999          1998

Cash Flows from Operating Activities:
     Net Income (Loss)                           $(710,333)     $(869,802)
     Adjustments to Reconcile Net Income (Loss)
      to Net Cash Provided by
     Operating Activities:
     Depreciation and Amortization                112,345           21,091
     Non Cash Consulting and Services Paid
      by Stock Issue                              437,289          527,590
     (Increase) Decrease in Receivables           106,735         (166,869)
     (Increase) Decrease in Prepaid Expenses       (4,660)          (4,315)
     (Increase) Decrease in Other Assets           50,899          (19,743)
     (Increase) Decrease in Accounts Payable     (109,582)         140,457
     (Increase) Decrease in Prepaid Acquisition
      Costs                                      (400,000)           -
     (Increase) Decrease in Advances from and
      accounts payable to related parties            -             (53,614)
     (Increase) Decrease in Accrued Expenses       86,650          138,101

     Net Cash Provided Used by Operating
      Activities                                 $(430,657)      $(287,104)

Cash Flows from Investing Activities:

     Issuance of Notes Receivables                    -            (223,000)
     Payments of Notes Receivables                   40,673          82,327
     Purchases of Property, Plant and Equipment,
      net                                           327,464         (357,389)

    Net Cash Provided Used by Operating Activities $368,137        $(498,062)

Cash Flows from Financing Activities:

     Proceeds from Issuance of Debentures               -             450,000
     Issue (Cancel) Debt for Capital Leases         (315,355)         332,183
     Stock Issurance for Acquisitions                400,000            -
     Proceeds from Issuance of Debt                   15,000           94,746
     Payments on Short-Term Debt                     (49,055)
     Payments on Long-Term Debt                         -             (66,223)

     Net Cash Provided Used by Financing Activities   $50,590        $810,706

     Net Increase (Decrease) in Cash                 $(11,930)        $25,540

Cash, Beginning of period                               25,540            -

Cash, End of period                                    $13,610        $25,540

Supplemental Disclosure of Cash Flow Information
     Cash Paid During the Year for:
          Interest                                      $37,290       $44,389
          Income Taxes                                  $ -            $  -

See accompanying notes to Consolidated Financial Statements.

CONSOLIDATED MEDICAL MANAGEMENT, INC.
(A Montana Corporation)
Consolidated Statements of Changes in Stockholders' Equity
(Deficit)
For the Years Ended December 31, 1999 and 1998

                            Common Stock                    Retained     Total
                                           Additional Paid  Earnings
                          Shares    Amount   In Capital     (Deficit)

Balances, January 1,
1998                      216,057     216     1,211,863    (1,265,693)  (53,614)

Issue stock for
advances                2,500,000   2,500         35,017                 37,517
to related party debt

Issue stock for
services rendered under
1998 Non-Qualified Stock
Plan                      550,000     550         58,028                 58,578

Recapitalization - Issue
stock for acquisition of
Consolidated Medical
Management,  Inc.       1,850,000   1,850         24,645                 26,495

Issue stock for services
rendered                  210,000     210        289,790                290,000

Issue stock for
Acquisition of United
Medical Services, Inc.     20,000      20         59,980                 60,000

Issue stock for
Acquisition of assets     150,000     150        174,850                175,000


Net Income  (Loss)                                          (869,802)  (869,802)

Balance December 31,
1998                    5,496,057  $5,496     $1,854,173 $(2,135,495) $(275,826)

Stock issued for
services                  517,986     518         51,281                 51,799
rendered under 1998
Non-Qualified
Stock Plan

Stock issued for
promotional               424,544     425        127,891                128,316
marketing consulting
services

Stock issued for
services                  594,000     594        167,156                167,750

Stock issued for
legal services            500,000     500         88,924                 89,424

Stock issued for
acquisitions              400,000     400        399,600                400,000

Stock issued to
debenture holders         113,500     114                                   114

Net Income (Loss)                                            (710,333) (710,333)

Balance December 31,
1999                    8,046,087   8,046     $2,689,025  $(2,845,828)$(148,756)

   Common Stock-
        $.001 par value, 50,000,000 shares authorized, 8,046,087
shares issued and outstanding as of December 31, 1999 and 5,496,057 shares issued and outstanding as of December 31, 1998.

   Preferred Stock-
        $.001 par value, 20,000,000 shares authorized, 0 shares issued and outstanding as of December 31, 1999.

Consolidated Medical Management, Inc
Notes to Financial Statements


Note 1  -  Summary of Significant Accounting Policies

Organization

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

The subsidiary provided management services for home healthcare providers predominately in southern Louisiana. The Company's subsidiary, Independent Diagnostic Services, Inc., provides diagnostic ultrasound imaging services to physician offices, clinics, hospital and skilled nursing facilities, and also provides mobile laboratories that will enable services to be provided for communities with limited access to technologists, hospitals and diagnostic laboratories. The Company has formed a subsidiary, Psychiatric Medical Services, Inc. ("PMSI") to operate a partial-unit mental services hospital in an existing hospital environment. As of December 31, 1999, all operating activities has ceased due to the fact that a contract with a major customer was cancelled in August of 1999.

Principles of Consolidation

The consolidated financial statements include the accounts of Consolidate Medical Management, Inc. (a Montana Corporation), and its subsidiaries, Independent Diagnostic Services, Inc. and Psychiatric Management Services, Inc.. The Company and its subsidiaries provide health care services specializing in mobile diagnostic imaging and the operation of a part-hospital psychiatric unit and therefore extends credit to the health care providers involved with the patients served. The Company also owns the other corporations, Healthscape, Inc. and Health Worx Services, Inc., that was incorporated in Louisiana on May 11, 1999. These new corporations have been inactive to date. All significant intercompany transactions and balances have been eliminated.

Accounting policies of the Company conform with the generally accepted accounting principles and reflect practices appropriate to the industry in which it operates. The significant policies are summarized below.


Consolidated Medical Management, Inc.
Notes to Financial Statements

Note 1  -  Summary of Significant Accounting Policies (con't)

Receivables - The Company, through its Louisiana subsidiary, grants credit through trade receivables to its customers, all of whom are home health care providers in the state of Louisiana. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. As of year-end, the company reviewed its receivables and determined those receivables that collection was deemed questionable and charged off those receivables. A further review of receivables indicated no additional allowance was necessary for the remaining accounts.

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

Depreciation is provided over the estimated useful lives (generally 7-10 years for furniture and equipment) of assets generally using straight-line methods. Cash Flows and Concentration of Credit Risk - Cash consists principally of demand deposits at commercial banks. These balances, as reflected in the bank's records, are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 1999 and 1998, the Company's deposits did not exceed the insured limits.

Risks and Uncertainties - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Note 2  -  Receivables
Receivables consist of the following:
1999

Service Billings                    $             51,109
Advances to Trinity Billing                           -0-
Interest                                           9,025
Other                                                 -0-
                                                  60,134
Less: Allowance for                                   -0-
Uncollectible Accounts
                                    $             60,134

Consolidated Medical Management, Inc
Notes to Financial Statements


Note 3  -  Notes Receivables

                                                 100,000

     Total Notes Receivable                      100,000
     Less Current Portion                       (100,000)
     Long Term Portion of Notes Receivable    $        -


Note 4  -  Property, Plant and Equipment 1999

Furniture                                    $     6,721
Equipment                                         33,974

Automotive Assets
under Capital Lease                               71,633

                                                 112,329
Less Accumulated Depreciation                    (54,234)
Property, Plant and Equipment- Net           $    58,095


Note 5  -  Other Assets  1999

Prepaid Consulting Agreement                 $    86,000
(net of accumulated amortization of $34,000)
Deposits                                           2,844
Other                                        $    88,844

Consolidated Medical Management, Inc
Notes to Financial Statements

Note 6  -  Lease Commitments

During the period ended December 31, 1999, the Company leased its main administration office facilities under operating leases, which expired June 1998 and August 1998. Thereafter the office space has been rented on a month-to-month basis. Monthly rent for the office space totals $625. Lease expense for the year ended December 31, 1999 and 1998 totaled $15,107 and $ 10,400 respectively.

The Company is also leasing equipment used by its subsidiary, IDSI, under operating leases with total monthly lease expense payments of $842. The leases are for thirty-six (36) months, and expire in September and October 2001. Total lease expense for the year ended December 31, 1999 was $10,400.

The Company also leases other office assets, notably a copier, and phone system, under non-cancelable operating leases expiring through September 2000. At December 31, 1999, future minimum lease payments under long-term non-cancelable leases for succeeding fiscal periods is as follows:

          2000          $          12,842
          2001                      7,926
          Thereafter                 -
          Total         $          20,768

Note  7  -  Notes Payable 1999

                        $           3,760
                                  116,164

Total Notes Payable               119,924
Less Current Portion              (57,198)
Long Term Portion       $          54,726

Maturities of Notes Payable over the next five years are:

2000                    $          57,198
2001 and thereafter                54,726
                        $         119,924

Consolidated Medical Management, Inc
Notes to Financial Statements

Note  8  -  Capital Leases          1999

                        $          31,200

Less Current Portion               31,200
Long Term Portion       $               -

Following is a schedule of minimum lease payments
under Capital Leases:
2000                    $          31,200
2001                                   -0-
2002                                   -0-
2003                                   -0-
After                                   -
Total Payments                     31,200
Less: Interest included therein       (-0-)
Net Payments            $          31,200

Maturities of Capital Lease Obligations payable in
subsequent periods are as follows:
2000                               31,200
2001                                    -
2000                                    -
2001                                    -
After                                   -
                        $          31,200

Additional Notes:
 In December of 1999, the Organization that had sub-leased the equipment to the Company for operations picked up the three of the four pieces of imaging equipment. Since the Organization defaulted in its agreement to provide the equipment, the Company has written off the three units that are not in its possession. The balance of the one unit is shown as a current liability until final arrangements are made the Organization.

Consolidated Medical Management, Inc.
Notes to Financial Statements


Note 9  -  Convertible Debentures and Notes Payable

The Company issued convertible debentures in 1998 that are subordinated to bank debt and secured leases. The debentures are otherwise unsecured but are given a preference over unsecured debt. The debentures include interest at fifteen (15%) percent, interest is payable in monthly installments. Each debenture has a conversion right for each holder to convert the debenture principal to shares of the Company's common stock at the greater of $2.50 per share or sixty (60%) percent of the bid price, whichever is greater on the date of conversion. Accrued interest and any principal amount not converted to shares of stock will be paid in cash at conversion. As of December 31, the company had issued and outstanding $190,000 in debentures. The debentures are due one year from date of issue. All debentures issued in 1998 were due in 1999.

The Company issued convertible promissory notes payable in 1998. The notes are unsecured and include interest at ten (10%) percent, interest is payable in monthly installments. Each note has a conversion right for each holder to convert the note's unpaid principal to shares of the Company's common stock based on $2.50 per share, or a total of 90,000 at the note holder's discretion. Accrued interest and any principal amount not converted to shares of stock will be paid in cash at conversion. As of December 31, the company had issued and outstanding $325,000 in debentures. The notes were due July 31, 1999.

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


1999

Total Convertible Debentures and Notes Payable          $       465,000
Less: Current Portion                                          (465,000)
Long-Term Portion                                       $            -0-

Consolidated Medical Management, Inc.
Notes to Financial Statements

Note  10  -  Income Taxes

The provision for income taxes years ended December 31, 1999 and 1998 consists of the following:
                                   1999                         1998

Current Provision
Federal                              $        -         $         -
State                                         -                   -
Deferred Provision (Benefit)                  -              (5,797)

Total Income Tax Expense  (Benefit)  $        -         $    (5,797)

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

The net deferred tax asset or liability is composed of the following:

                                      1999                   1998

Total Deferred Tax Assets        $     239,879     $       293,690
Less: Valuation Allowance             (239,879)           (293,690)
Net Deferred Tax Asset                   -                   -
Total Deferred Tax Liabilities           -                   -
Net Deferred Tax Liability               -                   -
Less Current Portion                     -                   -

Long-Term Portion                $       -         $         -

The Company has net operating loss carry forwards totaling $ 1,580,135 , which expire through 2015.

Consolidated Medical Management, Inc.
Notes to Financial Statements

Note  11  -  Common and Preferred Stock

Common Stock

The Company's common stock is $0.001 par value, there are 50,000,000 shares authorized as of December 31, 1999 and 1998. As of December 31, 1999 and 1998, the Company had 8,046,087 and 5,496,057 shares issued and outstanding, respectively.

Preferred Stock

In 1998, the Company amended its articles to authorize Preferred Stock. There are 20,000,000 shares authorized with a par value of $ 0.001. The shares are non-voting and non-redeemable by the Company. The Company further designated two series of its Preferred Stock: "Series 'A' $12.50 Preferred Stock" with 2,159,193 shares of the total shares authorized and "Series 'A' $8.00 Preferred Stock," with the number of authorized shares set at 1,079,957 shares. As of December 31, 1999 and 1998 there are no shares issued and outstanding.

Dividends - Dividends are non-cumulative, however, the holders of such series, in preference to the holders of any common stock, shall be entitled to receive, as and when declared payable by the Board of Directors from funds legally available for the payment thereof, dividends in lawful money of the United States of America at the rate per annum fixed and determined as herein authorized for the shares of such series, but no more, payable quarterly on the last days of March, June, September, and December in each year with respect to the quarterly period ending on the day prior to each such respective dividend payment date. In no event shall the holders of either series receive dividends of more than percent (1%) in any fiscal year. Each share of both series shall rank on a party with each other share of preferred stock, irrespective of series, with respect to dividends at the respective fixed or maximum rates for such series.

Conversion provisions- Any holder of either series may convert any or all of such shares into shares of common stock of the Company at any time. Said shares shall be convertible at a rate equal to three (3) shares of common stock of the Company for each one (1) share of Series "A" of $ 12.50 Preferred Stock. The Series "A" $12.50 Preferred Stock shall be convertible, in whole or in part, at any time after the common stock of the Company shall maintain an average bid price per share of at least $12.50 for ten (10) consecutive trading days.

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

The preferential amount payable with respect to shares of either Series of Preferred Stock in the event of voluntary or involuntary liquidation, dissolution, or winding-up, shall be an amount equal to $5.00 per share, plus the amount of any dividends declared and unpaid thereon.
Consolidated Medical Management, Inc.
Notes to Financial Statements


Note  12  -  Earnings per Share

Earnings per share for the year ended December 31,1998 is computed as follows:

                                 Income      Shares           Per-Share
                              (Numerator) (Denominator)        Amount
Net Income (Loss)              ($869,802)

Basic EPS
   Income (Loss) available      (869,802)    3,986,890     ($0.21816)
   to common stockholders

Effect Dilutive Securities        30,417        -
   Convertible Debt

Dilutive EPS                   ($839,385)    3,986,890      ($0.2105)
  Income (Loss) available
  to common stockholders


Earnings per share for the year ended December 31, 1999 is computed as follows:

                                 Income     Shares           Per-Share
                              (Numerator) (Denominator)        Amount


Net Income                   $  (710,333)

Basic EPS
   Income (Loss) available      (710,333)   7,356,545     ($0.0916)
   to common stockholders

Effect Dilutive Securities         -          186,000
   Convertible Debt

Dilutive EPS                 $  (710,333)   7,542,545     ($0.0941)
  Income (Loss) available
  to common stockholders


The Company has issued convertible debt that, if fully converted, would have a diluted effect of 186,000 shares. The Company has entered into an agreement with a related party, Spectrum Financial, Inc. whereby Spectrum will exchange shares it controls for the debt issued to convertible debt holders upon the debt holders' exercise of their options. Due to the effect of this agreement, these shares are not considered dilutive for these calculations.

Consolidated Medical Management, Inc.
Notes to Financial Statements


Note  13  -  Commitments and Contingencies

There exists some contingencies that the Company may be exposed to additional liabilities that are not recorded on the Balance Sheet. One, the Company issued notes payable to two Company that was to be acquired. The balance of the notes payable is $438,000, but the Company has refused to honor these notes because the acquiring Companies did not honor their contractual agreement to provide necessary information to the Company. Secondly, the Company in indebted to the Organization that the Company had subleased the imaging equipment. Since the Organization picked up three of the four units, the Company removed the liabilities from its Balance Sheet. Total contingent liabilities from the equipment leases that was written off is $ 211,370.


Note  14  -  Economic Dependence

During the year ended December 31, 1999 and 1998, approximately forty-seven (47%) percent of the Company's total operating income was earned under management contracts with one major customer. The contracts have a term of one year, ending December 31, 1998, renewable annually. The customer advised the Company in July 1999 that they would cancel the contract. This left the Company with no operations from this customer as of December 31, 1999.


Note  15 -  Related Party Transactions

During the year ended December 31, 1999, the Company paid fees totaling $124,616 in the form of cash and stock, to related companies and individuals that own stock in the Company and provided services to the Company. Included in this total of fees are amounts paid as follows:


Paid to                          Description of Fees              Amount

GCSW Funding, Inc.            Consulting services provided     $       24,999
Jaguar International, Inc.    Consulting services provided             35,713
Southern Properties, Inc.     Consulting services provided             25,000
Spectrum Financial, Inc.      Consulting services provided             39,904

                                                               $      124,616


The Company has agreements with three related companies, GCSW Funding Inc.,Jaguar International, Inc. (a shareholder of the Company) and Southern Properties, Inc. to provide various consulting services to the Company as required. Total services paid to these companies in 1999 was $84,212.

Consolidated Medical Management, Inc.
Notes to Financial Statements


Note  15 -  Related Party Transactions (continuation)

The Company engaged Spectrum Financial, Inc., which is owned by two of the Company's shareholders who collectively own fifteen percent of the Company's outstanding common stock as of December 31, 1999, to provide consulting services. Such consulting services have included identifying potential targeted companies for acquisition, and negotiating such transactions. Spectrum is then paid fees, either in cash or by the issuance of the companies stock. In 1999, the Company paid Spectrum fees totaling $39,904 for such services.

The Company also has notes payable totaling $116,164 payable to Spectrum Financial, Inc. as of December 31, 1999. The notes are unsecured, see Note 7.

The Company holds a note receivable from Jaguar International, Inc. which owns thirty-two ($32%) percent of the outstanding stock as of December 31, 1999, in the amount of $ 100,000, see Note 3.


Note  16 -  Non Cash Financing Transactions

During 1999 and 1998, the Company issued stock in exchange for services of $375,073 (2,610,000 common shares issued) for year ended December 31, 1998 and $437,289 (2,036,530 common shares issued) for the year ended December 31, 1999.


Note  17 -  Stock Options

The Company has two stock option plans. The first plan was adopted in April 1998. Under this plan, the Company granted options to three entities for a total of 550,000 shares of the Company's common stock. The original exercise price of the options granted under the plan was $0.10 per share, and was for a five-year period. All shares granted under this plan were issued. In October 1998, the Company adopted "1998 Non-Qualified Stock Option Plan No. 2". Under this plan, a total of 1,500,000 shares are available. The qualified recipients of the plan's options are all employees of the Company and any other individuals who perform bona fide services to the Company. The Options granted under this plan have a term of five years and a minimum exercise price of $4.125 per share. In 1999, the Company granted four options under this plan for a total of 522,986 shares at an option price of $0.10 per share.

No compensation costs were charged to income in 1998 under these plans.

Consolidated Medical Management, Inc.
Notes to Financial Statements


Note  18 -  Merger and Acquisitions

     Acquisition of Consolidated Medical Management, Inc.

In May 1998, the Company completed its Plan of Reorganization wherein the Company issued 1,850,000 shares of its stock in exchange for all the outstanding stock of Consolidated Medical Management, Inc. (a Louisiana corporation, hereafter called "private company"). Concurrent with this Plan, the Company changed its name from Golden Maple Mining and Leaching Co., Inc. to Consolidated Medical Management, Inc. and moved its principal offices to Baton Rouge, Louisiana. Incidental to the acquisition of the private company, CMMI-LA became a wholly-owned subsidiary of the Company.

     Acquisition of Independent Diagnostic Services, Inc.

On July 10, 1998, the Company purchased 100% of the outstanding stock of Independent Diagnostic Services, Inc. in exchange for issuance of 20,000 shares of the Company. Independent Diagnostic Services, Inc. provides ultrasound imaging services to physician offices, clinics, hospital and skilled nursing facilities, and also provides mobile laboratories that will enable services to be provided for communities with limited access to technologists, hospitals and diagnostic laboratories.

This company has limited operations at year-end because the Company lost three of its four pieces of imaging equipment.

     Acquisition of certain assets of Louisiana Mobile Imaging, Inc.
On September 1, 1998, the Company entered into an Asset Purchase Agreement to purchase certain assets of Louisiana Mobile Imaging, Inc., a Louisiana corporation ("LMI") owned and controlled by David Cooper and Michael Firth. The Agreement, as amended effective September 17, 1998, provided for the issuance of 100,000 shares of common stock of the Company to LMI. In return, LMI agreed to transfer to the Company a Medicare provider number and a note receivable in the amount of $75,000. Also, LMI agreed to sublease certain imaging equipment and vehicles leased by LMI pursuant to lease/purchase agreements with outside leasing companies, and to grant to the Company the option to purchase such equipment for nominal consideration upon the completion of the lease/purchase agreements. The closing of the Asset Purchase Agreement was held on September 1, 1998 and the assets were transferred, the stock was issued, and the sublease was granted. The number of shares issued by the Company in this acquisition was based upon the amount of revenues of LMI for the period ended October 31, 1998, and an assumed or agreed value of the common stock of the Company for purposes of this transaction only of $0.75 per share. Michael W. Sciacchetano, a consultant for LMI, and the former sole shareholder of Independent Diagnostic Services, Inc. (see Item 2, above), will also provide consulting services for the Company in connection with the assets purchased in the transaction. Consolidated Medical Management, Inc
Notes to Financial Statements

Note  18 -  Merger and Acquisitions (continuation)

     Acquisition of certain assets of Louisiana Mobile Imaging, Inc. (continuation)

The sublease of equipment, dated September 1, 1998, provides that the Company shall pay to LMI a monthly lease payment of $10,133 for all of the leased assets purchased in the above-referenced agreement, (see Note 8). The sublease for each particular asset will terminate on the same state as the master lease between LTM and the outside leasing company, the Company will have the option to purchase such equipment. The Company is responsible for maintenance and repair of the equipment and to maintain adequate liability and replacement value insurance on the equipment. Set forth below a list of items comprising the equipment, the term of the lease between LMI and the outside leasing companies, the commencement date of the particular lease, and the buy-out price at the completion of the lease:
                                                                       Buy-Out
Equipment Description        Lease Term       Commencement Date         Price

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

In December of 1999, LMI took three of the four imaging equipment back into their possession leaving the Company without the use of these machines. Without these imaging machine, the Company has reduced its operations dramatically.

     Acquisition of Nevada Resort  Medical Services, LLC

On June 4, 1999, the Company acquired all of the outstanding ownership interests of Nevada Resort Medical Services, LLC, in exchange for the issuance of 200,000 shares of the Company's common stock and payment $238,000 in cash or notes. Pursuant to the purchase, the Company issued notes payable totaling $238,000 dated June 4, 1999, due in full on August 4,1999, bearing 10% interest and secured by a pledge of the interest acquired in this purchase. The Company has cancelled this contract and wrote off the notes payable due to non performance of the Nevada Resort Medical Services, LLC to turn over required records as required by the contract.

     Acquisition of Practice Management Group

On June 4, 1999, the Company also acquired all of the outstanding ownership interests of Practice Management Group in exchange for the issuance of 190,000 shares of the Company's common stock and payment of $200,000 in cash or notes. Pursuant to the purchase, the Company issued notes payable totaling $200,000 dated June 4, 1999, due in full on August 4,1999 bearing 10% interest and secured by a pledge of the interest acquired in this purchase. The Company has cancelled this contract and wrote off the notes payable due to non-performance of the Practice Management Group to turn over required records as required by the contract.

Consolidated Medical Management, Inc
Notes to Financial Statements


Note  19 -  Going Concern

The Company has sustained a net loss of $710,333 and a loss from operations of $691,141, and has Stockholders' Equity (Deficit) of ($148,756). These losses and deterioration of its financial condition, as demonstrated by the deficit in working capital of ($640,969), raise substantial doubt about the Company's ability to continue as a going concern.

The Company has signed contracts to acquire two MRI centers in the Houston Texas area. The Company should improve its ability to operate as a going concern after the completion of these acquisitions. This is further explained
Note 21.


Note  20 -  Fair Values

The Company has a number of financial instruments, none of which are held for trading purposes. The Fund estimates that the fair value of all financial instruments at December 31,1999 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet.


Note  21 -  Subsequent Events

The Company has signed contracts to acquire two MRI centers in Houston Texas. Details of the contracts are as follows:

     On December 14, 1999, a contract was signed between the Company and Diagnostic Imaging Specialties, Inc. ("Diagnostic") in Angleton Texas to acquire all of the outstanding stock of Diagnostic for $1,500,000 in cash and stock. The Company is currently performing MRI imaging services and produced revenues of $ 1,802,285 in 1999 and a net income of $61,449. The contract is subject to the Company obtaining financing. Sterling Bank in Houston, Texas has approved the loan and closing is expected in April 2000.

     On December 14, 1999, a contract was signed between the Company and Gulf Coast MRI & Diagnostic, Inc. ("Gulf Coast") in Clear Lake City, Texas to acquire all of the outstanding stock of Gulf Coast for $4,000,000 in cash and stock. The Company is currently performing MRI imaging services and produced revenues in excess of $4,000,000. The contract is subject to the Company obtaining financing.

The Company has received a commitment letter from The Belgravia Fund LTD to pledge 10 million dollars in "blue-chip" stock as additional collateral on the loans referenced above. The loan for the acquisition of Diagnostic has been approved and expected to close before the end of April 2000.

The Company is actively perusing acquisitions in the medical services field and with the acquisitions they are expected to be profitable after the acquisitions are completed.

Exhibit 23
CLYDE BAILEY P.C.
______________________________________________________________________________
Certified Public Accountant
10924 Vance Jackson #404
San Antonio, Texas 78230
(210) 699-1287(ofc.)
(888) 699-1287 &uml; (210) 691-2911 (fax)

Member:
American Institute of CPA's
Texas Society of CPA's


April 12, 2000

We consent to the use of our report dated March 2, 2000 on the financial statements of Consolidated Medical Management Inc. dated December 31, 1999, included in the Form 10KSB.


s/Clyde Bailey

Exhibit 24
General Employment Contract


     Agreement made this 4th day of November 1999, between Consolidated Medical Management, Inc. having a principal place of business at 11829 Florida Blvd in Baton Rouge, LA, hereinafter referred to as the Employer, and Douglas
M. Kemp hereinafter referred to as the Employee.

                         TERMS AND DUTIES

1. The Employee is hereby employed as Chief Executive Office and Chairman of the Board of Directors of Employer, and shall work at such locations as Employee deems in the best interest of Employer and other place or places as may be directed by the Employer, for a term of one year and thereafter at the will of the Employer.

                         COMPENSATION

2. As compensation for services rendered under this Agreement, the Employee shall be entitled to receive from the Employer a salary of $180,000 per year, payable in equal monthly installments of $15,000 on the 1st day of each month, commencing upon the month of the execution of a letter of intent executed by Employer and the seller of a medical imaging operation or company, (the "Base Salary").

3. In addition, Employee shall receive options to purchase one million (1,000,000) shares of Employer's Common Stock at an option price equal to the price of said stock if purchased on the date of this agreement in a transaction by a willing purchaser and a willing seller, neither being under any obligation to purchase or sell, for each five million dollars of gross income, or an annualized basis, to be received by Employer as a result of any acquisitions made during Employee's employment by Employer. Provided however, the maximum amount of shares to be purchased as a result of acquisitions shall not exceed four million.

4. Employer shall furnish Employee a full size automobile or equivalent allowance and pay for/or reimburse Employee for all reasonable expenses incurred on behalf of the Company, including travel expenses, meals, and lodging while away from the home office, entertainment expenses incurred in furthering the Company's business and other reasonable and necessary expenses incurred on it's behalf.

                         VACATION PAY

5. The Employee shall, if he is in the active employ of the Employer at the start of the vacation period as herein defined, be entitled to a two (2) weeks vacation period during the first two years of employment. The vacation period will increase to three (3) weeks during the third year of employment, and four (4) weeks during the fourth year of employment and thereafter. The vacation period, during which vacations must be taken, shall be between January 2 and December 31 each year commencing in the year 2000 and the Employer may elect to stagger the vacations during such period. The Employer reserves the ultimate right to determine the vacation time.

                         HOLIDAYS

6. The Employee shall be entitled to a holiday on the following days with full pay: Christmas Day, New Years Day, Fourth of July, Thanksgiving Day, Labor Day, and such other days as may be approved by Employer from time to time.

                         TERMINATION

7. This agreement may be terminated by either party by giving written notice of termination to the other. Such termination shall not prejudice any remedy which the terminating party may have at law or in equity.

                         EFFECT OF TERMINATION ON COMPENSATION

8. In the event Employee is terminated he shall be entitled to the compensation earned by him prior to the date of termination computed pro rata up to the date of termination computed pro rata up to and including that date, plus any additional compensation as provided for in paragraph 3 above for transactions then under fully executed or letters of intent, if subsequently consummated by purchase or sale, and shall not be entitled to any other compensation.

                         ELECTION TO BOARD

9. Immediately upon execution, the Board of Directors shall elect Employee as Chief Executive Officer of Employer and the Directors and/or Shareholders of Employer shall elect Employee to a position on the Board of Directors and as Chairman of said Board.


Executed on the 4th of November of 1999


                         EMPLOYER:
                         S/ Dale Bachman, Director


                         EMPLOYEE:
                         S/ Douglas M Kemp

EXHIBIT 25

STOCK PURCHASE AGREEMENT

This is a Contract whereby J.M. Mike Rebescher and Larry Parker, herein called

Sellers, agree to sell to Consolidated Medical Management, Inc., herein called Buyer, who agrees to purchase, upon the terms and provisions hereof all of the outstanding stock in Diagnostic Imaging Specialties, Inc., a Texas Corporation, herein called the Company.

(1) SALE AND PURCHASE OF STOCK. Sellers will sell to Buyer at a purchase price of $1,500,000.00 all of their outstanding stock in Diagnostic Imaging Specialties, Inc. a Texas Corporation., which constitutes one hundred percent (100%) of all of the outstanding stock for the purchase pricee set forth herein by paying the same in cash at closing or part cash and part Buyers Convertible Debentures or all in Buyers Convertible Debentures at Sellers option. The said debentures shall be Buyer's Ten Thousand Dollar Convertible Debentures7 each bearing interest at the rate of eight and one-half percent per annum (8.5%) payable in quarterly interest installments for five years from the date of issuance, with one final installment of the principal plus accrued interest due five years from the dace of issuance, convertible into common stock of the buyer at any time after eighteen months from issuance by the holder thereof giving Buyer notice of holder's intent to convert prior to the maturity date of the debenture. The number of shares to be issued at the time of conversion shall be determined by dividing sixty Percent of the closing price of the Buyers common stock on the last trading day prior to the date of conversion into the face amount of the debenture to be converted and issuing that number of full shares. Any fractional share and accrued interest shall be paid to the debenture holder in cash. All stock issued in any conversion shall be unregistered and subject to all applicable State and Federal, if any, laws restricting their resale or marketability. The buyer will assume or liquidate corporate debt and arrange for the release of all personal liability on the corporate debt.

(2) CLOSING. The closing of such sale and purchase shall take place at the offices of Buyers Counsel on or before February 15, 2000. At closing, Sellers will deliver to Buyer, free and clear of all liens, certificates {or the shares to be sold by them in negotiable form. Upon such delivery the Buyer, subject to the terms and conditions hereof, will deliver to Sellers the consideration described in Paragraph one (1) above.


(3)     REPRESENTATIONS AND WARRANTY BY SELLERS. Sellers warrant:

(a) The Company is a Corporation duly existing, validly existing, and in good standing under the laws of the State of Texas. Copies of the Corporation' s Articles of Incorporation, including all of the amendments thereto, the Corporation' s By-Laws and minutes shall be delivered to Buyer within five days of the execution of this Contract.

(b) The Company's entire authorized capital stock consists of 1,000   shares
of which 1,000shares have been issued to Sellers.

(b) Sellers have delivered to Buyer copies of the Financial Statement of the Company, all of Which are true, complete, and have been prepared in accordance with generally accepted accounting principles.

(d) Sellers have no knowledge that the Corporation has any liability, or obligation of any nature, whether absolute, accrued, contingent or otherwise except those obligations set forth in the Financial Statements to be furnished to Buyer.

(e) There has been no change in the condition, financial or otherwise, assets, liabilities or business of the Company as reflected in the Financial Statements to be furnished other than changes in the ordinary course of business none of which have been materially adverse to the Corporation.

(f) The Company has good and marketable title to all of its properties and assets, real and personal, including those reflected on the Financial Statements to be delivered to Buyer.

(g) The Company has filed all Federal tax returns required by law to be filed and~ has filed all tax returns required to be filed by the State of Texas and has paid taxes shown to be due and payable on such returns and all other taxes and assessments which are payable before they have become delinquent. Sellers do not know of any proposed tax assessment against the Company. All tax liabilities are adequately provided for in the Company's books. No income tax liability of the Company has been asserted by the Internal Revenue Service of taxes in excess of those already paid. The Company is not subject to or has not received any requests for any waiver of the stature of limitations or extensions of time with respect to the assessment of any tax.

(h) The Company has filed all reports required to be filed with any State or Federal Government or agency thereof regarding the Company's business, corporate charter, licenses, employees or any other matters for which a report or filing would be due from the Company.

(i) There are no action~, suits, claims, proceedings, investigations or litigation's pending, or threatened aqainst or affecting the Company or any of its assets, or any circumstances known or that should be known to Sellers which would give rise to any such action, suit, claim, proceeding, investigation or litigation, and the Company is not in default with respect to any order, writ, injunction, written request or decree of any Court of federal, state, municipal, or other governmental department, commission, board, bureau, agency or instrumentality.

(j) There is no agreement between any of the shareholders of the Company relating to a right of first refusal or other restrictions on transfers with respect to the purchase or sale of any such shareholders common stock of the Company or any voting agreement or voting trust with respect to shares of Common Stock of the Company.

(k) The Company has all licensees approvals, authorizations, and qualifications of all federal, state, or local agencies or instrumentatity's required for it to carry, on its' business as presently conducted. The Company has made all required reports and filings to and with all relevant governmental authorities and has submitted full and accurate records of its business and transactions to all examiners or agents of such authorities.

(l) Sellers warrant that those items on Exhibit attached hereto and made a part hereof, shall be the assets of the Corporation at the time of the closing of this transaction.

(m) The Company does not have any employee contracts that are based on profits of the company as a whole.

(n) Sellers have furnished Buyer with all information about the

Company as requested by Buyer and no facts, representation or warranty contained in the furnished information, or this Article

(3), including all Exhibits relating thereto, contains any untrue statements of a material fact, or omits to state any material facts necessary to 'make any such -representation, warranty, or statement misleading.

(4) ACCESS AND INFORMATION. Sellers will cause the Company to give the Buyer and Buyer's counsel, accountants and their representatives full access during normal business hours throughout the period prior to closing access to all of the Company's properties, books, contracts, commitments and records, and to furnish the Buyer during such period all such information concerning the Company's affairs as Buyer my reasonable request.

(5). CONDUCT OF BUSINESS PENDING CLOSING. Sellers warrant and agree that pending the closing:

(a)     The Company's business shall be conducted only in the ordinary course;
(b) No change shall be made in the Company's Certificate of Corporation or By-Laws except as may be first approved in writing by the Buyer;
(c) No change shall be made on the Company's authorized or issued capital stock;
(d) No dividend or other distribution or payment shall be declared or made with respect to the Company's capital stock;
(e) No increase shall be made in the compensation payable, or to become payable by the Company, to any officer, employee, or agency, nor shall any bonus Payment or arrangement be made by the Company to or with any of the above;
(f) No contract or commitment shall be entered into by or on behalf of the Company except those currently in effect;
(g) No changes shall be made affecting the personnel, compensation payments, banking, or safe deposit arrangements without Buyer's prior written approval; and
(h) The Company, except as otherwise requested by Buyer, but without making any commitment of the Company's or Buyer's behalf, will use its best efforts to preserve the Company's business organization intact.

(6) CONDITIONS TO OBLIGATIONS OF BUYER. The obligation of Buyer to consummate this Agreement on the Closing Date, is at the option of Buyer, subject to the satisfaction of the following conditions at or prior to Closing:

(a) All of the terms, covenants and conditions of this Agreement to be complied with or performed by Seller on or before the Closing Date shall have been duly complied with and performed.
(b) All of the representations and warranties made by Seller herein shall be true as of the Closing Date with the same force and effect as if such representation and warranties had been made at and as if the Closing Date.
(c) All actions, proceedings, instruments and documents required to effectuate this Agreement, or incidental hereto, and all other related legal matters shall be satisfactory in substance and in form to Buyer and it's counsel, and Buyer and it's counsel shall have received all such counterpart originals or certified or other copies of such documents as they may reasonably request.
(d) There have been no investigations the instrumentally challenges or questions the validity or legality of this Agreement of the transaction contemplated hereby or in which any person or entity seeks to restrain or invalidate any of such transaction. There shall be no investigation pending by any governmental or regulatory authority having legal standing to petition any Court to restrain or prohibit the consummation of the transaction contemplated hereby.
(e) There have been no changes after date if this Agreement in the assets, properties, business, financial condition or prospects of the Company that could have a material adverse effect on the value of its business as a whole.
(f) Buyer shall have obtained any necessary approvals of licenses from any governmental or regulatory authority having control or jurisdiction over any such regulatory authority shall have been duly made, and all waiting periods incident to any compliance with and such regulatory requirements shall have expired.
(g) All of the Company's contracts with Healthcare Financial providers, including, but limited to, Medicare, Insurance Companies, or Health Maintenance Organizations, are in full force and effect and no default has been alleged by any party thereto.

(7) COVENANT NOT TO COMPETE. Sellers agree that, from and after closing, they will not, unless acting as an officer or employee of the Company, or with the Buyer's prior written consent, directly or indirectly, own, manage, operate, join, control of, or be connected as an officer, management, operation, or control of, or be connected as an officer, employee, partner, or otherwise with any business under any name similar to the Company's name, and that, for a period of Two (2) years after the closing, they will not in any manner directly or indirectly compete with or become interested in any competitor in the Medical Imaging Business, Radiology Services, and the Medical Primary Care Services, of the Company within five hundred miles of Austin, Texas. The Sellers agree that the remedy at law for any breach by them of the foregoing will be inadequate and that the Company and buyer shall be entitled to temporary and permanent injunctive relief without the necessity of proving actual damages to the Company or Buyer.

(8) RESIGNATIONS OF OFFICERS AND DIRECTORS. At the Closing, Sellers shall cause each Officer and member of the Board of Directors designated by Buyer to execute and deliver to the Company a letter of resignation effective upon receipt by the Company at a special meeting of the Board of Directors of the Company to be held at Buyer's request, in the course of which, nominees of the Buyer shall be elected to the Company's Board of Directors to replace the resigning Directors.

(9) NOTICES. All notices, requests, demands and other communications hereunder shall be in writing and shall be deemed to have been duly given and delivered when mailed first class, postage prepaid, registered or certified mail, return receipt requested:

If to Seller:                         If to Buyer:

J.M. Mike Rebescher                    Douglas M Kemp
                                       C/o Ted Hollen, Attorney
2323 Hwy 35                            8705 Shoal Creek #209
Angleton, Texas 77515                  Austin, TX 78757

The interests to be received by Sellers through this agreement have not been registered under the Securities act of 1933, have been taken for investment, and may not be sold or offered for sale unless a registration statement under the Federal Securities Act of 1933, as Amended, with respect to such interests is then is effect or an exemption from the registration requirements of such act is then in fact applicable to such interests within six months of Sellers conversion from debentures to common stock of the Company.

Witness our hands this 14th day of December 1999.


Sellers:                              Buyer:

S/ Larry Parker MD                    s/ Douglas M Kemp, President
S/ Mike Rebescher

EXHIBIT 26
STOCK PURCHASE AGREEMENT

This is a Contract whereby  Debra McCombs and Michael McCombs, herein called

Sellers, agree to sell to Consolidated Medical Management, Inc., herein called Buyer, who agrees to purchase, upon the terms and provisions hereof all of the outstanding stock in Guld Coast MRI & Diagnostic , Inc., a Texas Corporation, herein called the Company.

(1) SALE AND PURCHASE OF STOCK. Sellers will sell to Buyer at a purchase price of $4,000,000.00 all of their outstanding stock in Gulf Coast MRI & Diagnostic, Inc. a Texas Corporation, which constitutes one hundred percent (100%) of all of the outstanding stock for the purchase pricee set forth herein by paying the sum of $3,400,000 at closing or part cash and the balance payable by the execution and delivery of two hundred of Buyer's Ten Thousand Convertible Debentures, each bearing interest at the rate of eight and one-half percent per annum (8.5%) payable in quarterly interest installments for five years from the date of issuance, or six hundred thousand dollars cash; at Buyer's option. The said debentures shall be convertible into common stock of the buyer at any time after eighteen months from issuance by the holder thereof giving Buyer notice of holder's intent to convert prior to the maturity date of the debenture. The number of shares to be issued at the time of conversion shall be determined by dividing sixty Percent of the closing price of the Buyers common stock on the last trading day prior to the date of conversion into the face amount of the debenture to be converted and issuing that number of full shares. Any fractional share and accrued interest shall be paid to the debenture holder in cash. All stock issued in any conversion shall be unregistered and subject to all applicable State and Federal, if any, laws restricting their resale or marketability. The buyer will assume or liquidate corporate debt and arrange for the release of all personal liability on the corporate debt.

(2) CLOSING. The closing of such sale and purchase shall take place at the offices of Buyers Counsel on or before February 15, 2000. At closing, Sellers will deliver to Buyer, free and clear of all liens, certificates {or the shares to be sold by them in negotiable form. Upon such delivery the Buyer, subject to the terms and conditions hereof, will deliver to Sellers the consideration described in Paragraph one (1) above.


(3)     REPRESENTATIONS AND WARRANTY BY SELLERS. Sellers warrant:

(c) The Company is a Corporation duly existing, validly existing, and in good standing under the laws of the State of Texas. Copies of the Corporation' s Articles of Incorporation, including all of the amendments thereto, the Corporation' s By-Laws and minutes shall be delivered to Buyer within five days of the execution of this Contract.

(b) The Company's entire authorized capital stock consists of 1,000   shares
of which 1,000shares have been issued to Sellers.

(d) Sellers have delivered to Buyer copies of the Financial Statement of the Company, all of Which are true, complete, and have been prepared in accordance with generally accepted accounting principles.

(d) Sellers have no knowledge that the Corporation has any liability, or obligation of any nature, whether absolute, accrued, contingent or otherwise except those obligations set forth in the Financial Statements to be furnished to Buyer.

(e) There has been no change in the condition, financial or otherwise, assets, liabilities or business of the Company as reflected in the Financial Statements to be furnished other than changes in the ordinary course of business none of which have been materially adverse to the Corporation.

(f) The Company has good and marketable title to all of its properties and assets, real and personal, including those reflected on the Financial Statements to be delivered to Buyer.

(g) The Company has filed all Federal tax returns required by law to be filed and has filed all tax returns required to be filed by the State of Texas and has paid taxes shown to be due and payable on such returns and all other taxes and assessments which are payable before they have become delinquent. Sellers do not know of any proposed tax assessment against the Company. All tax liabilities are adequately provided for in the Company's books. No income tax liability of the Company has been asserted by the Internal Revenue Service of taxes in excess of those already paid. The Company is not subject to or has not received any requests for any waiver of the stature of limitations or extensions of time with respect to the assessment of any tax.

(h) The Company has filed all reports required to be filed with any State or Federal Government or agency thereof regarding the Company's business, corporate charter, licenses, employees or any other matters for which a report or filing would be due from the Company.

(i) There are no action~, suits, claims, proceedings, investigations or litigation's pending, or threatened aqainst or affecting the Company or any of its assets, or any circumstances known or that should be known to Sellers which would give rise to any such action, suit, claim, proceeding, investigation or litigation, and the Company is not in default with respect to any order, writ, injunction, written request or decree of any Court of federal, state, municipal, or other governmental department, commission, board, bureau, agency or instrumentality.

(j) There is no agreement between any of the shareholders of the Company relating to a right of first refusal or other restrictions on transfers with respect to the purchase or sale of any such shareholders common stock of the Company or any voting agreement or voting trust with respect to shares of Common Stock of the Company.

(k) The Company has all licensees approvals, authorizations, and qualifications of all federal, state, or local agencies or instrumentatity's required for it to carry, on its' business as presently conducted. The Company has made all required reports and filings to and with all relevant governmental authorities and has submitted full and accurate records of its business and transactions to all examiners or agents of such authorities..

(l) Sellers warrant that those items on Exhibit attached hereto and made a part hereof, shall be the assets of the Corporation at the time of the closing of this transaction.

(m) The Company does not have any employee contracts that are based on profits of the company as a whole.

(n) Sellers have furnished Buyer with all information about the

Company as requested by Buyer and no facts, representation or warranty contained in the furnished information, or this Article

(3), including all Exhibits relating thereto, contains any untrue statements of a material fact, or omits to state any material facts necessary to 'make any such -representation, warranty, or statement misleading.

(4) ACCESS AND INFORMATION. Sellers will cause the Company to give the Buyer and Buyer's counsel, accountants and their representatives full access during normal business hours throughout the period prior to closing access to all of the Company's properties, books, contracts, commitments and records, and to furnish the Buyer during such period all such information concerning the Company's affairs as Buyer my reasonable request.

(5). CONDUCT OF BUSINESS PENDING CLOSING. Sellers warrant and agree that pending the closing:

(i)     The Company's business shall be conducted only in the ordinary course;
(j) No change shall be made in the Company's Certificate of Corporation or By-Laws except as may be first approved in writing by the Buyer;
(k) No change shall be made on the Company's authorized or issued capital stock;
(l) No dividend or other distribution or payment shall be declared or made with respect to the Company's capital stock;
(m) No increase shall be made in the compensation payable, or to become payable by the Company, to any officer, employee, or agency, nor shall any bonus Payment or arrangement be made by the Company to or with any of the above;
(n) No contract or commitment shall be entered into by or on behalf of the Company except those currently in effect;
(o) No changes shall be made affecting the personnel, compensation payments, banking, or safe deposit arrangements without Buyer's prior written approval; and
(p) The Company, except as otherwise requested by Buyer, but without making any commitment of the Company's or Buyer's behalf, will use its best efforts to preserve the Company's business organization intact.


(6) CONDITIONS TO OBLIGATIONS OF BUYER. The obligation of Buyer to consummate this Agreement on the Closing Date, is at the option of Buyer, subject to the satisfaction of the following conditions at or prior to Closing:

(h) All of the terms, covenants and conditions of this Agreement to be complied with or performed by Seller on or before the Closing Date shall have been duly complied with and performed.
(i) All of the representations and warranties made by Seller herein shall be true as of the Closing Date with the same force and effect as if such representation and warranties had been made at and as if the Closing Date.
(j) All actions, proceedings, instruments and documents required to effectuate this Agreement, or incidental hereto, and all other related legal matters shall be satisfactory in substance and in form to Buyer and it's counsel, and Buyer and it's counsel shall have received all such counterpart originals or certified or other copies of such documents as they may reasonably request.
(k) There have been no investigations the instrumentally challenges or questions the validity or legality of this Agreement of the transaction contemplated hereby or in which any person or entity seeks to restrain or invalidate any of such transaction. There shall be no investigation pending by any governmental or regulatory authority having legal standing to petition any Court to restrain or prohibit the consummation of the transaction contemplated hereby.
(l) There have been no changes after date if this Agreement in the assets, properties, business, financial condition or prospects of the Company that could have a material adverse effect on the value of its business as a whole.
(m) Buyer shall have obtained any necessary approvals of licenses from any governmental or regulatory authority having control or jurisdiction over any such regulatory authority shall have been duly made, and all waiting periods incident to any compliance with and such regulatory requirements shall have expired.
(n) All of the Company's contracts with Healthcare Financial providers, including, but limited to, Medicare, Insurance Companies, or Health Maintenance Organizations, are in full force and effect and no default has been alleged by any party thereto.


(7) COVENANT NOT TO COMPETE. Sellers agree that, from and after closing, they will not, unless acting as an officer or employee of the Company, or with the Buyer's prior written consent, directly or indirectly, own, manage, operate, join, control of, or be connected as an officer, management, operation, or control of, or be connected as an officer, employee, partner, or otherwise with any business under any name similar to the Company's name, and that, for a period of Two (2) years after the closing, they will not in any manner directly or indirectly compete with or become interested in any competitor in the Medical Imaging Business, Radiology Services, and the Medical Primary Care Services, of the Company within five hundred miles of Austin, Texas. The Sellers agree that the remedy at law for any breach by them of the foregoing will be inadequate and that the Company and buyer shall be entitled to temporary and permanent injunctive relief without the necessity of proving actual damages to the Company or Buyer.

(8) RESIGNATIONS OF OFFICERS AND DIRECTORS. At the Closing, Sellers shall cause each Officer and member of the Board of Directors designated by Buyer to execute and deliver to the Company a letter of resignation effective upon receipt by the Company at a special meeting of the Board of Directors of the Company to be held at Buyer's request, in the course of which, nominees of the Buyer shall be elected to the Company's Board of Directors to replace the resigning Directors.

(9) NOTICES. All notices, requests, demands and other communications hereunder shall be in writing and shall be deemed to have been duly given and delivered when mailed first class, postage prepaid, registered or certified mail, return receipt requested:


If to Seller:                         If to Buyer:

Debra McCombs                         Douglas M Kemp
                                         C/o Ted Hollen, Attorney
1051 Pineloch Ste 175                    8705 Shoal Creek #209
Houston, Texas 77602                  Austin, TX 78757

The interests to be received by Sellers through this agreement have not been registered under the Securities act of 1933, have been taken for investment, and may not be sold or offered for sale unless a registration statement under the Federal Securities Act of 1933, as Amended, with respect to such interests is then is effect or an exemption from the registration requirements of such act is then in fact applicable to such interests within six months of Sellers conversion from debentures to common stock of the Company.

Witness our hands this 14th day of December 1999.


Sellers:                              Buyer:
Gulf Coast MRI & Diagnostic, Inc          Consolidated Medical Management Inc.
S/ Debra McCombs, President               s/ Douglas M Kemp, President