Form 10QSB
period 2000-03-31
CONSOLIDATED MEDICAL MANAGEMENT INC
filed 2000-05-15
CIK 700815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549


Form 10-KSB


(Mark One)

 [X]     QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 For the quarter year ended March 31, 2000.

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


State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At May 5, 2000, there were 14,382,087 common shares of the Registrant outstanding.

Consolidated Medical Management, Inc.
Baton Rouge, Louisiana


Table of Contents

                                                                 Page
Part I -      Financial Information
Item 1.   Financial Statements
          Report of Independent Accountant                         2
          Consolidated Balance Sheets                              3
          Consolidated Statements of Operations                    4
          Consolidated Statements of Cash Flows                    5
          Notes to Consolidated Financial Statements               6

Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results of Operation         18

Part II -     Other Information

Item 2.    Change in Securities                                   21

Item 5.    Other Information                                      21

Item 6.    Exhibits and Reports on Form 8-K                       21

Signature                                                         22

Part I

Financial Information

Item 1.  Financial Information

The consolidated financial statements for Consolidated Medical Management Company, Inc. (the Company) included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the Company's financial position and the results of its operations for the interim periods presented. Because of the nature of the Company's business, the results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the full fiscal year. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999 (1999 Form 10-KSB).

The consolidated financial statements included herein have been subjected to a limited review by Clyde Bailey P.C., independent accountant for the Company, whose report is included herein.

REPORT OF INDEPENDENT ACCOUNTANT


To the Board of Directors
Consolidated Medical Management, Inc.
(A Montana Corporation)
Baton Rouge, Louisiana


We have made a review of the consolidated balance sheet of Consolidated Medical Management, Inc. as of March 31, 2000,and the related consolidated statements of operations and cash flows for the three months period ended March 31, 2000 and 1999, in accordance with the standards established by the American Institute of Certified Public Accountants. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1999, and the related consolidated statements of income, cash flows and changes in common shareholders' equity (deficit) for the year then ended (not presented herein); and in our report dated March 2, 2000, we expressed a qualified opinion on those financial statements. In our opinion , the information set forth in the accompanying balance sheet as of December 31, 1999, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


                                Clyde Bailey P.C.

A Corporation of
Certified Public Accountants
San Antonio, Texas
May 8, 2000

Consolidated Medical Managment, Inc.
(A Montana Corporation)
Consolidated Balance Sheet
(Unaudited)

                           Assets
                                       March 31, 2000    December 31, 1999
Current Assets

Cash                               $   69,074            13,610
 Receivables, net                      64,744            60,134
 Prepaid Expenses                       8,975             8,975
 Notes Receivables                    100,000           100,000

Total Current Assets                  242,793           182,719

Property and Equipment, net            56,008            58,095
Prepaid Acquisition Costs             400,000           400,000
Other Assets                           82,844            88,844

Total Assets                          781,645           729,658

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
 Notes-Payable-Current Portion     $   57,197            57,198
 Accounts Payable                     260,505           250,039
 Accrued Expenses                      54,190            51,451
 Convertible Debentures               465,000           465,000
  and Notes Payable-Current Portion

Total Current Liabilities             836,892           823,688

 Notes Payable- Long Term Portion  $   54,726      $     54,726
 Capital Lease Obligation Payable           -                 -
  Long-Term Portion

Total Long-Term Liabilities            54,726            54,726

Total Liabilities                     891,618           878,414


Commitments and Contingencies:

Stockholders' Equity

Common Stock                      $    10,382             8,046
  $0.001 par value, 50,000,000
  shares authorized 10,382,087
  shares issued and outstanding
  as of March 31, 2000 and
  3,046,087 shares issued and
  outstanding as of December 31,
  1999.

  Additional Paid-in-Capital        2,827,079         2,689,025
  Retained Earnings (Deficit)       2,947,434         2,845,827

Total Stockholders' Equity           (109,973)         (148,756)

Total Liabilities and Stockholders'
 Equity (Deficit)                 $   781,645      $    729,658

The accompanying notes are integral part of the consolidated financial statements.

Consolidated Medical Managment, Inc.
(A Montana Corporation)
Consolidated Statement of Operations
(Unaudited)

                                         Three Months Ended March 31
                                            2000             1999

Revenues                               $  76,287          $  308,376

Operating Expenses
 Personnel Costs                          68,928              53,245
 Consulting                                    -             112,335
 Depreciation and Amortization             8,086               3,964
 Legal and Professional                   50,175              87,634
 Office Expense                           25,603              47,963
 Occupancy                                 6,114               8,752

Total Operating Expenses               $ 158,906          $  313,893

Income (Loss) from Operations            (82,619)             (5,517)

Other Income (Expenses)
 Other                                         -               9,069
 Interest Expense                        (20,799)            (15,823)
 Interest Income                           1,812                  12

                                          18,897               6,742

Income (Loss) Before Income Taxes      $(101,606)            (12,259)

Income Tax Expense                             -                   -
Net Income (Loss)                      $(101,606)            (12,259)
Net Income (Loss) per Share            $ (0.0106)          $ (0.0023)

The accompanying notes are integral part of the consolidated financial statements.

Consolidated Medical Managment, Inc.
Baton Rouge, Louisiana
Consolidated Statement of Cash Flows
(Unaudited)

                                         Three Months Ended March 31
                                            2000             1999

Cash Flows from Operating Activities:
 Net Income (Loss)                     $(101,606)         $ (12,259)
 Adjustments to Reconcile Net
  Income (Loss) to Net Cash Provided
  by Operating Activities:
 Depreciation and Amortization             8,086              3,964
 Non Cash Consulting and Services Paid
  by Stock issue                           8,600             84,168
 (Increase) Decrease in Receivables       (4,608)           (42,116)
 (Increase) Decrease in Prepaid Expenses       -            (11,588)
 (Increase) Decrease in Other Assets           -              4,156
 (Increase) Decrease in Accounts Payable  10,463             96,773
 (Increase) Decrease in Interest Payable  20,910                  -
 (Increase) Decrease in Accrued Expenses (18,171)          (106,812)

Net Cash Provided (Used) by Operating
 Activities                             $ 76,326             16,296

Cash Flows from Investing Activities:

Payments of Notes Receivables                  -             24,673
 Net Cash Provided (Used) by Investing
  Activities                            $      -          $  24,673

Cash Flows from Financing Activities:
 Payments on Long-Term Debt                    -            (31,429)
 Common Stock                            131,791                  -

 Net Cash Provided (Used) by Financing
  Acivities                             $131,791          $ (31,429)

Net Increase (Decrease) in Cash         $ 55,465          $   9,530

Cash, Beginning of Period                 13,610             25,540
Cash, End of Period                       69,075             35,070

Supplemental Disclosure of Cash Flow
Information
 Cash Paid During the Period for:
  Interest:                             $      -          $  15,823
  Income Taxes                                 -                  -

Supplemental Disclosure of Non-Cash
Financing Information
 In the quarter ended March 31, 2000
 and 1999, the Company issued common
 stock for consulting services rendered
 totaling $8,600 and $84,168 respectively.

The accompanying notes are integral part of the consolidated financial statements.

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

6
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

Cash Flows and Concentration of Credit Risk - Cash consists principally of demand deposits at commercial banks. These balances, as reflected in the bank's records, are insured by the Federal Deposit Insurance Corporation up to $100,000. At March 31,2000, the Company's deposits did not exceed the insured limits.

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


Note 2  -  Receivables

Receivables consist of the following:

     Service Billings                    $             53,910
          Advances to Trinity Billing                      -0-
          Interest                                     10,834
          Other                                            -0-
                                                       64,744
          Less: Allowance for                              -0-
          Uncollectible Accounts
                                         $             64,744

7
Consolidated Medical Management, Inc
             NOTES TO FINANCIAL STATEMENTS

Note 3  -  Notes Receivables

                                   100,000


     Total Notes Receivable                              100,000
     Less Current Portion                               (100,000)
          Long Term Portion of Notes Receivable    $          -0-


Note 4  -  Property, Plant and Equipment


     Furniture                                     $       6,721
     Equipment                                            33,974
     Automotive
     Assets under Capital Lease                           71,633
                                                         112,329
     Less Accumulated Depreciation                       (56,321)
     Property, Plant and Equipment- Net            $      56,008



Note 5  -  Other Assets


     Prepaid Consulting Agreement                  $      80,000
     (net of accumulated amortization of $40,000)
     Deposits                                              2,844
     Other
                                                   $      82,844

Consolidated Medical Management, Inc.
NOTES TO FINANCIAL STATEMENTS


Note 6  -  Lease Commitments

During the period ended December 31, 1999, the Company leased its main administration office facilities under operating leases, which expired June 1998 and August 1998. Thereafter the office space has been rented on a month-to-month basis. Monthly rent for the office space totals $2000. Lease expense for the period ended March 31, 2000 and 1999 totaled $6,000 and $1,875 respectively.

The Company is also leasing equipment used by its subsidiary, IDSI, under operating leases with total monthly lease expense payments of $842. The leases are for thirty-six (36) months, and expire in September and October 2001.

The Company also leases other office assets, notably a copier, and phone system, under non-cancelable operating leases expiring through September 2000. At March 31, 2000, future minimum lease payments under long-term non-cancelable leases for succeeding fiscal periods is as follows:

          2000          $            9,632
          2001                       7,926
          Thereafter                     -
            Total       $           17,558

Note  7  -  Notes Payable

Note payable to GE Capital, financing the phone
system, in the original amount of $10,222, dated
Septemer 16, 1997, payable in thirty-nine
installments of $341 with interest at 12.5%,
secured by a pledge of the phone system           $        3,760

Six (6) notes payable to Spectrum Financial, Inc.,
a related party of the Company, dated September
29, 1998, due July 29, 2000, interest at 10%,
payable on maturity, unsecured                           116,164

Total Notes Payable                                      119,924
 Less Current Portion                                    (57,198)
 Long Term Portion                               $        54,726

        Maturities of Notes Payable over the next five years are:

               2000                               $       57,198
               2001 and thereafter                        54,726
                                                  $      119,924

Consolidated Medical Management, Inc.
NOTES TO FINANCIAL STATEMENTS

Note  8  -  Capital Leases

Equipment Capital Leases Payable to leasing companies in original amounts totaling approximately $399,176, payable in monthly installments ranging from twenty-four to sixty months, totaling $10,133, with implicit interest rate of twelve (12%) percent, through March 2003. These leases are secured by pledges of imaging equipment and related transportation vehicles with original cost totaling approximately $400,000 as of December 31, 1998. These vehicles are included in company owned assets described as Capital Lease Assets. See
additional notes in this section.          $             31,200

Less Current Portion                                     31,200
Long Term Portion                          $                 -0-

        Following is a schedule of minimum lease payments
under Capital Leases:
          2000                              $            31,200
          2001                                               -0-
          2002                                               -0-
          2003                                               -0-
          After                                              -0-
  Total Payments                                         31,200
Less: Interest included therein                             (-0-)
Net Payments                                $            31,200

        Maturities of Capital Lease Obligations payable in subsequent periods are as follows:
          2000                                           31,200
          2001                                               -0-
          2000                                               -0-
          2001                                               -0-
          After                                              -0-
                                           $             31,200



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


10
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



     Total Convertible Debentures and Notes Payable          $       465,000
     Less: Current Portion                                          (465,000)
     Long-Term Portion                                       $           -0-


11
Consolidated Medical Management, Inc.
NOTES TO FINANCIAL STATEMENTS


Note  10  -  Income Taxes

The provision for income taxes periods ended March 31, 2000 and 1999 consists of the following:

        Current Provision
          Federal                              $           -
          State                                            -
          Deferred Provision (Benefit)                     -

        Total Income Tax Expense  (Benefit)    $           -


The effective tax rate of the Company for 2000 differs from the federal statutory rate primarily due to state income taxes, if any.

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

The net deferred tax asset or liability is composed of the following:

March 31, 2000

Total Deferred Tax Assets                    $     328,236
     Less: Valuation Allowance                    (328,236)
Net Deferred Tax Asset                                   -

Total Deferred Tax Liabilities                           -
Net Deferred Tax Liability                               -
          Less Current Portion                           -

     Long-Term Portion                       $           -

The Company has net operating loss carry forwards totaling $ 1,580,135 , which expire through 2015.


12
Consolidated Medical Management, Inc.
NOTES TO FINANCIAL STATEMENTS

Note  11  -  Common and Preferred Stock

Common Stock

The Company's common stock is $0.001 par value, there are 50,000,000 shares authorized as of March 31, 2000. As of March 31, 2000 and 1999, the Company had 19,382,087 and 6,347,838 shares issued and outstanding, respectively.

Preferred Stock

In 1998, the Company amended its articles to authorize Preferred Stock. There are 20,000,000 shares authorized with a par value of $ 0.001. The shares are non-voting and non-redeemable by the Company. The Company further designated two series of its Preferred Stock: "Series 'A' $12.50 Preferred Stock" with 2,159,193 shares of the total shares authorized and "Series 'A' $8.00 Preferred Stock," with the number of authorized shares set at 1,079,957 shares. As of March 31, 2000 there are no shares issued and outstanding.

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


13
Consolidated Medical Management, Inc.
NOTES TO FINANCIAL STATEMENTS


Note  12  -  Earnings per Share

Earnings per share for the year ended March 31, 2000 is computed  as follows:

                                          Weighted-Average
                                             Outstanding
                                Income          Shares            Per-Share
                              (Numerator)   (Denominator)           Amount

Net Income (Loss)              ($101,606)

Basic EPS
 Income (Loss) available        (101,606)     9,603,421           ($0.0106)
   to common stockholders

Effect Dilutive Securities            -0-             -
   Convertible Debt

Dilutive EPS                  ($101,606)      9,603,421           ($0.0106)
  Income (Loss) available
  to common stockholders


Earnings per share for the year ended March 31, 1999 is computed as follows:

                               Income          Shares             Per-Share
                             (Numerator)   ( Denominator )         Amount

Net Income                   $(12,259)

Basic EPS
   Income (Loss) available    (12,259)        6,347,838           ($0.0023)
   to common stockholders

Effect Dilutive Securities         -0-               -0-
   Convertible Debt

Dilutive EPS                 $(12,259)        6,347,838           ($0.0023)
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

There exists some contingencies that the Company may be exposed to additional liabilities that are not recorded on the Balance Sheet. One, the Company issued notes payable to two Organizations that were to be acquired. The balance of the notes payable is $438,000, but the Company has refused to honor these notes because the acquiring Organizations did not honor their contractual agreement to provide necessary information to the Company. Secondly, the Company in indebted to the Organization that the Company had subleased the imaging equipment. Since the Organization picked up three of the four units, the Company removed the liabilities from its Balance Sheet. Total contingent liabilities from the equipment leases that was written off is $ 211,370.


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

The Company has notes payable totaling $116,164 payable to Spectrum Financial, Inc. as of March 31, 2000. The notes are unsecured, see Note 7.

The Company holds a note receivable from Jaguar International, Inc. which owns thirty-two ($32%) percent of the outstanding stock as of March 31, 2000 in the amount of $ 100,000, see Note 3.


Note  16 -  Non Cash Financing Transactions

The Company issued stock in exchange for services of $8,600 (86,000 common shares issued) for period ended March 31, 2000 and $84,168 (851,781 common shares issued) for the year ended March 31, 1999.

Consolidated Medical Management, Inc.
NOTES TO FINANCIAL STATEMENTS


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

No compensation costs were charged to income in 1998 under these plans.


Note  18-  Merger and Acquisitions

The Company has signed contracts to acquire two MRI centers in Houston Texas. Details of the contracts are as follows:

     On December 14, 1999, a contract was signed between the Company and Diagnostic Imaging Specialties, Inc. ("Diagnostic") in Angleton Texas to acquire all of the outstanding stock of Diagnostic for $1,500,000 in cash and stock. The Company is currently performing MRI imaging services and produced revenues of $ 1,802,285 in 1999 and a net income of $61,449. The contract is subject to the Company obtaining financing. Sterling Bank in Houston, Texas has approved the loan and closing is expected in April 2000.
     On December 14, 1999, a contract was signed between the Company and Gulf Coast MRI & Diagnostic, Inc. ("Gulf Coast") in Clear Lake City, Texas to acquire all of the outstanding stock of Gulf Coast for $4,000,000 in cash and stock. The Company is currently performing MRI imaging services and produced revenues in excess of $4,000,000. The contract is subject to the Company obtaining financing. The owners of Gulf Coast has decided not to honor the terms of the contract and the Company has withdrawn its plans to pursue with the purchase of the Gulf Coast.

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

16
Consolidated Medical Management, Inc.
NOTES TO FINANCIAL STATEMENTS



Note  19-  Going Concern

The Company has sustained a net loss of $101,606 from operations, and has Stockholders' Equity (Deficit) of ($109,973). These losses and deterioration of its financial condition, as demonstrated by the deficit in working capital of ($594,099), raise substantial doubt about the Company's ability to continue as a going concern.

The Company has signed contracts to acquire two MRI centers in the Houston Texas area. The Company should improve its ability to operate as a going concern after the completion of these acquisitions. This is further explained
Note 18.


Note  20 -  Fair Values

The Company has a number of financial instruments, none of which are held for trading purposes. The Fund estimates that the fair value of all financial instruments at March 31, 2000 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet.


Note  21-  Subsequent Events

There are no other material events that have occurred since the balance sheet date that warrant disclosure in these financial statements.

Consolidated Medical Management, Inc.
(A Montana Corporation)


Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations

The following discussion and analysis should be read in combination with Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 6 of the 1999 Form 10-KSB, the financial statements and notes contained in Item 7 of the 1999 Form 10-KSB and the interim financial statements and notes thereto contained elsewhere in this Report.

Certain statements set forth in this discussion and analysis of financial condition and results of operations including anticipated store openings, planned capital expenditures and trends in or expectations regarding the Company's operations constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors as set forth herein.


RESULTS OF OPERATIONS

     For the Three-Month Period Ended March 31, 2000

The Company recognized net loss of ($101,606), (with loss per share of ($0.0106) per common share). During this period , the Company has only limited operation due to the fact that contracts were lost with a major customer in 1999 and they only have one piece of equipment to perform medical treatments. For the period ended March 31, 2000, the Company recognized the operations of its wholly-owned subsidiaries, Independent Diagnostic Services, Inc. and Psychiatric Management Services, Inc. (PMSI) with consolidated operating revenue of $76,287 for the three-month period ended March 31, 2000.

For the three-month period ended March 31, 2000, the Company incurred operating costs associated with the production of revenue totaling $158,926. The most significant elements of operating expenses are personnel costs totaling $68,928 for the quarter. Personnel costs include professional wages of the personnel who deliver the health-care services required by the contracts and related administrative salaries and benefits. In the quarter, the Company incurred legal and professional fees totaling $50,175 primarily associated with filings and legal matters on stock related issues. The Company incurred office expense totaling $25,603 for the three-month period.

18

     For the Three-Month Period Ended March 31, 1999

The Company recognized net loss of ($12,259), (with loss per share of ($0.0023) per common share). During this period , the Company, since the acquisition of Consolidated Medical Management, Inc. (the private Louisiana company) by the public Company (formerly Golden Maple Mining and Leaching, Inc.), has aggressively pursued acquisitions of related medical service providers and other entities that, once required, will add to its ability to provide medical services. The following principal factors contribute to these results. For the period ended March 31, 1999, the Company recognized the operations of its wholly-owned subsidiaries, Independent Diagnostic Services, Inc. and Psychiatric Management Services, Inc. (PMSI) with consolidated operating revenue of $308,376 for the three-month period ended March 31, 1999.

Operating revenues are composed of management fees associated with providing services, under contract, to various home-health providers and PHP (Partial Hospital Programs), primarily located in southern Louisiana and the fee income from delivery of diagnostic and transportation services associated with the health care industry. Changes in the home health care industry caused the Company shift its emphasis away from home health care and toward the PHP program, and to other medical management programs, which the Company expects will be more profitable.

For the three-month period ended March 31, 1999, the Company incurred operating costs associated with the production of revenue totaling $313,893.
The most significant elements of operating expenses are personnel costs totaling
 $53,245 for the quarter. Personnel costs include the professional wages of the personnel who deliver the health-care services required by the contracts and related administrative salaries and benefits. Another significant operating cost is consulting fees paid in connection with the medical management performed by the Company. These costs totaled $112,335 for the three-month period ending March 31, 1999. In the quarter, the Company incurred legal and professional fees totaling $87,634 primarily associated with filings and legal matters on stock related issues. The Company incurred office expense totaling $47,963 for the three-month period.

FINANCIAL CONDITION

Liquidity and Capital Resources

As of March 2000, the Company sold a total of $500,000 in convertible and subordinated debentures ($465,000 remains as of March 31, 2000). The debentures are subordinated to bank debt and secured leases and are due within one year of issue. The debentures are otherwise unsecured but are given a preference over unsecured debt. The debentures include interest at fifteen (15%) percent, payable in monthly installments. Each debenture has a conversion right for each holder to convert the debenture principal to shares of the Company's common stock at the greater of $2.50 per share or ninety (90%) percent of the bid price, whichever is greater on the date of conversion. Accrued interest and any principal amount not converted to shares of stock will be paid in cash. A consultant to the Company, and a stockholder, Spectrum Financial, Inc. entered into an agreement with the Company whereby it assumed the Company's obligation to exchange shares it owned upon request of conversion by a debenture holder.
19

Liquidity and Capital Resources (continuation)

The Company has a cash balance of $69,074 as of March 31, 2000 and receivables totaling $64,744 from customers, of which $53,910 (83% of total receivables) was current. Management has reviewed the collectibility of these accounts, and determined that the collection is probable.

The Company has advanced funds to Jaguar, Inc. (a shareholder), in the form of notes receivable totaling $100,000 as of March 31, 2000. The terms of the notes call for the Company to be paid interest of 6% are due June 30, 2000 and are unsecured. Management believes these amounts to be collectable.

The Company's accounts payable and accrued expenses total $323,022 as of March 31, 2000. This compares to $301,490 as of December 31, 1999. The Company's obligations under these accounts have aged since December 31, 1999, with $306,871 of these amounts owed for more than ninety days.

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

     On December 14, 1999, a contract was signed between the Company and Gulf Coast MRI & Diagnostic, Inc. ("Gulf Coast") in Clear Lake City, Texas to acquire all of the outstanding stock of Gulf Coast for $4,000,000 in cash and stock. The Company is currently performing MRI imaging services and produced revenues in excess of $4,000,000. The contract is subject to the Company obtaining financing. The owners of Gulf Coast has decided not to honor the terms of the contract and the Company has withdrawn its plans to pursue with the purchase of Gulf Coast.

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


20
Part II

Other Information

Item 2.    Changes in Securities and Use of Proceeds

Since the end of the fiscal year ended December 31, 1999, and through the end of the quarter ended March 31, 2000, the Company has sold the following shares of common stock of the company without registration under the Securities Act of 1993.

a) On February 11, 2000, the Company issued 2,000,000 shares of common stock to Jacob International for payment in cash of $100,000.
b) On February 17, 2000, the Company issued 250,000 shares of common stock to J Brantley JV and Associates for legal services and settle a payable owed by the Company.
c) On February 17, 2000, the Company issued 86,000 to Lynn Simon, a director of the Company for services as a medical services director of the Company.

All of the aforesaid securities set forth immediately above were issued without registration under the Act by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof, as transactions by an issuer not involving any public offering, each recipient of securities having delivered appropriate investment representations to Registrant with respect thereto and having consented to the imposition of restrictive legends upon the certificates evidencing such securities. No underwriting discounts of commission were paid in connection with such issuances.

Item 5.    Other Information

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


Item 6.    Exhibits and Reports on Form 8-K

(a)     Exhibits.  The following exhibits are included as part of this report.
Exhibit  No     Description of Exhibit
                None

(b) No reports on Form 8-K were filed during the quarter covered by this report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Consolidated Medical Management, Inc.



By - Douglas M. Kemp - Chief Executive Officer

Date: May 11, 2000

CLYDE BAILEY P.C.
______________________________________________________________________________
Certified Public Accountant
10924 Vance Jackson #404
San Antonio, Texas 78230
(210) 699-1287(ofc.)
(888) 699-1287 &uml; (210) 691-2911 (fax)

Member:
American Institute of CPA's
Texas Society of CPA's


May 11, 2000


I have preformed a "limited review" and consent to the use, of my report dated May 8, 2000, in the Form 10QSB of Consolidated Medical Management Inc. dated March 31, 2000, included herein and to the reference made to me.


S/Clyde Bailey
Clyde Bailey

22