Form 10QSB
period 2000-06-30
CONSOLIDATED MEDICAL MANAGEMENT INC
filed 2000-08-11
CIK 700815

CONSOLIDATED MEDICAL
 MANAGEMENT, INC.

Form 10-QSB

June 30, 2000







Clyde Bailey, P.C.
Certified Public Accountant
10924 Vance Jackson #404
San Antonio, Texas 78230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549


Form 10-QSB


(Mark One)

 [X]     QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 For the quarter year ended June 30, 2000.

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


State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At August 5, 2000, there were 14,382,087 common shares of the Registrant outstanding.


Consolidated Medical Management, Inc.
Baton Rouge, Louisiana

Table of Contents


                                                                 Page
Part I -      Financial Information
Item 1.       Financial Statements
              Report of Independent Accountant                      2
              Consolidated Balance Sheets                           3
              Consolidated Statements of Operations                 4
              Consolidated Statements of Cash Flows                 5
              Notes to Consolidated Financial Statements            6

Item 2.       Management's Discussion and Analysis
              of Financial Condition and Results of Operation      18

Part II -     Other Information

Item 2.       Change in Securities                                 21

Item 5.       Other Information                                    21

Item 6.       Exhibits and Reports on Form 8-K                     21

Signature                                                          22

Letter of Consent                                                  23

Part I

Financial Information


ITEM 1.  FINANCIAL INFORMATION

The consolidated financial statements for Consolidated Medical Management, Inc. (the Company) included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the Company's financial position and the results of its operations for the interim periods presented. Because of the nature of the Company's business, the results of operations for the three months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the full fiscal year. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999 (1999 Form 10-KSB).

The consolidated financial statements included herein have been subjected to a limited review by Clyde Bailey P.C., independent accountant for the Company, whose report is included herein.

REPORT OF INDEPENDENT ACCOUNTANT


To the Board of Directors
Consolidated Medical Management, Inc.
(A Montana Corporation)
Baton Rouge, Louisiana


We have made a review of the consolidated balance sheet of Consolidated Medical Management, Inc. as of June 30, 2000,and the related consolidated statements of operations and cash flows for the three months period ended June 30, 2000 and 1999, in accordance with the standards established by the American Institute of Certified Public Accountants. These financial statements are the responsibility of the Company's management.

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


                                Clyde Bailey P.C.

San Antonio, Texas
August 8, 2000

CONSOLIDATED MEDICAL MANAGEMENT, INC.
(A Montana Corporation)
Consolidated Balance Sheet
(Unaudited)

ASSETS
                                     June 30, 2000          December 31, 1999
Current Assets
     Cash                                $   5,312            $   13,610
     Receivables, net                      113,528                60,134
     Prepaid Expenses                        8,975                 8,975
     Notes Receivable                      100,000               100,000

               Total Current Assets        227,815               182,719

Property and Equipment, net                 53,923                58,095
Prepaid Acquisition Costs                  400,000               400,000
Other Assets                                76,844                88,844

               Total Assets              $ 758,582            $  729,658

LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIT)

Current Liabilities
     Notes Payable-Current Portion       $  57,198            $   57,198
     Accounts Payable                      312,017               250,039
     Accrued Expenses                       74,599                51,451
     Convertible Debentures                465,000               465,000
      and Notes Payable-Current Portion

               Total Current Liabilities   908,814               823,688

     Notes Payable - Long Term Portion      54,726                54,726
     Capital Lease Obligation Payable            -                     -
          Long-Term Portion

               Total Long-Term Liabilities  54,726                54,726

               Total Liabilities         $ 963,540            $  878,414

Commitments and Contingencies:

Stockholders' Equity
     Common Stock                          $14,382            $    8,046

     Additional Paid-in-Capital          2,827,079             2,689,025
     Retained Earnings (Deficit)
                                        (3,046,419)           (2,845,827)

Total Stockholders' Equity (Deficit)      (204,958)             (148,756)

Total Liabilities and Stockholders'
Equity (Deficit)                         $ 758,582            $  729,658

CONSOLIDATED MEDICAL MANAGEMENT, INC.
(A Montana Corporation)
Consolidated Statement of
Operations
(Unaudited)



                      Three Months ended June 30,    Six Months ended June 30,
                         2000          1999             2000          1999

Revenues                $   373       $  338,467      $   76,660    $  646,843

Operating Expenses
     Personnel Costs     49,350          269,787         118,278       323,032
     Consulting           8,932           90,983          35,667       203,318
     Depreciation and
      Amortization        8,087           60,386          16,173        64,350
     Legal and
      Professional        6,000          167,646          42,225       255,280
     Office Expense           -           41,782          12,818        89,745
     Occupancy            5,050           12,327          11,164        21,079
     Transportation           -           33,132               -        33,132

     Total Operating
      Expenses          $77,419       $  676,043      $  236,325     $ 989,936

Income (Loss) from
 Operations             (77,046)        (337,576)       (159,665)     (343,093)

Other Income (Expenses)
     Other                    -                -               -           200
     Interest Expense   (21,944)         (47,862)        (42,743)      (47,862)
     Interest Income          5                -           1,817         3,476

                        (21,939)         (47,862)        (40,926)      (44,186)

Income (Loss) before
 Income Taxes          $(98,985)      $ (385,438)     $ (200,591)    $(387,279)

Income Tax Expense            -                -               -             -

Net Income (Loss)      $(98,985)      $ (385,438)     $ (200,591)    $(387,279)

Net Income (Loss)
 per Share             $(0.0694)      $   0.0687      $  (0.0139)    $ (0.0691)

CONSOLIDATED MEDICAL MANAGEMENT, INC.
Baton Rouge, Louisiana
Consolidated Statement of Cash Flows
(Unaudited)

                                                Six Months ended June 30,
                                                   2000          1999

Cash Flows from Operating Activities:
     Net Income (Loss)                         $(200,591)    $(387,279)
     Adjustments to Reconcile Net Income
      (Loss) to Net Cash Provided
      by Operating Activities:
     Depreciation and Amortization                16,172        75,191
     Non Cash Consulting and Services
      Paid by Stock Issue                          4,000       364,507
     (Increase) Decrease in Receivables          (53,394)     (117,467)
     (Increase) Decrease in Prepaid Expenses           -       (12,496)
     (Increase) Decrease in Other Assets               -             -
     (Increase) Decrease in Accounts Payable      61,977       190,723
     (Increase) Decrease in Interest Payable           -             -
     (Increase) Decrease in Accrued Expenses      23,148       (44,408)

     Net Cash Provided (Used) by Operating
      Activities                               $(148,688)      $68,771


Cash Flows from Investing Activities:

     Purchases of Fixed Assets                         -     $  (3,678)
     Payments of Notes Receivables                     -       (24,673)

     Net Cash Provided (Used) by Investing
      Activities                               $       -     $ (28,351)


Cash Flows from Financing Activities:

     Proceeds from Issuance of Debentures              -     $ 100,000
           and Convertible Notes
     Repayment of Debentures                           -       (50,000)
     Payments on Long-Term Debt                        -       (42,523)
     Common Stock                                140,390             -

     Net Cash Provided (Used) by Financing
      Activities                                $140,390     $   7,477

Net Increase (Decrease) in Cash                 $ (8,298)    $  47,897

Cash, Beginning of period                         13,610        25,540

Cash, End of period                             $  5,312     $  73,437

Supplemental Disclosure of Cash Flow
Information
     Cash Paid During the Period for:
          Interest                              $      -     $  15,823
          Income Taxes                          $      -     $       -

Supplemental Disclosure of Non-Cash Financing
Information
     In the quarter ended June 30, 2000 and
     1999, the Company issued common stock
     for consulting services rendered
     totaling $4,000 and $230,087 respectively.

CONSOLIDATED MEDICAL MANAGEMENT, INC.
(A Montana Corporation)
Consolidated Statements of Changes in Stockholders' Equity
(Deficit)
For the Years Ended December 31, 1999 and
1998


                          Common Stock                      Retained
                                           Additional Paid  Earnings
                        Shares      Amount    In Capital    (Deficit)    Total


Balances,
January 1, 1998        216,057        216    1,211,863    (1,265,693)   (53,614)

Issue stock for
advances             2,500,000      2,500       35,017                   37,517
to related party
debt                   550,000        550       58,028                   58,578

                     1,850,000      1,850       24,645                   26,495

Issue stock for
services rendered      210,000        210      289,790                  290,000

                        20,000         20       59,980                   60,000

                       150,000        150      174,850                  175,000

Net Income  (Loss)                                          (869,802)  (869,802)

Balance
December 31, 1998    5,496,057     $5,496   $1,854,173   $(2,135,495) $(275,826)

Stock issued for
services               517,986        518       51,281                   51,799
rendered under 1998
Non-Qualified
Stock Plan

Stock issued for
promotional            424,544        425      127,891                  128,316
marketing consulting
services

Stock issued for
services               594,000        594      167,156                  167,750

Stock issued for
legal services         500,000        500       88,924                   89,424

Stock issued for
acquisitions           400,000        400      399,600                  400,000

Stock issued to
debenture holders      113,500        114                                   114

Net Income (Loss)                                            (200,591) (200,591)

Balance
December 31, 1999    8,046,087      8,046   $2,689,025    $(2,336,086) $360,986

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

Cash Flows and Concentration of Credit Risk - Cash consists principally of demand deposits at commercial banks. These balances, as reflected in the bank's records, are insured by the Federal Deposit Insurance Corporation up to $100,000. At June 30,2000, the Company's deposits did not exceed the insured limits.

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


Note 2  -  Receivables

Receivables consist of the following:

          Service Billings                    $         43,347
          Advances to Employees                         59,348
          Interest                                      10,834
          Other                                             -0-
                                                       113,528

          Less: Allowance for                               -0-
          Uncollectible Accounts              $        113,528

Consolidated Medical Management, Inc
NOTES TO FINANCIAL STATEMENTS

Note 3  -  Notes Receivables

     Note Receivable from Jaguar
     International, Inc., a related party,
     in the original amount of $100,000,
     with interest at 6% principal and
     interest due June 30, 2000, unsecured.            100,000


     Total Notes Receivable                            100,000
     Less Current Portion                             (100,000)
     Long Term Portion of Notes Receivable          $       -0-


Note 4  -  Property, Plant and Equipment

     Furniture                                      $    6,721
     Equipment                                          33,974

Automotive Assets
under Capital Lease                                     71,633
                                                       112,329
      Less Accumulated Depreciation                    (58,407)
      Property, Plant and Equipment- Net            $   53,921


Note 5  -  Other Assets


     Prepaid Consulting Agreement                   $   74,000
    (net of accumulated amortization of $40,000)
     Deposits                                            2,844
     Other
                                                    $   76,844

Consolidated Medical Management, Inc.
NOTES TO FINANCIAL STATEMENTS


Note 6  -  Lease Commitments

During the period ended December 31, 1999, the Company leased its main administration office facilities under operating leases, which expired June 1998 and August 1998. Thereafter the office space has been rented on a month-to-month basis. Monthly rent for the office space totals $2000. Lease expense for the period ended June 30, 2000 and 1999 totaled $6,000 and $1,875 respectively.

The Company is also leasing equipment used by its subsidiary, IDSI, under operat ing leases with total monthly lease expense payments of $842. The leases are for thirty-six (36) months, and expire in September and October 2001.

The Company also leases other office assets, notably a copier, and phone system, under non-cancelable operating leases expiring through September 2000. At June 30, 2000, future minimum lease payments under long-term non-cancelable leases for succeeding fiscal periods is as follows:

          2000          $            9,632
          2001                       7,926
          Thereafter                     -
          Total         $           17,558

Note  7  -  Notes Payable


     Note Payable to GE Capital, financing
     the phone system, in the original amount
     of $10,222, dated September 16, 1997,
     payable in thirty-nine installments of
     $341 with interest at 12.5%, secured by
     a pledge of the phone system                    $        3,760



     Six (6) notes payable to Spectrum Financial,
     Inc., a related party of the Company, dated
     September 29, 1998, due July 29, 2000, interest
     at 10%, payable on maturity, unsecured.                116,164

     Total Notes Payable                                    119,924
     Less Current Portion                                   (57,198)
     Long Term Portion                               $       54,726

     Maturities of Notes Payable over the next five years are:

               2000                                  $       57,198
               2001 and
               thereafter                                    54,726
                                                     $      119,924

Consolidated Medical Management, Inc.
NOTES TO FINANCIAL STATEMENTS

Note  8  -  Capital Leases


Equipment Capital Leases Payable to leasing companies
in original amounts totaling approximately $399,176,
payable in monthly installments ranging from twenty-
four to sixty months, totalling $10,133, with
implicit interest rate of twelve (12%) percent,
through March 2003.  These leases are secured by
pledges of imaging equipment and related
transportation vehicles with original cot totaling
approximately $400,000 as of December 31, 1998.
These vehicles are included in company owned assets
described as Capital Lease Assets.  See additional
notes in this section.                        $      31,430

Less Current Portion                                (31,430)
Long Term Portion                             $          -0-
   Following is a schedule of minimum lease
   payments under Capital Leases:
      2000                                    $      31,430
      2001                                               -0-
      2002                                               -0-
      2003                                               -0-
      After                                              -0-
  Total Payments                                     31,430
Less: Interest included therein                         (-0-)
Net Payments                                  $      31,430

Maturities of Capital Lease Obligations payable in subsequent periods are as follows:
      2000                                           31,430
      2001                                               -0-
      2000                                               -0-
      2001                                               -0-
      After                                              -0-
                                               $     31,430


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

The provision for income taxes periods ended June 30, 2000 and 1999 consists of the following:

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

June 30, 2000

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

Common Stock

The Company's common stock is $0.001 par value, there are 50,000,000 shares authorized as of June 30, 2000. As of June 30, 2000 and 1999, the Company had 14,382,087 and 7,932,587 shares issued and outstanding, respectively.

Preferred Stock

In 1998, the Company amended its articles to authorize Preferred Stock. There are 20,000,000 shares authorized with a par value of $ 0.001. The shares are non-voting and non-redeemable by the Company. The Company further designated two series of its Preferred Stock: "Series 'A' $12.50 Preferred Stock" with 2,159,193 shares of the total shares authorized and "Series 'A' $8.00 Preferred Stock," with the number of authorized shares set at 1,079,957 shares. As of June 30, 2000 there are no shares issued and outstanding.

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

Earnings per share for the six months period ended June 30, 2000 is computed as follows:

                                          Weighted-Average
                                             Outstanding
                              Income           Shares              Per-Share
                            (Numerator)    ( Denominator )           Amount

Net Income (Loss)            ($200,591)

Basic EPS
   Income (Loss) available    (200,591)       12,382,147          ($0.0162)
   to common stockholders

Effect Dilutive Securities          -0-                -
   Convertible Debt

Dilutive EPS                 ($200,591)       12,382,147          ($0.0162)
  Income (Loss) available
  to common stockholders


Earnings per share for the six months period ended June 30, 1999 is computed as follows:

                              Income            Shares            Per-Share
                            (Numerator)     ( Denominator )         Amount

Net Income                 $(387,279)

Basic EPS
   Income (Loss) available  (387,279)          7,932,587          ($0.0488)
   to common stockholders

Effect Dilutive Securities        -0-                 -0-
   Convertible Debt

Dilutive EPS               $(387,279)          7,932,587          ($0.0488)
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

The Company has notes payable totaling $116,164 payable to Spectrum Financial, Inc. as of June 30, 2000. The notes are unsecured, see Note 7.
The Company holds a note receivable from Jaguar International, Inc. which owns thirty-two ($32%) percent of the outstanding stock as of June 30, 2000 in the amount of $ 100,000, see Note 3.


Note  16 -  Non Cash Financing Transactions

The Company issued stock in exchange for services of $12,600 (4,086,160 common shares issued) for period ended June 30, 2000 and $364,507 (1,691,574 common shares issued) for the period ended June 30, 1999.

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

The Company has signed contracts to acquire two MRI centers in Houston Texas. Details of the contracts are as follows:

     - On December 14, 1999, a contract was signed between the Company and Diagnostic Imaging Specialties, Inc. ("Diagnostic") in Angleton Texas to acquire all of the outstanding stock of Diagnostic for $1,500,000 in cash and stock. The Company is currently performing MRI imaging services and produced revenues of $ 1,802,285 in 1999 and a net income of $61,449. The contract is subject to the Company obtaining financing.
The Company has received a commitment letter from The Belgravia Fund LTD to pledge 10 million dollars in "blue-chip" stock as additional collateral on the loans referenced above. The loan for the acquisition of Diagnostic has been approved.

The Company is actively pursuing acquisitions in the medical services field and with the acquisitions they are expected to be profitable after the acquisitions are completed.


Note  19-  Going Concern

The Company has sustained a net loss of $159,665 from operations, and has Stockholders' Equity (Deficit) of ($204,958). These losses and deterioration of its financial condition, as demonstrated by the deficit in working capital of ($680,999), raise substantial doubt about the Company's ability to continue as a going concern.

The Company has signed contracts to acquire an MRI center in the Houston Texas area. The Company should improve its ability to operate as a going concern after the completion of this acquisitions. This is further explained Note 18.

Consolidated Medical Management, Inc.
NOTES TO FINANCIAL STATEMENTS

Note  20 -  Fair Values

The Company has a number of financial instruments, none of which are held for trading purposes. The Fund estimates that the fair value of all financial instruments at June 30, 2000 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet.

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

RESULTS OF OPERATIONS

     -     For the Three-Month Period Ended June 30, 2000

The Company recognized net loss of ($98,985), (with loss per share of ($0.0694) per common share). During this period , the Company has only limited operations due to the fact that contracts were lost with a major customer in 1999 and they only have one piece of equipment to perform medical treatments. The Company is inactive at the present time.

For the three-month period ended June 30, 2000, the Company incurred operating costs associated with the production of revenue totaling $77,419. The most significant elements of operating expenses are personnel costs totaling $49,350 for the quarter. Personnel costs include professional wages of the personnel who deliver the health-care services required by the contracts and related administrative salaries and benefits. In the quarter, the Company incurred legal and professional fees totaling $6,000 primarily associated with filings and legal matters on stock related issues

     -     For the Three-Month Period Ended June 30, 1999

The Company recognized net loss of ($387,279), (with loss per share of ($0.0691) per common share). During this period , the Company, since the acquisition of Consolidated Medical Management, Inc. (the private Louisiana company) by the public Company (formerly Golden Maple Mining and Leaching, Inc.), has aggressively pursued acquisitions of related medical service providers and other entities that, once required, will add to its ability to provide medical services. The following principal factors contribute to these results. For the period ended June 30, 1999, the Company recognized the operations of its wholly-owned subsidiaries, Independent Diagnostic Services, Inc. and Psychiatric Management Services, Inc. (PMSI) with consolidated operating revenue of $646,843 for the three-month period ended June 30, 1999.

Consolidated Medical Management, Inc.
(A Montana Corporation)


     -     For the Three-Month Period Ended June 30, 1999 (continuation)

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

For the three-month period ended June 30, 1999, the Company incurred operating costs associated with the production of revenue totaling $338,467. The most significant elements of operating expenses are personnel costs totaling $269,787 for the quarter. Personnel costs include the professional wages of the personnel who deliver the health-care services required by the contracts and related administrative salaries and benefits. Another significant operating cost is consulting fees paid in connection with the medical management performed by the Company. These costs totaled $90,983 for the three-month period ending June 30, 1999. In the quarter, the Company incurred legal and professional fees totaling $87,634 primarily associated with filings and legal matters on stock related issues. The Company incurred office expense totaling $41,782 for the three-month period.


FINANCIAL CONDITION

Liquidity and Capital Resources

As of March 1999, the Company sold a total of $500,000 in convertible and subordinated debentures ($465,000 remains as of June 30, 2000). The debentures are subordinated to bank debt and secured leases and are due within one year of issue. The debentures are otherwise unsecured but are given a preference over unsecured debt. The debentures include interest at fifteen (15%) percent, payable in monthly installments. Each debenture has a conversion right for each holder to convert the debenture principal to shares of the Company's common stock at the greater of $2.50 per share or ninety (90%) percent of the bid price, whichever is greater on the date of conversion. Accrued interest and any principal amount not converted to shares of stock will be paid in cash. A consultant to the Company, and a stockholder, Spectrum Financial, Inc. entered into an agreement with the Company whereby it assumed the Company's obligation to exchange shares it owned upon request of conversion by a debenture holder.

The Company has a cash balance of $5,312 as of June 30, 2000 and receivables totaling $113,528 from customers, of which $53,910 (83% of total receivables) was current. Management has reviewed the collectibility of these accounts, and determined that the collection is probable.

Consolidated Medical Management, Inc.
(A Montana Corporation)


Liquidity and Capital Resources (continuation)

The Company has advanced funds to Jaguar, Inc. (a shareholder), in the form of notes receivable totaling $100,000 as of June 30, 2000. The terms of the notes call for the Company to be paid interest of 6% are due June 30, 2000 and are unsecured. Management believes these amounts to be collectable.

The Company's accounts payable and accrued expenses total $386,616 as of June 30, 2000. This compares to $301,490 as of December 31, 1999. The Company's obligations under these accounts have aged since December 31, 1999, with $306,871 of these amounts owed for more than ninety days.

The Company has signed contracts to acquire two MRI centers in Houston Texas. Details of the contracts are as follows:

     - On December 14, 1999, a contract was signed between the Company and Diagnostic Imaging Specialties, Inc. ("Diagnostic") in Angleton Texas to acquire all of the outstanding stock of Diagnostic for $1,500,000 in cash and stock. The Company is currently performing MRI imaging services and produced revenues of $ 1,802,285 in 1999 and a net income of $61,449. The contract is subject to the Company obtaining financing.

The Company has received a commitment letter from The Belgravia Fund LTD to pledge 10 million dollars in "blue-chip" stock as additional collateral on the loans referenced above. The loan for the acquisition of Diagnostic has been approved and expected to close in the next couple of months.

The Company is actively pursuing acquisitions in the medical services field and with the acquisitions they are expected to be profitable after the acquisitions are completed.

Part II

Other Information

Item 2.    Changes in Securities and Use of
Proceeds

Since the end of the fiscal year ended December 31, 1999, and through the end of the quarter ended June 30, 2000, the Company has sold the following shares of common stock of the company without registration under the Securities Act of 1993.

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

d) On April 17, 2000, the Company issued 4,000,000 shares of stock to Douglas M. Kemp for services. The stock was valued at par value ($.001 per share).

e) On May 17, 2000, the Company issued 160 shares or common stock to individuals for an adjustment to prior stock issues.

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

Date: August 8, 2000

CLYDE BAILEY P.C.
______________________________________________________________________________
Certified Public Accountant
10924 Vance Jackson #404
San Antonio, Texas 78230
(210) 699-1287(ofc.)
(888) 699-1287 &uml; (210) 691-2911 (fax)

Member:
American Institute of CPA's
Texas Society of CPA's


August 8, 2000


I have performed a "limited review" and consent to the use, of my report dated August 8, 2000, in the Form 10QSB of Consolidated Medical Management Inc. dated June 30, 2000, included herein and to the reference made to me.


                                   /S/ Clyde Bailey
                                       Clyde Bailey