Form 10QSB
period 2000-09-30
CONSOLIDATED MEDICAL MANAGEMENT INC
filed 2000-11-14
CIK 700815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549


Form 10-QSB


(Mark One)

 [X]     QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 For the quarter year ended September 30, 2000.

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


State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: November 6, 2000, there were 14,382,247 common shares of the Registrant outstanding.


Consolidated Medical Management, Inc.
Baton Rouge, Louisiana



Table of Contents


                                                                    Page
Part I -  Financial Information
Item 1.   Financial Statements
          Report of Independent Accountant                             2
          Consolidated Balance Sheets                                  3
          Consolidated Statements of Operations                        4
          Consolidated Statements of Cash Flows                        5
          Notes to Consolidated Financial Statements                   6

Item 2.   Management's Discussion and Analysis
           of Financial  Condition and Results of Operation           15

Part II - Other Information

Item 2.   Change in Securities                                        18

Item 5.   Other Information                                           18

Item 6.   Exhibits and Reports on Form 8-K                            18

Signature                                                             19

Part I

Financial Information


ITEM 1.  FINANCIAL INFORMATION

The consolidated financial statements for Consolidated Medical Management, Inc. (the Company) included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the Company's financial position and the results of its operations for the interim periods presented. Because of the nature of the Company's business, the results of operations for the three months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the full fiscal year. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999 (1999 Form 10-KSB).

REPORT OF INDEPENDENT ACCOUNTANT



To the Board of Directors
Consolidated Medical Management, Inc.
(A Montana Corporation)
Baton Rouge, Louisiana


We have made a review of the consolidated balance sheet of Consolidated Medical Management, Inc. as of September 30, 2000, and the related consolidated statements of operations and cash flows for the three months period ended September 30, 2000 and 1999, in accordance with the standards established by the American Institute of Certified Public Accountants. These financial statements are the responsibility of the Company's management.

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



                                Clyde Bailey P.C.


San Antonio, Texas
November  7, 2000

CONSOLIDATED MEDICAL MANAGEMENT, INC.
(A Montana Corporation)
Consolidated Balance Sheet
(Unaudited)

ASSETS
                                           Sep 30, 2000        Dec 31, 1999
Current Assets
     Cash                                     $ 2,693             $13,610
     Receivables, net                          99,103              60,134
     Prepaid Expenses                           8,975               8,975
     Notes Receivable                         100,000             100,000
                                              -------             -------
               Total Current Assets           210,771             182,719

Property and Equipment, net                    20,406              58,095
Prepaid Acquisition Costs                     400,000             400,000
Other Assets                                   70,844              88,844
                                              -------             -------
               Total Assets                  $702,021            $729,658
                                              =======             =======
LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIT)

Current Liabilities
     Notes Payable-Current Portion            $25,767             $57,198
     Accounts Payable                         375,508             250,039
     Accrued Expenses                          95,476              51,451
     Convertible Debentures                   465,000             465,000
      and Notes Payable-Current Portion
                                              -------             -------
           Total Current Liabilities          961,751             823,688

     Notes Payable - Long Term Portion         54,726              54,726
     Capital Lease Obligation Payable               -                   -
          Long-Term Portion
                                              -------             -------
          Total Long-Term Liabilities          54,726              54,726
                                              -------             -------
               Total Liabilities           $1,016,477            $878,414
                                              =======             =======
Commitments and Contingencies:

Stockholders' Equity
     Common Stock                             $14,382              $8,046

     Additional Paid-in-Capital             2,827,079           2,689,025
     Retained Earnings (Deficit)           (3,155,917)         (2,845,827)
                                              -------             -------
Total Stockholders' Equity (Deficit)         (314,456)           (148,756)
                                              -------             -------
Total Liabilities and Stockholders' Equity
 (Deficit)                                   $702,021            $729,658
                                              =======             =======

CONSOLIDATED MEDICAL MANAGEMENT, INC.
(A Montana Corporation)
Consolidated Statement of Operations
(Unaudited)


                                          Three Months       Nine Months
                                          ended Sep 30,      ended Sep 30,
                                         2000       1999    2000      1999

Revenues                              $   -    $ 457,368 $  76,660  $1,104,211

Operating Expenses
     Personnel Costs                    46,422   458,401   164,700     781,433
     Consulting                         18,289    51,876    53,956     255,194
     Depreciation and Amortization       8,087    34,122    24,259      98,472
     Legal and Professional              9,000    50,597    51,225     305,877
     Office Expense                      3,093    66,183    15,912     155,928
     Occupancy                           2,531    22,738    13,695      43,817
     Transportation                       -        4,342         -      37,474
                                       -------   -------   -------    --------
     Total Operating Expenses         $ 87,422 $ 688,259 $ 323,747  $1,678,195

Income (Loss) from Operations          (87,422) (230,891) (246,977)   (573,984)

Other Income (Expenses)
     Other                                   -      (200)        -           -
     Interest Expense                  (21,187)  (29,007)  (63,930)    (76,869)
     Interest Income                         -     1,853     1,817       5,329
                                       -------   -------   -------    --------
                                       (21,187)  (27,354)  (62,113)    (71,540)

Income (Loss) before Income Taxes    $(109,498)$(258,245)$(309,090)  $(645,524)

Income Tax Expense                           -        -          -           -
                                       -------   -------   -------    --------
Net Income (Loss)                    $(109,498)$(258,245)$(309,090)  $(645,524)
                                       =======   =======   =======    ========
Net Income (Loss) per Share          $ (0.0160)$  0.0461 $ (0.0220)  $ (0.0963)
                                       =======   =======   =======    ========
Weighted Average Per Share          14,382,247 6,704,332 14,382,247   6,704,332

CONSOLIDATED MEDICAL MANAGEMENT, INC.
Baton Rouge, Louisiana
Consolidated Statement of Cash Flows
(Unaudited)

                                              Nine Months ended September 30,
                                                    2000          1999

Cash Flows from Operating Activities:
     Net Income (Loss)                           $(310,090)    $(645,524)
     Adjustments to Reconcile Net Income
      (Loss) to Net Cash Provided by
          Operating Activities:
           Depreciation and Amortization            24,259        98,924
           Non Cash Consulting and Services
            Paid by Stock Issue                      6,087       391,959
           (Increase) Decrease in Receivables      (38,969)     (165,508)
           (Increase) Decrease in Prepaid Expenses       -        (4,529)
           (Increase) Decrease in Other Assets           -        53,646
           Increase (Decrease) in Accounts Payable 125,469       337,261
           Increase (Decrease) in Accrued Expenses  44,025       (59,741)
                                                  --------       -------
           Net Cash Provided (Used) by Operating
            Activities                           $(149,219)       $6,488
                                                  --------       -------
Cash Flows from Investing Activities:

     Retirements of Fixed Assets                    29,343       $(3,678)
     Payments of Notes Receivables                       -        24,673
                                                  --------       -------
     Net Cash Provided (Used) by Investing
      Activities                                   $29,343       $20,995
                                                  --------       -------

Cash Flows from Financing Activities:

     Proceeds from Issuance of Debentures                -      $100,000
           and Convertible Notes
     Repayment of Debentures                             -       (50,000)
     Short-Term Debt                               (31,431)           -
     Payments on Long-Term Debt                          -       (63,805)
     Common Stock                                  140,390            -
                                                  --------       -------
     Net Cash Provided (Used) by Financing
      Activities                                  $108,959      $(13,805)
                                                  --------       -------
Net Increase (Decrease) in Cash                   $(10,917)      $13,678

Cash, Beginning of period                           13,610        25,540
                                                  --------       -------
Cash, End of period                                 $2,693       $39,218
                                                  --------       -------
Supplemental Disclosure of Cash Flow Information
     Cash Paid During the Period for:
          Interest                                  $    -       $29,007
                                                  ========       =======
          Income Taxes                              $    -       $    -
                                                  ========       =======

Supplemental Disclosure of Non-Cash Financing  Information
In the nine months ended September 30, 2000 and 1999, the Company issued common stock for consulting services rendered totaling $6,087 and $233,087 respectively.

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

Cash Flows and Concentration of Credit Risk - Cash consists principally of demand deposits at commercial banks. These balances, as reflected in the bank's records, are insured by the Federal Deposit Insurance Corporation up to $100,000. At September 30,2000, the Company's deposits did not exceed the insured limits.

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



Note 2  -  Receivables

Receivables consist of the following:

     Service Billings                          $       21,021
          Advances to Employees                        67,248
          Interest                                     10,834
          Other                                            -0-
                                                       99,103
          Less: Allowance for                              -0-
          Uncollectible Accounts
                                               $       99,103

Consolidated Medical Management, Inc
NOTES TO FINANCIAL STATEMENTS

Note 3  -  Notes Receivables

Note Receivable from Jaguar International,
Inc., a related party, in the original amount
of $100,000, with interest at 6% principal
and interest due September 30, 2000, unsecured.         100,000


    Total Notes Receivable                              100,000
    Less Current Portion                               (100,000)
         Long Term Portion of Notes Receivable       $      -0-




Note 4  -  Property, Plant and Equipment


     Furniture                                       $    6,722
     Equipment                                           33,974

                                                         40,696
     Less Accumulated Depreciation                      (20,290)
     Property, Plant and Equipment- Net              $   20,406

On September 13, 2000 the Company sold a HP Ultrasound machine for $20,000 to Southern Medical Supply and reduced corresponding Accounts Receivable by the same amount.


Note 5  -  Other Assets


     Prepaid Consulting Agreement                    $   68,000
      (net of accumulated amortization of $52,000)
     Deposits                                             2,844
     Other
                                                     $   70,844

Consolidated Medical Management, Inc.
NOTES TO FINANCIAL STATEMENTS

Note 6  -  Lease Commitments

During the period ended December 31, 1999, the Company leased its main administration office facilities under operating leases, which expired June 1998 and August 1998. Thereafter the office space has been rented on a month-to-month basis. Monthly rent for the office space totals $2000. Lease expense for the period ended September 30, 2000 and 1999 totaled $6,000 and $1,875 respectively.

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

Note payable to GE Capital, financing the phone
system, in the original amount of $ 10,222, dated
September 16, 1997,  payable in thirty-nine
installments of $341 with  interest at 12.5%,
secured by a pledge of the  phone system            $       3,760

Six  (6) notes payable to Spectrum Financial, Inc.,
dated September 29,1998, due July 29, 2000,
interest at 10%, payable on maturity, unsecured            76,733

Total Notes Payable                                        80,493
     Less Current Portion                                 (25,767)
     Long Term Portion                               $     54,726

Maturities of Notes Payable over the next five years are:

               2000                                  $     25,767
               2001 and thereafter                         54,726
                                                     $     80,493

Consolidated Medical Management, Inc.
NOTES TO FINANCIAL STATEMENTS



Note 8  -  Convertible Debentures and Notes Payable

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


     Total Convertible Debentures and Notes Payable $       465,000
     Less: Current Portion                                 (465,000)
     Long-Term Portion                              $            -0-

Consolidated Medical Management, Inc.
NOTES TO FINANCIAL STATEMENTS


Note  9  -  Income Taxes

The provision for income taxes periods ended September 30, 2000 and 1999 consists of the following:

        Current Provision
          Federal                                    $           -
          State                                                  -
        Deferred Provision (Benefit)                             -

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

The net deferred tax asset or liability is composed of the following:

          September 30, 2000

Total Deferred Tax Assets                    $     365,465
     Less: Valuation Allowance                    (365,465)
Net Deferred Tax Asset                                   -
     Total Deferred Tax Liabilities                      -
Net Deferred Tax Liability                               -
     Less Current Portion                                -

     Long-Term Portion                       $           -

The Company has net operating loss carry forwards totaling $ 1,689,653 , which expire through 2015.

Consolidated Medical Management, Inc.
NOTES TO FINANCIAL STATEMENTS

Note  10  -  Common and Preferred Stock

Common Stock

The Company's common stock is $0.001 par value, there are 50,000,000 shares authorized as of September 30, 2000. As of September 30, 2000 and 1999, the Company had 14,382,087 and 7,932,587 shares issued and outstanding, respectively.

Preferred Stock

In 1998, the Company amended its articles to authorize Preferred Stock. There are 20,000,000 shares authorized with a par value of $ 0.001. The shares are non-voting and non-redeemable by the Company. The Company further designated two series of its Preferred Stock: "Series 'A' $12.50 Preferred Stock" with 2,159,193 shares of the total shares authorized and "Series 'A' $8.00 Preferred Stock," with the number of authorized shares set at 1,079,957 shares. As of September 30, 2000 there are no shares issued and outstanding.

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

Consolidated Medical Management, Inc.
NOTES TO FINANCIAL STATEMENTS

Note  11  -  Commitments and Contingencies

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


Note  12  -  Economic Dependence

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


Note  13 -  Related Party Transactions
The Company has agreements with three related companies, GCSW Funding Inc.,Jaguar International, Inc. (a shareholder of the Company) and Southern Properties, Inc. to provide various consulting services to the Company as required.

The Company holds a note receivable from Jaguar International, Inc. in the amount of $100,000, see Note 3.


Note  14 -  Stock Options

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

No compensation costs were charged to income in 1999 under these plans.

Consolidated Medical Management, Inc.
NOTES TO FINANCIAL STATEMENTS


Note  15-  Merger and Acquisitions

The Company has signed contracts to acquire two MRI centers in Houston Texas. Details of the contracts are as follows:

&sdot;     On December 14, 1999, a contract was signed between the Company and
Diagnostic Imaging Specialties, Inc. ("Diagnostic") in Angleton Texas to acquire all of the outstanding stock of Diagnostic for $1,500,000 in cash and stock. Diagnostic is currently performing MRI imaging services and produced revenues of $ 1,802,285 in 1999 and a net income of $61,449. The contract is subject to the Company obtaining financing.

Note  16-  Going Concern

The Company has sustained a net loss of $310,089 from operations, nine months ended September 30, 2000, and has Stockholders' Equity (Deficit) of ($314,456). These losses and deterioration of its financial condition, as demonstrated by the deficit in working capital of ($750,980), raise substantial doubt about the Company's ability to continue as a going concern. The Company has signed a contract to acquire an MRI center in the Houston Texas area. The Company should improve its ability to operate as a going concern after the completion of this acquisitions. This is further explained
Note 15.

The Company is actively pursuing acquisitions in the medical services field and with the acquisitions they are expected to be profitable after the acquisitions are completed.


Note  17 -  Fair Values

The Company has a number of financial instruments, none of which are held for trading purposes. The Fund estimates that the fair value of all financial instruments at September 30, 2000 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet.


Note  18-  Subsequent Events

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

RESULTS OF OPERATIONS

  - For the Three-Month Period Ended September 30, 2000

The Company recognized net loss of ($109,498), (with loss per share of ($0.016) per common share). During this period, the Company has only limited operations due to the fact that contracts were lost with a major customer in 1999. The Company is inactive at the present time.

For the three-month period ended September 30, 2000, the Company incurred operating costs associated with the production of revenue totaling $87,422. The most significant elements of operating expenses are personnel costs totaling $46,422 for the quarter. Personnel costs include professional wages of the personnel who deliver the health-care services required by the contracts and related administrative salaries and benefits. In the quarter, the Company incurred legal and professional fees totaling $9,000 primarily associated with filings and legal matters on stock related issues

  - For the Nine-Month Period Ended September  30, 2000

The Company recognized net loss of ($309,090), (with loss per share of ($0.022) per common share). The following principal factors contribute to these results. The most significant elements of operating expenses are personnel costs totaling $164,700 for the period. Personnel costs include professional wages of the personnel who deliver the health-care services required by the contracts and related administrative salaries and benefits. In the nine month period, the Company incurred legal and professional fees totaling $51,225 primarily associated with filings and legal matters on stock related issues

Consolidated Medical Management, Inc.
(A Montana Corporation)


  - For the Nine-Month Period Ended September 30, 1999

For the nine-month period ended September 30, 1999, the Company incurred operating costs associated with the production of revenue totaling
$1,678,195. The most significant elements of operating expenses are personnel costs totaling $781,433 for the period. Personnel costs include the professional wages of the personnel who deliver the health-care services required by the contracts and related administrative salaries and benefits. Another significant operating cost is consulting fees paid in connection with the medical management performed by the Company. These costs totaled $255,194 for the nine-month period ending September 30, 1999. In the nine month period, the Company incurred legal and professional fees totaling $305,877 primarily associated with filings and legal matters on stock related issues.

FINANCIAL CONDITION

Liquidity and Capital Resources

As of March 1999, the Company sold a total of $500,000 in convertible and subordinated debentures ($465,000 remains as of September 30, 2000). The debentures are subordinated to bank debt and secured leases and are due within one year of issue. The debentures are otherwise unsecured but are given a preference over unsecured debt. The debentures include interest at fifteen (15%) percent, payable in monthly installments. Each debenture has a conversion right for each holder to convert the debenture principal to shares of the Company's common stock at the greater of $2.50 per share or ninety (90%) percent of the bid price, whichever is greater on the date of conversion. Accrued interest and any principal amount not converted to shares of stock will be paid in cash. A consultant to the Company, and a stockholder, Spectrum Financial, Inc. entered into an agreement with the Company whereby it assumed the Company's obligation to exchange shares it owned upon request of conversion by a debenture holder.

The Company has a cash balance of $2,693 as of September 30, 2000 and receivables totaling $21,021 from customers, of which all is delinquent. Management has reviewed the collectibility of these accounts, and determined that the collection is probable.

Consolidated Medical Management, Inc.
(A Montana Corporation)



Liquidity and Capital Resources (continuation)

The Company has advanced funds to Jaguar, Inc. (a shareholder), in the form of notes receivable totaling $100,000 as of September 30, 2000. The terms of the notes call for the Company to be paid interest of 6% are due September 30, 2000 and are unsecured. Management believes these amounts to be collectable.

The Company's accounts payable and accrued expenses total $470,984 as of June 30, 2000. This compares to $301,490 as of December 31, 1999. The Company's obligations under these accounts have aged since December 31, 1999, with $306,871 of these amounts owed for more than ninety days.

The Company has signed a contract to acquire a MRI centers in Houston Texas. Details of the contracts are as follows:

 - On December 14, 1999, a contract was signed between the Company and Diagnostic Imaging Specialties, Inc. ("Diagnostic") in Angleton Texas to acquire all of the outstanding stock of Diagnostic for $1,500,000 in cash and stock. Diagnostic is currently performing MRI imaging services and produced revenues of $ 1,802,285 in 1999 and a net income of $61,449. The contract is subject to the Company obtaining financing.

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

Date: November 8, 2000