Form 10KSB
period 2000-12-31
CONSOLIDATED MEDICAL MANAGEMENT INC
filed 2001-05-14
CIK 700815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-KSB

(Mark One)

 [X]     ANNUAL  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2000.

 [  ]     TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 For the transition period from _______ to ________

Commission File Number: 2-89616

                    CONSOLIDATED MEDICAL MANAGEMENT, INC.
     ----------------------------------------------------------------
               (Exact name of Registrant as specified in charter)

MONTANA                                             82-0369233
-----------------------------------    -----------------------------------
(State or other jurisdiction of                IRS Employer I.D. No.
incorporation or organization)

11829 FLORIDA BLVD, BATON ROUGE, LA               70815
----------------------------------------       -----------
(Address of principal executive offices)       (Zip Code)

(504) 292-3100
---------------------------------------------
Issuer's telephone number, including area code

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

State issuer's revenues for its most recent fiscal year:           $78,090

State the aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: The aggregate market value of the voting stock held by non-affiliates of the Registrant computed by using the closing has been determined to be $ 601,043 as of March 29, 2001 based on the closing price
$0.04 per share.

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date:  At March 29, 2001 there were
15,026,087 common shares of the Registrant outstanding.  At December 31, 2000, there were 15,026,087 common shares of the Registrant outstanding.

Documents Incorporated by Reference:  (1)  Any annual report to security holders - None;  (2) Any proxy or information statement - None;  (3)  Any prospectus filed pursuant to Rule 424(b) or  (c) under  securities Act of 1993
- None.

This report on Form 10-KSB contains forward-looking statements that involve risks and uncertainties.  Consolidated Medical Management, Inc. ("Company")
actual results may differ significantly from the results discussed in the forward-looking statements.

Forward-Looking Information-General

This report contains a number of forward-looking statements, which reflect the
Company's current views with respect to future events and financial performance including statements regarding the Company's projections, and the Internet gaming industry.  These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated.  In this report, the words
"anticipates", "believes", "expects", "intends", "future", "plans", "targets"
and similar expressions identify forward-looking statements.  Readers are cautioned to not place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof the Company undertakes no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that may arise after the date hereof.
Additionally, these statements are based on certain assumptions that may prove to be erroneous and are subject to certain risks including, but not limited to, the Company's dependence on limited cash resources, and its dependence on certain key personnel within the Company.  Accordingly, actual results may differ, possibly materially, from the predictions contained herein.

[ THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

P A R T   I

>>  ITEM 1.    DESCRIPTION OF BUSINESS

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

During the years ended December 31, 1999 and 1998, approximately forty-seven
(47%) percent of the Company's total operating income was earned under management contracts with one major customer.  The contracts have a term of one year, ending December 31, 1998, renewable annually.  The customer advised the Company in July 1999 that they would cancel the contract.  This left the
Company with no operations from this customer as of December 31, 1999

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

>>  ITEM 2.    DESCRIPTION OF PROPERTY

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

>>  ITEM 3.    LEGAL PROCEEDINGS

None.

>>  ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended December 31, 2000.

[ THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

P A R T   II

>>  ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

Registrant is authorized to issue Fifty Million (50,000,000) Common Shares, of which approximately 15,026,087 shares are outstanding as of December 31, 2000.
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

        2000              Low Bid            High Bid

First Quarter          $     1/4          $     1/2
Second Quarter         $     1/8          $     1/16
Third Quarter          $     1/16         $     1/16
Fourth Quarter         $     1/16         $     1/32

It should be noted that, in all of the above cases, these prices have been established with a very low trading volume, As a result, a small trading volume may result in significant price fluctuation.

Since its inception the Company has not paid any dividends on its common stock and the Company does not anticipate that it will pay dividends in the foreseeable future.

At December 31, 2000, the Company had approximately 425 shareholders of record, respectively, as reported by the Company's transfer agent. The transfer agent for the Company is Idaho Stock Transfer Company, P.O. Box 2196,
Coeur d'Alene, ID 83816-2196; telephone number (208) 664-3544.

>>  ITEM 6.
None.

>>  ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR RESULTS OF OPERATIONS

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

Since the Company's acquisition of CMMI-LA and the expansion of its operations, the Company has suffered operating losses, totaling ($448,679) for
2000 on gross revenue of $78,090 and total operating costs of $526,769. Other income and expenses were ($553,256). This results in a net loss before income taxes for the Company of ($1,001,935).

The Company's financial condition reflects a deficit in stockholders' equity of ($917,026), a deficit in working capital of ($879,715) with total liabilities of $936,165 and total assets of $19,139.

Currently, management is exploring the opportunities of expanding our involvement in other medical markets.

Liquidity and Capital Resources

Since March 1998, the Company sold a total of $465,000 in convertible subordinated debentures ($465,000 remain as of December 31, 2000 due to conversions, however, the debt has been reissued to Spectrum Financial, Inc.).
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

The Company had cash of $1,724 as of December 31, 2000.

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

     - Note payable to GE Capital, financing the phone system, in the original amount of $10,222, dated September 16, 1997, payable in thirty-nine installments of $341 with interest at 12.5%, secured by a pledge of the phone system;

     - Six (6) notes payable to Spectrum Financial, Inc., a related party of the Company, dated September 29, 1998, due July 29, 2000, interest at 10%, payable on maturity, unsecured;

     - The Company issued convertible debentures in 1998 that are subordinated to bank debt and secured leases. The debentures are otherwise unsecured but are given a preference over unsecured debt. The debentures include interest at fifteen (15%) percent, interest is payable in monthly installments. Each debenture has a conversion right for each holder to convert the debenture principal to shares of the Company's common stock at the greater of $2.50 per share or ninety (90%) percent of the bid price, whichever is greater on the date of conversion. Accrued interest and any principal amount not converted to shares of stock will be paid in cash at conversion. As of
December 31, the company had issued and outstanding $190,000 in debentures.
The debentures are due one year from date of issue. All debentures issued in
1998 were due in 1999.

     - The Company issued convertible promissory notes payable in 1998.
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

As of December 31, 2000, the Company has incurred trade payables and accrued compensation and personnel costs totaling $275,300.

[ THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

>>  ITEM 8.    FINANCIAL STATEMENTS

The financial statements of the Company are attached to this annual report.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

To the Board of Directors and Shareholders
Consolidated Medical Management, Inc.

We have audited the accompanying consolidated balance sheet of Consolidated
Medical Management, Inc. and subsidiaries (Company) as of December 31, 2000 and 1999 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year ended December 31, 2000 and
1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and subsidiaries as of December 31 2000, and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

Clyde Bailey
Certified Public Accountant

March 9, 2001

CONSOLIDATED MEDICAL MANAGEMENT, INC.
(A Montana Corporation)
Consolidated Balance Sheet
As of December 31, 2000

ASSETS

Current Assets
     Cash                                              $1,724

          Total Current Assets                          1,724

Property and Equipment, net                            17,415

          Total Assets                                $19,139

LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIT)

Current Liabilities
     Notes Payable-Current Portion                    $25,767
     Accounts Payable                                 275,300
     Accrued Expenses                                 115,372
     Convertible Debentures                           465,000

          Total Current Liabilities                   881,439

     Notes Payable - Long Term Portion                 54,726

          Total Long-Term Liabilities                  54,726

          Total Liabilities                           936,165

Commitments and Contingencies:                              -

Stockholders' Equity
     Preferred Stock                                        -
          20,000,000 authorized shares, par value
          $.001 no shares issued and outstanding
     Common Stock                                      15,026
          50,000,000 authorized shares, par value
          $.001 15,026,347 shares issued and
          outstanding
     Additional Paid-in-Capital                     2,915,711
     Accumulated Deficit                           (3,847,763)

          Total Stockholders' Equity (Deficit)       (917,026)

          Total Liabilities and Stockholders' Equity
          (Deficit)                                   $19,139

See accompanying notes to Consolidated Financial Statements.

CONSOLIDATED MEDICAL MANAGEMENT, INC.
(A Montana Corporation)
Consolidated Statement of Operations
For the Years Ended December 31, 2000 and
1999

                                                  2000               1999

Revenues                                         $78,090            $1,027,387

Operating Expenses
     Personnel Costs                             209,570               657,498
     Bad Debt Expense                             72,804               157,791
     Consulting                                   94,115                     -
     Depreciation and Amortization                27,250               112,345
     Educational                                       -                 2,759
     Legal and Professional                       68,550               548,649
     Office Expense                               33,519               179,328
     Occupancy                                    20,961                60,158

     Total Operating Expenses                    526,769             1,718,528

Income (Loss) from Operations                   (448,679)             (691,141)

Other Income (Expenses)
     Lease Equipment Returned                          -                55,386
     Merger and Acquisition Expenses            (400,000)              (12,991)
     Other                                       (68,000)                    -
     Interest Expense                            (87,073)              (68,469)
     Interest Income                               1,817                 6,882

                                                (553,256)              (19,192)

Income (Loss) before Income Taxes             (1,001,935)             (710,333)

Income Tax Expense (Benefit)                           -                     -

Net Income (Loss)                            $(1,001,935)            $(710,333)

Net Income (Loss) per Share, Basic              $(0.0790)            $(0.0966)

Net Income (Loss) per Share, Diluted            $(0.0778)            $(0.0942)

Weighted Average Number of Shares             12,687,420            7,356,545

See accompanying notes to Consolidated Financial Statements.

CONSOLIDATED MEDICAL MANAGEMENT, INC.
(A Montana Corporation)
Consolidated Statement of Cash Flows
For the Years Ended December 31, 2000 and 1999

                                                            2000                 1999

Cash Flows from Operating Activities:
     Net Income (Loss)                                $(1,001,935)           $(710,333)
     Adjustments to Reconcile Net Income
      (Loss) to Net Cash Provided by
          Operating Activities:
               Depreciation and Amortization               27,250              112,345
               Non Cash Consulting and Services
                Paid by Stock Issue                       133,665              437,289
               (Increase) Decrease in Receivables          60,134              106,735
               (Increase) Decrease in Prepaid
                Expenses                                    8,975               (4,660)
               (Increase) Decrease in Other Assets         20,844               50,899
               (Decrease) Increase in Accounts Payable    (25,261)            (109,582)
               (Increase) Decrease in Prepaid Acquisition
                Costs                                     468,000             (400,000)
               (Decrease) Increase in Accrued Expenses     60,921               86,650

                Net Cash Provided Used by Operating
                 Activities                             $(247,407)           $(430,657)

Cash Flows from Investing Activities:

     Issuance of Notes Receivables                              -                    -
     Abandon of Assets,net                                 66,952              327,464
     Payments of Notes Receivables                        100,000               40,673
     Purchases of Property, Plant and Equipment, net            -                    -

          Net Cash Provided Used by Operating Activities $166,952             $368,137

Cash Flows from Financing Activities:

     Proceeds from Issuance of Common Stock               100,000                    -
     Issue (Cancel) Debt for Capital Leases               (31,431)            (315,355)
     Stock Issurance for Acquisitions                           -              400,000
     Proceeds from Issuance of Debt                             -               15,000
     Payments on Short-Term Debt                                -              (49,055)
     Payments on Long-Term Debt                                 -                    -

          Net Cash Provided Used by Financing Activities  $68,569              $50,590

Net Increase (Decrease) in Cash                          $(11,886)            $(11,930)

Cash, Beginning of period                                  13,610               25,540

Cash, End of period                                        $1,724             $ 13,610

Supplemental Disclosure of Cash Flow
Information
     Cash Paid During the Year for:
          Interest                                       $147,994             $ 37,290
          Income Taxes                                   $      -             $      -

See accompanying notes to Consolidated Financial Statements.

CONSOLIDATED MEDICAL MANAGEMENT, INC.
(A Montana Corporation)
Consolidated Statements of Changes in Stockholders' Equity
(Deficit)
For the Years Ended December 31, 2000 and 1999

                                     Common Stock                          Retained
                                                        Additional Paid    Earnings
                                Shares      Amount       In Capital        (Deficit)          Total

Balances, January 1, 1999     5,496,057       5,496       1,854,173       (2,135,495)      (275,826)

Stock issued for services       517,986         518          51,281                          51,799
 rendered under 1998
Non-Qualified
  Stock Plan

Stock issued for promotional    424,544         425         127,891                         128,316
  marketing consulting services

Stock issued for services       594,000         594         167,156                         167,750

Stock issued for legal services 500,000         500          88,924                          89,424

Stock issued for acquisitions   400,000         400         399,600                         400,000

Stock issued to debenture
 holders                        113,500         114                                             114

Net Income (Loss)                                                           (710,333)      (710,333)

Balance December 31, 1999     8,046,087       8,046      $2,689,025      $(2,845,828)     $(148,756)

Stock issued for directors
 fees                         4,530,000       4,530          55,470                          60,000

Stock issued for payables       450,000         450          73,216                          73,665

Stock issued for Cash         2,000,000       2,000          98,000                         100,000

Net Income (Loss)                                                         (1,001,935)    (1,001,935)

Balance December 31, 2000    15,026,087      15,026       2,915,711       (3,847,763)      (917,026)

See accompanying notes to Consolidated Financial Statements.

Consolidated Medical Management, Inc
Notes to Financial Statements

NOTE 1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The subsidiary provided management services for home healthcare providers predominately in southern Louisiana. The Company's subsidiary, Independent
Diagnostic Services, Inc., provides diagnostic ultrasound imaging services to physician offices, clinics, hospital and skilled nursing facilities, and also provides mobile laboratories that will enable services to be provided for communities with limited access to technologists, hospitals and diagnostic laboratories.  The Company has formed a subsidiary, Psychiatric Medical
Services, Inc. ("PMSI") to operate a partial-unit mental services hospital in an existing hospital environment.  As of December 31, 1999, all operating activities have ceased due to the fact that a contract with a major customer was cancelled in August of 1999.

Principles of Consolidation

The consolidated financial statements include the accounts of Consolidate
Medical Management, Inc. (a Montana Corporation), and its subsidiaries,
Independent Diagnostic Services, Inc. and Psychiatric Management Services,
Inc.. The Company and its subsidiaries provide health care services specializing in mobile diagnostic imaging and the operation of a part-hospital psychiatric unit and therefore extend credit to the health care providers involved with the patients served. The Company also owns the other corporations, Healthscape, Inc. and Health Worx Services, Inc., that was incorporated in Louisiana on May 11, 1999.  These new corporations have been inactive to date. All significant intercompany transactions and balances have been eliminated.

Accounting policies of the Company conform with the generally accepted accounting principles and reflect practices appropriate to the industry in which it operates.  The significant policies are summarized below.

     -     Receivables

The Company, through its Louisiana subsidiary, grants credit through trade receivables to its customers, all of whom are home health care providers in the state of Louisiana,.  The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers.  As of year-end, the company reviewed its receivables and determined those receivables that collection was deemed questionable and charged off those receivables.  A further review of receivables indicated no additional allowance was necessary for the remaining accounts.
Consolidated Medical Management, Inc.
             Notes to Financial Statements

NOTE 1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUATION)

     -     Property, Equipment and Depreciation

Expenditures for property, plant and equipment are recorded at cost.  Renewals and improvements, which extend the economic life of such assets, are capitalized.  Expenditures for maintenance, repairs and other renewals are charged to expense.  For major dispositions, the cost and accumulated depreciation are removed from the accounts and any gain or loss is included in the results of operations.

Depreciation is provided over the estimated useful lives (generally 7-10 years for furniture and equipment) of assets generally using straight-line methods.

     -     Cash Flows and Concentration of Credit Risk

Cash consists principally of demand deposits at commercial banks.  These balances, as reflected in the bank's records, are insured by the Federal
Deposit Insurance Corporation up to $100,000.  At December 31, 2000 and 1999,
the Company's deposits did not exceed the insured limits.

     -     Risks and Uncertainties

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

     -     Earnings Per Common Share

Effective December 31, 1997, the Company adopted Financial Accounting
Standards  (SFAS) No.  128,  "Earnings Per Share," which simplifies the computation of earnings per share requiring the restatement of all prior periods.

Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding during each year.
Diluted earnings per share are computed on the basis of the weighted average number of common shares and dilutive securities outstanding.  Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.

     -     Fair Value of Financial Instruments

The carrying value of financial instruments including marketable securities, notes and loans receivables, accounts payable and notes payable approximate their fair values at December 31, 2000.

Consolidated Medical Management, Inc

Notes to Financial Statements

NOTE 1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUATION)

     -     Long-Lived Assets

Statement of Financial Accounting Standards No. 121 "Accounting for Impairment
of Long-Lived Assets to be Disposed of " requires, among other things, impairment loss of assets to be held and gains or losses from assets that are expected to be disposed of be included as a component of income from continuing operations before taxes on income. The Company has not identified any such impairment losses to date.

     -     Stock Based Compensation

Statement of Financial Accounting Standards No. 123, "Accounting for Stock
Based Compensation" established a fair value method for accounting for stock-based compensation plans either through recognition or disclosure.  The
Company did not adopt the fair value based method but instead discloses the effects of the calculation required by the statement.

     -     Comprehensive Income

Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting
Comprehensive Income," establishes standards for reporting and display of comprehensive income, its components and accumulated balances.  Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners.  Among other disclosures,
SFAS No.130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

     -     Segments of an Enterprise and Related Information

Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about
Segments of an Enterprise and Related Information, supersedes SFAS No. 14,
"Financial Reporting for Segments of a Business Enterprise." SFAS 131
establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public.  It also establishes standards for disclosures regarding products and services, geographic areas and major customers.  SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

Consolidated Medical Management, Inc

Notes to Financial Statements

NOTE 1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUATION)

     -     Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of
Financial Accounting Standards No. 133, "Accounting for Derivative Investments
and Hedging Activities" ("SFAS No 133") which establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value.
The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. SFAS
No. 133, as extended by SFAS No. 137 and amended by SFAS No. 138, is effective for all fiscal quarters beginning after June 15, 2000.  The Company does not expect adoption of SFAS No. 133 to have an effect on its financial statements.

In December 1999, the Securities and Exchange Commission issues Staff
Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements"
(SAB 101, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements of all public registrants. The provisions of SAB 101 are effective for transactions beginning in fiscal year after September 30, 2000. The Company does not expect adoption of SAB 101 to have an effect on its financial statements.

NOTE 2  -  PROPERTY, PLANT AND EQUIPMENT

                                                   2000

Furniture                              $             6,721
Equipment                                           32,775
                                                    39,496
Less Accumulated Depreciation                      (22,081)
Property, Plant and Equipment- Net     $            17,415

NOTE 3  -  LEASE COMMITMENTS

During the period ended December 31, 1999, the Company leased its main administration office facilities under operating leases, which expired June
1998 and August 1998.  Thereafter the office space has been rented on a month-to-month basis. Monthly rent for the office space totals $625.  Lease expense for the year ended December 31, 2000 and 1999 totaled $12,000 and $
10,400 respectively.

Consolidated Medical Management, Inc

Notes to Financial Statements

NOTE  4  -  NOTES PAYABLE

Note payable to GE Capital, financing the phone system,
in the original amount of $ 10,222, dated September 16, 1997, payable in thirty-nine installments of $341 with interest
at 12.5%, secured by a pledge of the  phone system         $        3,760

Four  (4) notes payable to Spectrum Financial, Inc.,
a related party of the Company, dated September 29,1998,
due July 29, 2000, interest at 10%, payable on maturity,
unsecured
                                                                   76,733

Total Notes Payable                                                80,493
     Less Current Portion                                         (25,767)
     Long Term Portion                                      $      54,726

Maturities of Notes Payable over the next five years are:

          2000                                              $      57,198
          2001 and thereafter                                      25,767
                                                            $      80,493

NOTE 5  -  CONVERTIBLE DEBENTURES AND NOTES PAYABLE

The Company issued convertible debentures in 1998 that are subordinated to bank debt and secured leases.  The debentures are otherwise unsecured but are given a preference over unsecured debt. The debentures include interest at fifteen (15%) percent, interest is payable in monthly installments.  Each debenture has a conversion right for each holder to convert the debenture principal to shares of the Company's common stock at the greater of $2.50 per share or ninety (90%) percent of the bid price, whichever is greater on the date of conversion.  Accrued interest and any principal amount not converted to shares of stock will be paid in cash at conversion.  The debentures are due one year from date of issue. All debentures issued in 1998 were due in 1999, and they are in default as of December 31, 2000.

The Company issued convertible promissory notes payable in 1998.  The notes are unsecured and include interest at ten (10%) percent, interest is payable in monthly installments.  Each note has a conversion right for each holder to convert the note's unpaid principal to shares of the Company's common stock based on $2.50 per share, or a total of 90,000 at the note holder's discretion.  Accrued interest and any principal amount not converted to shares of stock will be paid in cash at conversion. As of December 31, the company had issued and outstanding $325,000 in debentures.  The notes were due July
31, 1999, and they are in default as of December 31, 2000.

Consolidated Medical Management, Inc
Notes to Financial Statements

NOTE 5  -  CONVERTIBLE DEBENTURES AND NOTES PAYABLE (CONTINUATION)

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
connection with this agreement and received five notes payable from the
Company totaling $35,000.

                                                                    2000

     Total Convertible Debentures and Notes Payable          $       465,000
     Less: Current Portion                                          (465,000)
     Long-Term Portion                                       $            -0-

NOTE  6  -  INCOME TAXES

The provision for income taxes years ended December 31, 2000 and 1999 consists of the following:
                                           2000                      1999

Current Provision
  Federal                          $           -          $               -
  State                                        -                          -
  Deferred Provision (Benefit)                 -                          -

Total Income Tax Expense (Benefit) $           -          $               -

The effective tax rate of the Company for 2000 and 1999 differs from the federal statutory rate primarily due to state income taxes, if any.

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

Consolidated Medical Management, Inc.
Notes to Financial Statements

NOTE  6  -  INCOME TAXES (CONTINUATION)

The net deferred tax asset or liability is composed of the following:

                                         2000                         1999

Total Deferred Tax Assets               $     475,228     $          293,690
     Less: Valuation Allowance
                                             (475,228)              (293,690)
Net Deferred Tax Asset                              -                      -
             Total Deferred Tax Liabilities         -                      -

Net Deferred Tax Liability                          -                      -
          Less Current Portion                      -                      -
     Long-Term Portion                  $           -     $                -

The Company has net operating loss carry forwards totaling $ 2,114,070 , which expire through 2020. Although it should be noted that there is a limitation under the Internal Revenue Service Code that could limit the amount of net operating loss carry forwards available if there is a change in control of the
Company.

NOTE  7  -  COMMON AND PREFERRED STOCK

Common Stock

The Company's common stock is $0.001 par value, there are 50,000,000 shares authorized as of December 31, 2000 and 1999.  As of December 31, 2000 and
1999, the Company had 15,026,347 and 8,046,087 shares issued and outstanding, respectively.

Preferred Stock

In 1998, the Company amended its articles to authorize Preferred Stock.  There are 20,000,000 shares authorized with a par value of $ 0.001.  The shares are non-voting and non-redeemable by the Company.  The Company further designated two series of its Preferred Stock:  "Series 'A' $12.50 Preferred Stock" with
2,159,193 shares of the total shares authorized and "Series 'A' $8.00
Preferred Stock," with the number of authorized shares set at 1,079,957 shares.  As of December 31, 2000 and 1999 there are no shares issued and outstanding.

Dividends

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

Consolidated Medical Management, Inc.
Notes to Financial Statements

NOTE  7  -  COMMON AND PREFERRED STOCK (CONTINUATION)

Conversion provisions

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

NOTE  8  -  EARNINGS PER SHARE

Earnings per share for the year ended December 31,2000 is computed as follows:

                                        Income               Shares               Per-Share
                                       (Numerator)        ( Denominator )           Amount

Net Income (Loss)               ($        710,333)

Basic EPS
   Income (Loss) available      (710,333)          7,356,545        ($       0.0966)
   to common stockholders

Effect Dilutive Securities                                    186,000
   Convertible Debt

Dilutive EPS                    ($        710,333)          7,542,545        ($       0.0942  )
  Income (Loss) available
  to common stockholders

Consolidated Medical Management, Inc.
Notes to Financial Statements

NOTE  8  -  EARNINGS PER SHARE (CONTINUATION)

Earnings per share for the year ended December 31, 1999 is computed as follows:

                                        Income               Shares               Per-Share
                                       (Numerator)        ( Denominator )           Amount

Net Income                        $     (1,001,935)                  -                     -

Basic EPS
   Income (Loss) available              (1,001,935)         12,687,420         ($       0.0790)
   to common stockholders

Effect Dilutive Securities                       -             186,000                     -
   Convertible Debt

Dilutive EPS                      $     (1,001,935)         12,873,420         ($       0.0778)
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

NOTE  9  -  COMMITMENTS AND CONTINGENCIES

There exist some contingencies that the Company may be exposed to additional liabilities that are not recorded on the Balance Sheet. One, the Company issued notes payable to two companies that were to be acquired. The balance of the notes payable is $438,000, but the Company has refused to honor these notes because the acquiring Companies did not honor their contractual agreement to provide necessary information to the Company. Secondly, the
Company was indebted to the Organization, that the Company had subleased the imaging equipment. Since the Organization picked up three of the four units, the Company removed the liabilities from its Balance Sheet. Total contingent liabilities from the equipment leases that was written off is $ 211,370.

NOTE  10  -  ECONOMIC DEPENDENCE

During the year ended December 31, 2000 and 1999, approximately forty seven
(47%) percent of the Company's total operating income was earned under management contracts with one major customer.  The contracts have a term of one year,  ending December 31, 1998, renewable annually.  The customer advised the Company  in July 1999 that they would cancel the contract.  This left the
Company with no operations from this customer as of December 31, 2000 and
1999.

Consolidated Medical Management, Inc.
Notes to Financial Statements

NOTE  11 -  RELATED PARTY TRANSACTIONS

During the year ended December 31, 1999, the Company paid fees totaling
$125,616 in the form of cash and stock, to related companies and individuals that own stock in the Company and provided services to the Company.  Included in this total of fees are amounts paid as follows:

Paid to                          Description of Fees                         Amount

GCSW Funding, Inc.             Consulting services provided          $      24,999
Jaguar International, Inc.     Consulting services provided                 35,713
Southern Properties, Inc.      Consulting services provided                 25,000
Spectrum Financial, Inc.       Consulting services provided                 39,904
                                                                           -------
                                                                     $     125,616
                                                                           -------

The Company has agreements with three related companies, GCSW Funding
Inc.,Jaguar International, Inc. (a shareholder of the Company) and Southern
Properties, Inc. to provide various consulting services to the Company as required. Total amount paid for services rendered by these companies in 1999 was $84,212.

For the year ended December 31, 2000, a note receivable from Jaguar
International, Inc. was written off in exchange for expenses accrued by Jaquar
International, Inc. A total of $100,000 plus accrued interest income was removed from the balance sheet.

NOTE  12 -  NON CASH FINANCING TRANSACTIONS

During 2000 and 1999, the Company issued stock in exchange for services of
$60,000 (4,530,000 common shares issued) for year ended December 31, 2000 and
$437,289 (2,036,530 common shares issued) for the year ended December 31,
1999.

NOTE  13 -  STOCK OPTIONS

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

No compensation costs were charged to income under these plans.

Consolidated Medical Management, Inc.
Notes to Financial Statements

NOTE  14 -  GOING CONCERN

The Company has sustained a net loss of $1,001,935 and a loss from operations of $691,141 and has Stockholders' Equity (Deficit) of ($917,026).  These
losses and deterioration of its financial condition, as demonstrated by the deficit in working capital of ($879,715), raise substantial doubt about the
Company's ability to continue as a going concern.

NOTE  15 -  FAIR VALUES

The Company has a number of financial instruments,  none of which are held for trading purposes.  The Fund estimates that the fair value of all financial instruments at December 31, 2000 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet.

NOTE  16 -  SUBSEQUENT EVENTS

The Company is currently inactive and no planned operations are in progress.
No other material subsequent events have occurred that warrants disclosure since the balance sheet date.

>>  ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

[ THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

P A R T   III

>>  ITEM 10.    DIRECTORS,  EXECUTIVE OFFICERS,  PROMOTERS AND
CONTROL PERSONS,  COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

(a)     The following table sets forth the current executive officers and directors of the Company:
                                                                    Director
Name                   Age                Position(s)                 Since

Douglas M Kemp.         57               Chairman, President and CEO   1999
Peggy D. Behrens        44               Director and Secretary        1998
Lynn Simon, M.D.        49               Director                      1998

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

>>  ITEM 11.    EXECUTIVE COMPENSATION

According to information supplied by the president of the Company, following is a table of compensation awarded to, earned by, or paid to any of the executive officers of the Company or any of its subsidiaries during the year ended December 31, 2000, or the two prior fiscal years.

          For Fiscal Year Ending December 31, 2000:
      Officer        Position                 Base Salary              Bonus Paid

Douglas K Kemp       CEO                $     180,000 *            $       4,000
Peggy Behrens        Director           $      26,500              $           0

The bonuses paid to Ms. Behrens are paid in the form of stock   (265,000
shares) of the Company's stock,  which was based on a $.01 per share value.
The salary for Mr. Kemp has been accrued as of December 31, 2000. The bonus paid to Douglas K Kemp was paid in the form of the Company's stock (4,000,000 shares), which was based on a $.001 per share value.

>> ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)     Security ownership of certain beneficial owners

The following table sets forth certain information furnished by current management concerning the ownership of common stock of the Company as of
December 31, 2000, of (i) each person who is known to the Company to be the beneficial owner of more than 5 percent of the Common Stock; (ii) all directors and executive officers; and (iii) directors and executive officers of the company as a group:

Name and Address of     Amount of Beneficial          Nature of Beneficial       Percent of
Beneficial Owner        Ownership(1)                  Ownership(1)               Class

CJD, Inc.                         328,700               Direct                  2.19%
6603 Lost Horizon Dr.                                   Ownership
Austin, TX

Jaguar International Corp       2,368,660               Direct                 15.76%
13005 Justice Ave                                       Ownership
Baton Rouge, LA

Virgil A. Robbins       (1)       345,000               Direct                  2.30%
4855 Twin Valley Dr.                                    Ownership
Austin, TX

Douglas Kemp                    4,000,000               Direct                 26.62%
8705 Shoal Creek Ste 209                                Ownership
Austin, TX

Jacob International             2,000,000               Direct                 13.31%
1980 Post Oak                                           Ownership
Houston, TX

Spectrum Financial, Inc. (1)      408,967               Direct                  2.72%
6603 Lost Horizon                                       Ownership
Austin, TX

(b)     Security ownership of management

The following table sets forth certain information furnished by current management concerning the ownership of common stock of the Company as of
December 31, 2000, of all directors and executive officers and directors and executive officers of the Company as a group:

Name and Address of     Amount of Beneficial          Nature of Beneficial       Percent
Beneficial Owner           Ownership(1)               Ownership(1)               Class

Spectrum Financial Inc.     1,082,667               Owned by Virgil Robbins     7.21%
                                                    And CJD, Inc.

(1)   Unless otherwise indicated, this column reflects amounts as to which the beneficial owner has sole voting power and sole investment power.

(c)     Changes in control

Since the end of the fiscal year ended December 31, 1998, and through the end of the year ended December 31, 2000, the Company has sold the following shares of common stock of the Company without registration under the Securities Act of 1933:

a)     On January 14, 1999 the Company issued 117,999 shares of common stock to Spectrum Financial , Inc., controlled by C. J. Douglas and Virgil Robbins, consultants to the Company.  The shares were issued for consulting services under the Company's Non-Qualified Stock Option Plan dated October 7, 1998.

b)     On January 14, 1999 the Company issued 239,992 shares of common stock to GCSW Funding Group, controlled by Garvis Wooley, stockholder of the
Company.  The shares were issued for consulting services under the Company's
Non-Qualified Stock Option Plan dated October 7, 1998.

c)     On January 19, 1999 the Company issued 306,295 shares of common stock to Rapid Release Research, L.L.C., a contract promotional company engaged by the Company.  The shares were issued for promotional marketing consulting services.

d)     On January 21, 1999 the Company issued 5,000 shares of common stock
to          Ms. Antoinette Dipluma, an employee of the Company.  The shares were issued for consulting services.

e)     On April 29, 1999 the Company issued 50,000 shares of common stock to
Dr. Dale Bachman, an consultant to the Company.  The shares were issued for consulting services in identifying targets for acquisition and are valued at
$25,000 based on 50% current market price.

f)     On April 29, 1999 the Company issued 5,000 shares of common stock to
Mr. Curtis W. Poindexter, a consultant to the Company.  The shares were issued for consulting services in identifying targets for acquisition and are valued at $2,500 based on 50% current market price.

g)     On April 29, 1999 the Company issued 2,000 shares of common stock to
Mr. Tim Von Scheele, a consultant to the Company.  The shares were issued for consulting services in identifying targets for acquisition and are value at
$1,000 based on 50% current market price.

h)     On May 14, 1999 the Company issued 230,030 shares of common stock to
Mr. David LeClere, an attorney of the Company.  The shares were issued for legal representation services rendered to the Company.

i)     On May 14, 1999 the Company issued 19,970 shares of common stock to Mr.
David LeClere, an attorney of the Company.  The shares were issued for legal representation services rendered to the Company.

j)     On May 14, 1999 the Company issued 250,000 shares of common stock to
Spectrum Financial, Inc., a related party to the Company whose principals are
Virgil Robbins and C. J. Douglas, consultants to the Company.  The shares were issued for general consulting services and consultations related to new acquisitions of the Company.

k)     On May 14, 1999 the Company issued 250,000 shares of common stock to
Southern Property Management, Inc., a related party to the Company whose principal is Garvis Wooley, consultant to the Company. The shares were issued for general consulting services and consultations related to new acquisitions of the Company.

l)     On May 14, 1999 the Company issued 5,100 shares of common stock to
Sunni M. Wooley, the Company's President. The shares were issued for general consulting services and consultations related to new acquisitions of the
Company.

m)     On May 14, 1999, the Company issued a total of 26,900 shares of common stock to various employees of the Company. The shares were issued for services to the Company.

n)     On May 14, 1999, the Company issued 128,249 shares of common stock to
Trace Resources, Inc., an independent consultant used in the promotion of the
ISDI subsidiary.

o)     On June 4, 1999, the Company issued 197,530 shares of common stock to
Rapid Resources, LLC a contract promotional company engaged by the Company.
The shares were issued for promotional marketing consulting services.

p)     On June 4, 1999, the Company issued 250,000 shares of common stock to
David LeClere, an attorney of the Company. The shares were issued for legal representation services rendered to the Company.

q)     On June 30, 1999, the Company issued 400,000 shares of common stock to
Jack London in exchange for his ownership in Nevada Resort Medical Services,
Ltd and Practice Management Group Nevada, which was purchased by the Company.
These shares are in review of being cancelled since the acquisitions were not completed.

r)     On February 11, 2000, the Company issued 2,000,000 shares of common stock to Jacob International Inc. for $100,000 in cash.

s)     On January 17, 2000, the Company issued 250,000 shares of its common stock to J Brantley IV to settle an accounts payable debt of  $31,790.
t)     On January 17, 2000, the Company issued 86,000 shares of its common stock to Lynn Simon to settle an account payable debt of $8,600.

u)     On April 17, 2000, the Company issued 4,000,000 shares of its common stock to Douglas M. Kemp for services to the Company. The transaction was valued at $4,000.
v)     On December 29, 2000, the Company issued 444,000 shares of its common stock to two of  its Directors, Peggy Behrens and Lynn Simon for services to the Company. The transaction was valued at $56,000.

w)     On December 29, 2000, the Company issued 200,000 shares of its common stock to Namor Inc. to settle an accounts payable debt of $33,276.

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

>>  ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management and Others

To the best of management's knowledge and except as otherwise set forth herein, during the fiscal year ended December 31, 2000, there were no material transactions, or series of similar transactions, since the beginning of the
Company's prior fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

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

Certain Business Relationships

Except as reported above, during the fiscal year ended December 31, 2000, there were no material transactions between the Company and its management or principal shareholders.

Indebtedness of Management

Unless otherwise disclosed herein or in the financial statements, there were no material transactions, or series of similar transactions, since the beginning of the Company's fiscal year ended December 31, 2000, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds
$60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or- any member of the immediate family of any of the foregoing persons, has an interest.

Transactions with Promoters

In 1999, the Company has engaged the services of Spectrum Financial, Inc.
("Spectrum") and its principals, Virgil Robbins and C. J. Douglas, each of whom is a 5% or greater shareholder, to assist it in the promotion of the
Company in the open stock market, In connection therewith, the Company has paid fees under arrangements with Spectrum totaling $39,904.

>>  ITEM 14.    EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FOR
8-K

(a)     Exhibits. The following exhibits are included as part of this report:

            Exhibit No           Description of Exhibit

               None.

(b)     The following reports on Form 8-K were filed during the last quarter of the year ended
          December 31, 2000 and subsequently:

          None.

[ THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

Consolidated Medical Management, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Consolidated Medical Management, Inc.

                                        __      __/s/ Peggy Behrens           _
                                                      Secretary
                                                      May 14, 2001
                                            (Duly authorized Official and
                                             Principal Accounting Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this
Report has been sign by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                         Title                         Date

/s/ Peggy D. Behrens               Secretary, Director          May 14, 2001
    Peggy D. Behrens

/s/ Lynn Simon M.D.                Director                     May 14, 2001
    Lynn Simon M.D.