Form 10QSB
period 2001-03-31
CONSOLIDATED MEDICAL MANAGEMENT INC
filed 2001-05-25
CIK 700815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-QSB

(Mark One)

 [X]     QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 For the quarter year ended March 31, 2001.

 [  ]     TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 For the transition period from _______ to ________

Commission File Number: 2-89616

CONSOLIDATED MEDICAL MANAGEMENT, INC.
(Exact name of Registrant as specified in charter)

MONTANA                                             82-0369233
State or other jurisdiction of                    IRS Employer I.D. No.
incorporation or organization

               200 Lafayette #777, Baton Rouge, LA                  70801
            (Address of principal executive offices)             (Zip Code)

Issuer's telephone number, including area code:           (225) 275-3857

Check whether the Issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. (1) Yes [X]
No [  ]     (2) Yes [X]   No [  ]

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date:  At  May 16, 2001, there were
10,626,247 common shares of the Registrant outstanding.

Consolidated Medical Management, Inc.
Baton Rouge, Louisiana

TABLE OF CONTENTS

        Part I -     Financial Information                             Page
        Item 1.      Financial Statements
                     Report of Independent Accountant                    4
                     Consolidated Balance Sheets                         5
                     Consolidated Statements of Operations               6
                     Consolidated Statements of Cash Flows               7
                     Consolidated Statements of Changes in Stockholders'
                      Equity (Deficit)                                   8
                     Notes to Consolidated Financial Statements          9
        Item 2.           Management's Discussion and Analysis
                of Financial Condition and Results of Operation          14

        Part II -     Other Information

        Item 2.          Change in Securities                            16

        Item 5.          Other Information                               16

        Item 6.          Exhibits and Reports on Form 8-K                16

                     Signature                                           17

P A R T     I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL INFORMATION

The consolidated financial statements for Consolidated Medical Management,
Inc. (the Company) included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the Company's financial position and the results of its operations for the interim periods presented.  Because of the nature of the Company's business, the results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the full fiscal year.  The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form
10-KSB for the year ended December 31, 2000 (2000 Form 10-KSB).

[ THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY.]

REPORT OF INDEPENDENT ACCOUNTANT

To the Board of Directors
Consolidated Medical Management, Inc.
(A Montana Corporation)
Baton Rouge, Louisiana

We have made a review of the consolidated balance sheet of Consolidated
Medical Management, Inc. as of March 31, 2001,and the related consolidated statements of operations and cash flows for the three months period ended
March 31, 2001 and 2000, in accordance with the standards established by the
American Institute of Certified Public Accountants.  These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 2000, and the related consolidated statements of income, cash flows and changes in common shareholders' equity (deficit) for the year then ended (not presented herein);
and in our report dated April 30, 2000, we expressed a qualified opinion on those financial statements.  In our opinion, the information set forth in the accompanying balance sheet as of March 31, 2001, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

Clyde Bailey P.C

San Antonio, Texas
May 16, 2000

CONSOLIDATED MEDICAL MANAGEMENT, INC.
(A Montana Corporation)
Consolidated Balance Sheet

(Unaudited)

     ASSETS
                                             March 31, 2001     December 31, 2000
     Current Assets
          Cash                                     $528            $1,724

         Total Current Assets                       528             1,724

     Fixes Assets:                                    -            17,415

     Other Assets                                     -                 -

         Total Assets                              $528           $19,139

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

     Current Liabilities
          Notes Payable-Current Portion         $25,767           $25,767
          Accounts Payable                      150,687           275,300
          Accrued Expenses                      135,406           115,372
          Convertible Debentures                465,000           465,000
           and Notes Payable-Current Portion

         Total Current Liabilities              776,860           881,439

          Notes Payable - Long Term Portion      54,726            54,726
               Long-Term Portion

         Total Long-Term Liabilities             54,726            54,726

         Total Liabilities                     $831,586          $936,165

     Commitments and Contingencies:                                     -

     Stockholders' Equity
          Common Stock                          $10,626           $15,026

          Additional Paid-in-Capital          2,516,111         2,915,711
          Retained Earnings (Deficit)        (3,357,795)       (3,847,763)

         Total Stockholders' Equity (Deficit)  (831,058)         (917,026)

         Total Liabilities and
          Stockholders' Equity (Deficit)           $528           $19,139

See accompanying notes to Consolidated Financial Statements.

CONSOLIDATED MEDICAL MANAGEMENT, INC.
(A Montana Corporation)
Consolidated Statement of Operations
(Unaudited)

                                             Three Months ended March 31,
                                                  2001          2000

Revenues                                         $-            $76,287

Operating Expenses
     Personnel Costs                              -             68,928
     Depreciation and Amortization                -              8,086
     Legal and Professional                     16,000          50,175
     Office Expense                              1,429          25,603
     Occupancy                                    -              6,114

     Total Operating Expenses                  $17,429        $158,906

Income (Loss) from Operations                  (17,429)        (82,619)

Other Income (Expenses)
     Other                                     528,387            -
     Interest Expense                          (20,990)        (20,799)
     Interest Income                              -              1,812

                                               507,397         (18,987)

Income (Loss) before Income Taxes             $489,968       $(101,606)

Income Tax Expense                                -               -

Net Income (Loss)                             $489,968       $(101,606)

Net Income (Loss) per Share                    $0.0444        $(0.0023)

See accompanying notes to Consolidated Financial Statements.

CONSOLIDATED MEDICAL MANAGEMENT, INC.
(A Montana Corporation)
Consolidated Statement of Cash Flows
(Unaudited)

                                                  Three Months ended March 31,
                                                       2001          2000

Cash Flows from Operating Activities:
     Net Income (Loss)                                   $489,968    $(101,606)
     Adjustments to Reconcile Net Income
      (Loss) to Net Cash Provided by
          Operating Activities:
               Depreciation and Amortization                -            8,086
               Non Cash Consulting and Services
                Paid by Stock Issue                         -            8,600
               (Increase) Decrease in Receivables           -           (4,608)
               (Decrease) Increase in Accounts Payable   (124,613)      10,463
               (Increase) Decrease in Interest Payable     20,034       20,910
               (Increase) Decrease in Accrued Expenses      -          (18,171)

          Net Cash Provided (Used) by Operating
           Activities                                    $385,389     $(76,326)

Cash Flows from Investing Activities:

     Assets Disposed                                       17,415            -

          Net Cash Provided (Used) by Investing
           Activities                                     $17,415           $-

Cash Flows from Financing Activities:

     Payments on Long-Term Debt                               -              -
     Common Stock                                        (404,000)     131,791

          Net Cash Provided (Used) by Financing
           Activities                                   $(404,000)    $131,791

Net Increase (Decrease) in Cash                           $(1,196)     $55,465

Cash, Beginning of period                                   1,724       25,540

Cash, End of period                                          $528      $81,005

Supplemental Disclosure of Cash Flow Information
     Cash Paid During the Period for:
          Interest                                           $956           $-
          Income Taxes                                       $-             $-

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
(Unaudited)

                                                                            Retained
                                        Common Stock      Additional Paid   Earnings
                                   Shares          Amount   In Capital      (Deficit)          Total

Balance December 31, 1999            8,046,247     8,046  $2,689,025     $(2,845,828)      $(148,756)

Stock issued for directors fees      4,530,000     4,530      55,470                          60,000

Stock issued for payables              450,000       450      73,216                          73,665

Stock issued for Cash                2,000,000     2,000      98,000                         100,000

Net Income (Loss)                                             (1,001,935)                 (1,001,935)

Balance December 31, 2000           15,026,247    15,026      2,915,711   (3,847,763)       (917,026)

Stock Cancelled - Former President  (4,000,000)   (4,000)                                     (4,000)
 and CEO

Stock Cancelled                       (400,000)     (400)      (399,600)                    (400,000)

Net Income (Loss)                                                                489,968     489,968

Balance March 31, 2001              10,626,247    10,626    $2,516,111       $(3,357,795)  $(831,058)

See accompanying notes to Consolidated Financial Statements.

Consolidated Medical Management, Inc
NOTES TO FINANCIAL STATEMENTS

Basis of Presentation
The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 301(b) of
Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments
(consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended
March 31, 2001 and 2000 are not necessarily indicative of the results that may be expected for the years ended December 31, 2001 and 2000. The December 31,
2000 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.
Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements. For further information, the statements should be read in conjunction with the financial statements and notes thereto included in the Company's registration statement on Form 10KSB.

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

The subsidiary provided management services for home healthcare providers predominately in southern Louisiana.  The Company's subsidiary, Independent
Diagnostic Services, Inc., provides diagnostic ultrasound imaging services to physician offices, clinics, hospital and skilled nursing facilities, and also provides mobile laboratories that will enable services to be provided for communities with limited access to technologists, hospitals and diagnostic laboratories.  The Company has formed a subsidiary, Psychiatric Medical Services
, Inc. ("PMSI") to operate a partial-unit mental services hospital in an existing hospital environment.  As of December 31, 1999, all operating activities have ceased due to the fact that a contract with a major customer was cancelled in August of 1999.

Consolidated Medical Management, Inc.
             NOTES TO FINANCIAL STATEMENTS

Principles of Consolidation
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

NOTE 1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting policies of the Company conform with the generally accepted accounting principles and reflect practices appropriate to the industry in which it operates.  The significant policies are summarized below.

-     Property, Equipment and Depreciation  - Due to the Companies lack of business, the Company has disposed of all assets it owned as of March 31,
2001. The resulting value of  $17,415 has been written off to Other Income and
Expenses for the current quarter.

-     Risks and Uncertainties  -  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reported period.  Actual results could differ from those estimates.

NOTE 2  -  NOTES PAYABLE

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
due July 29, 2000, interest at 10%, payable on maturity,
unsecured

                                                        76,733

Total Notes Payable                                     80,493
     Less Current
Portion                                                (25,767)
Long Term Portion                                $      54,726

        Maturities of Notes Payable over the next five years are:
               2001                              $       80,493
               2001 and thereafter                           -0-
                                                 $       80,493

Consolidated Medical Management, Inc.
NOTES TO FINANCIAL STATEMENTS

NOTE 3  -  CONVERTIBLE DEBENTURES AND NOTES PAYABLE

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

The Company issued convertible promissory notes payable in 1998.  The notes are unsecured and include interest at ten (10%) percent, interest is payable in monthly installments.  Each note has a conversion right for each holder to convert the note's unpaid principal to shares of the Company's common stock based on $2.50 per share, or a total of 90,000 at the note holder's discretion.  Accrued interest and any principal amount not converted to shares of stock will be paid in cash at conversion. The company had issued and outstanding $325,000 in notes payable.  The notes were due July 31, 1999.

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

     Total Convertible Debentures and Notes Payable          $       465,000
     Less: Current Portion                                          (465,000)
     Long-Term Portion                                       $            -0-

NOTE 4  -  COMMON AND PREFERRED STOCK

Common Stock

The Company's common stock is $0.001 par value, there are 50,000,000 shares authorized as of March 31, 2001.  As of March 31, 2001, the Company had
10,626,247 shares issued and outstanding, respectively.

Previously the Company had issued 4,000,000 shares of common stock to Douglas
Kemp, its President and CEO. On May 16, 2001, the Company approved a resolution to cancel those shares and to reverse out the accrual of his unpaid salary from the year 2000 and 2001.

The Company also cancelled the 400,000 shares of common stock to Jack London and reversed out the $400,000 in Acquisition Costs that was written off to
Other Income as of December 31, 2000.

Consolidated Medical Management, Inc.
NOTES TO FINANCIAL STATEMENTS

NOTE 4  -  COMMON AND PREFERRED STOCK (CONTINUATION)

Preferred Stock

In 1998, the Company amended its articles to authorize Preferred Stock.  There are 20,000,000 shares authorized with a par value of $ 0.001.  The shares are non-voting and non-redeemable by the Company.  The Company further designated two series of its Preferred Stock:  "Series 'A' $12.50 Preferred Stock" with
2,159,193 shares of the total shares authorized and "Series 'A' $8.00
Preferred Stock," with the number of authorized shares set at 1,079,957 shares.  As of March 31, 2001 there are no shares issued and outstanding.

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

Consolidated Medical Management, Inc.
NOTES TO FINANCIAL STATEMENTS

NOTE 5  -  COMMITMENTS AND CONTINGENCIES

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

The Company had previously agreed to pay Douglas Kemp salary for 24 months after his dismissal. The Company does not plan to honor this agreement due to non-performance of his employment contract.

NOTE  6 -  OTHER INCOME AND EXPENSES

Details of the Other Income and expenses for the quarter ended March 31, 2001 is as follows:

          Reversal of Salary Accrual for Douglas Kemp     $ 141,802
          Cancellation of Common Shares for Douglas Kemp      4,000
          Disposal of Fixed Assets                          (17,415)
          Cancellation of Common Shares for Jack London     400,000

          Total                                          $  528,387

[ THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY.]

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in combination with
Management's Discussion and Analysis of Financial Condition and Results of
Operations in Item 6 of the 2000 Form 10-KSB, the financial statements and notes contained in Item 7 of the 2000 Form 10-KSB and the interim financial statements and notes thereto contained elsewhere in this Report.

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

RESULTS OF OPERATIONS

-     For the Three-Month Period Ended  March 31, 2000

The Company recognized net loss of ($101,606), (with loss per share of
($0.0106) per common share).  During this period, the Company has only limited operation due to the fact that contracts were lost with a major customer in
1999 and they only have one piece of equipment to perform medical treatments.
For the period ended March 31, 2000, the Company recognized the operations of its wholly-owned subsidiaries, Independent Diagnostic Services, Inc. and
Psychiatric Management Services, Inc. (PMSI) with consolidated operating revenue of $76,287 for the three-month period ended June 30, 2000.

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

-     For the Three-Month Period Ended March 31, 2001

The Company recognized net income of $489,968, (with income per share of
$0.0444 per common share). The net income is related primarily to the cancellation of common stock and reversal of salary accrued in 2000

There were no operating revenues during the quarter and the only operating expenses were professional fees and $1,429 in office expenses.

FINANCIAL CONDITION

Liquidity and Capital Resources

As of March 2001, the Company cancelled 4,400,000 shares of common stock and recognized a $404,000 used from Financing Activities.

The Company has a cash balance of $528 as of March 31, 2001 and a working capital deficit of ($776,332)

The Company's accounts payable and accrued expenses total $286,093 as of March
31, 2001.   The Company's obligations under these accounts have aged since
December 31, 2000, with $261,093 of these amounts owed for more than ninety days.

[ THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY.]

P A R T   II

OTHER INFORMATION

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

Since the end of the fiscal year ended December 31, 2000, and through the end of the quarter ended March 31, 2001, the Company has not issued any shares of common stock of the company without registration under the Securities Act of
1993.

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

By - Peggy Behrens - Secretary
(Principal Accounting Officer)

Date: May 16, 2001