Form 10QSB
period 2001-06-30
CONSOLIDATED MEDICAL MANAGEMENT INC
filed 2001-09-05
CIK 700815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-QSB

(Mark One)

 [X]     QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 For the quarter year ended June 30, 2001.

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date:  At  August 16, 2001, there were 10,626,347 common shares of the Registrant outstanding.

Consolidated Medical Management, Inc.
Baton Rouge, Louisiana

Table of Contents

                                                                    Page
Part I -  Financial Information
Item 1.   Financial Statements
          Report of Independent Accountant                              2
          Consolidated Balance Sheets                                   3
          Consolidated Statements of Operations                         4
          Consolidated Statements of Cash Flows                         5
          Notes to Consolidated Financial Statements                    6

Item 2.   Management's Discussion and Analysis
 of Financial  Condition and Results of Operation                      11

Part II -     Other Information

Item 2.       Change in Securities                                     13

Item 5.       Other Information                                        13

Item 6.       Exhibits and Reports on Form 8-K                         13

Signature                                                              14

Part I

Financial Information

Item 1.  Financial Information

The consolidated financial statements for Consolidated Medical Management,
Inc. (the Company) included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the Company's financial position and the results of its operations for the interim periods presented.  Because of the nature of the Company's business, the results of operations for the three months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the full fiscal year.  The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000 (2000 Form 10-KSB).

REPORT OF INDEPENDENT ACCOUNTANT

To the Board of Directors
Consolidated Medical Management, Inc.
(A Montana Corporation)
Baton Rouge, Louisiana

We have made a review of the consolidated balance sheet of Consolidated
Medical Management, Inc. as of June 30, 2001,and the related consolidated statements of operations and cash flows for the three and six months period ended June 30, 2001 and 2000, in accordance with the standards established by the American Institute of Certified Public Accountants.  These financial statements are the responsibility of the Company's management.

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
and in our report dated April 30, 2000, we expressed a qualified opinion on those financial statements.  In our opinion, the information set forth in the accompanying balance sheet as of June 30, 2001, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

                                Clyde Bailey P.C

San Antonio, Texas
August  16, 2000

CONSOLIDATED MEDICAL MANAGEMENT, INC.
(A Montana Corporation)
Consolidated Balance Sheet
(Unaudited)

ASSETS
                                                  June 30, 2001          December 31, 2000
Current Assets
     Cash                                               $441                 $1,724

               Total Current Assets                      441                  1,724

Property and Equipment, net                                -                 17,415

               Total Assets                             $441                $19,139

LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIT)

Current Liabilities
     Notes Payable-Current Portion                   $27,647                $25,767
     Accounts Payable                                154,314                275,300
     Accrued Expenses                                155,666                115,372
     Convertible Debentures                          465,000                465,000
          and Notes Payable-Current Portion

               Total Current Liabilities             802,627                881,439

     Notes Payable - Long Term Portion                54,726                 54,726
     Capital Lease Obligation Payable                      -                      -
          Long-Term Portion

               Total Long-Term Liabilities            54,726                 54,726

               Total Liabilities                    $857,353               $936,165

Commitments and Contingencies:

Stockholders' Equity
     Common Stock                                    $10,626                $15,026

     Additional Paid-in-Capital                    2,516,111              2,915,711
     Retained Earnings (Deficit)                  (3,383,649)            (3,847,763)

          Total Stockholders' Equity (Deficit)      (856,912)              (917,026)

          Total Liabilities and Stockholders'
           Equity (Deficit)                             $441                $19,139

CONSOLIDATED MEDICAL MANAGEMENT, INC.
(A Montana Corporation)
Consolidated Statement of Operations
(Unaudited)

                                             Three Months ended June 30,       Six Months ended June 30,
                                                  2001          2000               2001          2000

Revenues                                         $-              $373                $-          $76,660

Operating Expenses
     Personnel Costs                              -            49,350                 -          118,278
     Consulting                                   -             8,932                 -           35,667
     Depreciation and Amortization                -             8,087                 -           16,173
     Legal and Professional                     2,800           6,000            18,800           42,225
     Office Expense                               913               -             2,342           12,818
     Occupancy                                    -             5,050             1,880           11,164
     Transportation                               -                 -                 -                -

     Total Operating Expenses                  $3,713         $77,419           $23,022         $236,325

Income (Loss) from Operations                  (3,713)        (77,046)          (23,022)        (159,665)

Other Income (Expenses)
     Other                                        -                 -           528,387                -
     Interest Expense                         (20,261)        (21,944)          (41,251)         (42,743)
     Interest Income                              -                 5                 -            1,817

                                              (20,261)        (21,939)          487,136          (40,926)

Income (Loss) before Income Taxes            $(23,974)       $(98,985)         $464,114        $(200,591)

Income Tax Expense                                -                 -                 -               -

Net Income (Loss)                            $(23,974)       $(98,985)         $464,114        $(200,591)

Net Income (Loss) per Share                   $(0.002)        $(0.009)           $0.044          $(0.019)

CONSOLIDATED MEDICAL MANAGEMENT, INC.
Consolidated Statement of Cash Flows
(Unaudited)

                                                                      Six Months ended June 30,
                                                                        2000               2000

Cash Flows from Operating Activities:
     Net Income (Loss)                                               $464,114            $(200,591)
     Adjustments to Reconcile Net Income (Loss) to

     Net Cash Provided by Operating Activities:
               Depreciation and Amortization                                -               16,172
     Non Cash Consulting and Services Paid by Stock Issue                   -                4,000
               (Increase) Decrease in Receivables                           -              (53,394)
               (Increase) Decrease in Accounts Payable               (120,986)              61,977
               (Increase) Decrease in Interest Payable                 40,294             -
               (Increase) Decrease in Accrued Expenses                      -               23,148

      Net Cash Provided (Used) by Operating Activities               $383,422            $(148,688)

      Cash Flows from Investing Activities:

          Assets Disposed                                              17,415            $-
                                                                            -             -

      Net Cash Provided (Used) by Investing Activities                $17,415            $-

      Cash Flows from Financing Activities:

          Increase in Short-Term Debt                                   1,880             -
          Common Stock                                               (404,000)             140,390

      Net Cash Provided (Used) by Financing Activities              $(402,120)            $140,390

      Net Increase (Decrease) in Cash                                 $(1,283)             $(8,298)

      Cash, Beginning of period                                         1,724               25,540

      Cash, End of period                                                $441              $17,242

      Supplemental Disclosure of Cash Flow Information
          Cash Paid During the Period for:
               Interest                                                    $-            $-
               Income Taxes                                                $-            $-

Consolidated Medical Management, Inc
NOTES TO FINANCIAL STATEMENTS

Basis of Presentation

The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 301(b) of
Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments
(consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2001 and 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. The
December 31, 2000 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements. For further information, the statements should be read in conjunction with the financial statements and notes thereto included in the Company's registration statement on Form 10KSB.

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

Consolidated Medical Management, Inc.
NOTES TO FINANCIAL STATEMENTS

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

Property, Equipment and Depreciation  - Due to the Company's lack of business, the Company has disposed of all assets it owned as of March 31,
2001. The resulting value of  $17,415 has been written off to Other Income and
Expenses for the current quarter.

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

Consolidated Medical Management, Inc.
NOTES TO FINANCIAL STATEMENTS

Note 2  -  Notes Payable

Note payable to GE Capital, financing the phone system,
in the original amount of $ 10,222, dated
September 16, 1997,  payable in thirty-nine installments
of $341 with  interest at 12.5%, secured by a pledge of
the phone system                                    $        5,640

Six  (6) notes payable to Spectrum Financial, Inc., a
related party of the Company, dated September 29,1998,
due July 29, 2000, interest at 10%, payable on
maturity, unsecured                                         76,733

Total Notes Payable                                         82,373
     Less Current Portion                                  (27,647)
     Long Term Portion                              $       54,726

        Maturities of Notes Payable over the next five years are:

               2001                                 $       82,373
               2001 and thereafter                              -0-
                                                    $       82,373

 Note 3  -  Convertible Debentures and Notes Payable

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

Common Stock

The Company's common stock is $0.001 par value, there are 50,000,000 shares authorized as of June 30, 2001.  As of June 30, 2001, the Company had
10,626,347 shares issued and outstanding, respectively.

Previously the Company had issued 4,000,000 shares of common stock to Douglas
Kemp, its President and CEO. On May 16, 2001, the Company approved a resolution to cancel those shares and to reverse out the accrual of his unpaid salary from the year 2000 and 2001.

The Company also cancelled the 400,000 shares of common stock to Jack London and reversed out the $400,000 in Acquisition Costs that was written off to
Other Income as of June 30, 2001.

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

Note  5  -  Commitments and Contingencies

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

Note  10 -  Other Income and Expenses

Details of the Other Income and expenses for the six months ended June 30,
2001 is as follows:

          Reversal of Salary Accrual for Douglas Kemp          $ 141,802
          Cancellation of Common Shares for Douglas Kemp           4,000
          Disposal of Fixed Assets                               (17,415)
          Cancellation of Common Shares for Jack London          400,000

          Total                                               $  528,387

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

RESULTS OF OPERATIONS

    -     For the Six Period Ended June 30, 2000

The Company recognized net loss of ($200,591), (with loss per share of
($0.019) per common share) for the six month period.  During this period , the
Company has only limited operations due to the fact that contracts were lost with a major customer in 1999 and they only have one piece of equipment to perform medical treatments.  The Company is inactive at the present time.

For the three-month period ended June 30, 2000,  the Company incurred operating costs associated with the production of revenue totaling $77,419.
The most significant elements of operating expenses are personnel costs totaling $49,350 for the quarter.  Personnel costs include professional wages of the personnel who deliver the health-care services required by the contracts and related administrative salaries and benefits.  In the quarter, the Company incurred legal and professional fees totaling $6,000 primarily associated with  filings and legal matters on stock related issues common share).  During this period , the Company has only limited operation due to the fact that contracts were lost with a major customer in 1999 and they only have one piece of equipment to perform medical treatments.

     -     For the Six-Month Period Ended June 30, 2001

The Company recognized net income of $464,114, (with income per share of
$0.044 per common share). The net income is related primarily to the cancellation of common stock and reversal of salary accrued in 2000 As of June
30, 2001, the Company has no operations in place.

There were no operating revenues during the quarter and the only operating expenses were professional fees and $4,442 in office and occupancy expenses.

FINANCIAL CONDITION

Liquidity and Capital Resources

As of March 2001, the Company cancelled 4,400,000 shares of common stock and recognized a $404,000 used from Financing Activities.

The Company has a cash balance of $441 as of June 30, 2001 and a working capital deficit of ($802,186)

The Company's accounts payable and accrued expenses total $154,314 as of June
30, 2001.   The Company's obligations under these accounts have aged since
December 31, 2000, with $154,314 of these amounts owed for more than ninety days.

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

Date: August 28, 2001