Form 10QSB
period 2001-09-30
CONSOLIDATED MEDICAL MANAGEMENT INC
filed 2001-11-14
CIK 700815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-QSB

(Mark One)

 [X]     QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 For the quarter year ended September 30, 2001.

 [  ]     TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 For the transition period from _______ to ________

Commission File Number: 2-89616

Consolidated Mineral Management, Inc.
(formerly Consolidated Medical Management, Inc.)
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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date:  At  November 12, 2001, there were 11,467,033 common shares of the Registrant outstanding.

Consolidated Medical Management, Inc.
Baton Rouge, Louisiana

Table of Contents

                                                                       Page
Part I -       Financial Information
Item 1.        Financial Statements
               Report of Independent Accountant                         2
               Consolidated Balance Sheets                              3
               Consolidated Statements of Operations                    4
               Consolidated Statements of Cash Flows                    5
               Notes to Consolidated Financial Statements               6

Item 2.        Management's Discussion and Analysis
                of Financial Condition and Results of Operation        11

Part II -     Other Information

Item 2.       Change in Securities                                     14

Item 5.       Other Information                                        14

Item 6.       Exhibits and Reports on Form 8-K                         15

              Signature                                                15

Part I

Financial Information

Item 1.  Financial Information

The consolidated financial statements for Consolidated Mineral Management,
Inc. (the Company) included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the Company's financial position and the results of its operations for the interim periods presented.  Because of the nature of the Company's business, the results of operations for the three months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the full fiscal year.  The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form
10-KSB for the year ended December 31, 2000 (2000 Form 10-KSB).

REPORT OF INDEPENDENT ACCOUNTANT

To the Board of Directors
Consolidated Mineral Management, Inc.
(A Montana Corporation)
Baton Rouge, Louisiana

We have made a review of the consolidated balance sheet of Consolidated
Mineral Management, Inc. ("the Company") as of September 30, 2001,and the
related consolidated statements of operations and cash flows for the three and nine months period ended September 30, 2001 and 2000, in accordance with the standards established by the American Institute of Certified Public
Accountants.  These financial statements are the responsibility of the
Company's management.

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
and in our report dated April 30, 2000, we expressed a qualified opinion on those financial statements.  In our opinion, the information set forth in the accompanying balance sheet as of September 30, 2001, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

Clyde Bailey P.C

San Antonio, Texas
November 12, 2001

CONSOLIDATED MINERAL MANAGEMENT, INC.
(formerly Consolidated Medical Management
Inc.)
Consolidated Balance Sheet
(Unaudited)

ASSETS
                                             Sept 30, 2001          December 31, 2000
Current Assets
Cash                                               $2,887                 $1,724

Total Current Assets                                2,887                  1,724

Property and Equipment, net                             -                 17,415

Total Assets                                       $2,887                $19,139

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Notes Payable-Current Portion                     $27,647                $25,767
Accounts Payable                                  156,497                275,300
Accrued Expenses                                  171,101                115,372
Convertible Debentures                            465,000                465,000
 and Notes Payable-Current Portion

Total Current Liabilities                         820,245                881,439

Notes Payable - Long Term Portion                  54,726                 54,726
Capital Lease Obligation Payable                        -                      -
Long-Term Portion

Total Long-Term Liabilities                        54,726                 54,726

Total Liabilities                                $874,971               $936,165

Commitments and Contingencies:

Stockholders' Equity
Common Stock                                      $11,467                $15,026

Subscription Receivable                           (72,500)                     -
Additional Paid-in-Capital                      2,636,825              2,915,711
Retained Earnings (Deficit)                    (3,447,876)            (3,847,763)

Total Stockholders' Equity (Deficit)             (872,084)              (917,026)

Total Liabilities and Stockholders'
 Equity (Deficit)                                  $2,887                $19,139

CONSOLIDATED MINERAL MANAGEMENT, INC.
(formerly Consolidated Medical Management Inc.)
Consolidated Statement of Operations
(Unaudited)

                              Three Months ended Sept 30,                    Nine Months ended Sept 30,
                                   2001          2000                           2001          2000

Revenues                          $-            $-                            $-            $76,660

Operating Expenses
     Personnel Costs                    -       46,422                              -       164,700
     Consulting                    41,655       18,289                         41,655        53,956
     Depreciation and Amortization      -        8,087                              -        24,259
     Legal and Professional         5,000        9,000                         23,800        51,225
     Office Expense                 2,137        3,093                          4,479        15,802
     Occupancy                          -        2,531                          1,880        13,695
     Transportation                     -            -                              -             -

     Total Operating Expenses     $48,792      $87,422                        $71,814      $323,637

Income (Loss) from Operations     (48,792)     (87,422)                       (71,814)     (246,977)

Other Income (Expenses)
     Other                              -            -                        528,387             -
     Interest Expense             (15,435)     (21,187)                       (56,686)      (63,930)
     Interest Income                    -            -                              -         1,817

                                  (15,435)     (21,187)                       471,701       (62,113)

Income (Loss) before Income
 Taxes                           $(64,227)   $(108,609)                      $399,887     $(309,090)

Income Tax Expense                      -            -                              -             -

Net Income (Loss)                $(64,227)   $(108,609)                      $399,887     $(309,090)

Net Income (Loss) per Share        $(0.00)      $(0.02)                        $ 0.04        $(0.02)
                          -                      -

Weight average per share       10,626,347   14,382,247                     10,626,347    14,382,247

CONSOLIDATED MINERAL MANAGEMENT, INC.
(formerly Consolidated Medical Management
Inc.)
Consolidated Statement of Cash Flows
(Unaudited)

                                                                      Nine Months ended Sept 30,
                                                                           2001          2000

Cash Flows from Operating Activities:
     Net Income (Loss)                                               $399,887            $(309,090)
     Adjustments to Reconcile Net Income (Loss)
      to Net Cash Provided by
          Operating Activities:
               Depreciation and Amortization                                -               24,259
               Non Cash Consulting and Services Paid by Stock Issue    46,655                6,087
               (Increase) Decrease in Receivables                           -              (39,969)
               Increase( Decrease) in Accounts Payable               (118,903)             125,469
               Increase( Decrease) in Interest Payable                 55,729                    -
               Increase( Decrease) in Accrued Expenses                      -               44,025

                     Net Cash Provided (Used) by Operating
                      Activities                                     $383,368            $(149,219)

Cash Flows from Investing Activities:

     Assets Disposed                                                   17,415              $29,343
                                                                            -                    -

                    Net Cash Provided (Used) by Investing Activities  $17,415              $29,343

Cash Flows from Financing Activities:

     Payments of Short-Term Debt                                        1,880              (31,431)
     Common Stock                                                    (401,500)             140,390

                    Net Cash Provided (Used) by Financing
                     Activities                                     $(399,620)            $108,959

Net Increase (Decrease) in Cash                                        $1,163             $(10,917)

Cash, Beginning of period                                               1,724               13,610

Cash, End of period                                                    $2,887               $2,693

Supplemental Disclosure of Cash Flow Information
     Cash Paid During the Period for:
          Interest                                        $-            $-
          Income Taxes                                    $-            $-

CONSOLIDATED MINERAL MANAGEMENT, INC
Notes to Financial Statements

Basis of Presentation

The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 301(b) of
Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments
(consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2001 and 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. The
December 31, 2000 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements. For further information, the statements should be read in conjunction with the financial statements and notes thereto included in the Company's registration statement on Form 10KSB.

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

CONSOLIDATED MINERAL MANAGEMENT, INC
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

CONSOLIDATED MINERAL MANAGEMENT, INC
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

CONSOLIDATED MINERAL MANAGEMENT, INC
Notes to Financial Statements

NOTE 3  -  CONVERTIBLE DEBENTURES AND NOTES PAYABLE (CONTINUATION)

The Company has entered into an agreement with Spectrum Financial, Inc.
("Spectrum") whereby Spectrum will exchange shares it owns with the debenture holder upon exercise of the debenture's conversion option, in satisfaction of the Company's obligations under the conversion provisions.  In exchange,
Spectrum will then receive an unsecured note payable from the Company (see
Note 2) for the face amount of the debenture surrendered.

         Total Convertible Debentures and Notes Payable          $       465,000
     Less: Current Portion                                              (465,000)
     Long-Term Portion                                           $            -0

NOTE 4  -  COMMON AND PREFERRED STOCK

Common Stock
The Company's common stock is $0.001 par value, there are 50,000,000 shares authorized as of September 30, 2001.  As of September 30, 2001, the Company
had 11,467,033 shares issued and outstanding, respectively.

Previously the Company had issued 4,000,000 shares of common stock to Douglas
Kemp, its President and CEO. On May 16, 2001, the Company approved a resolution to cancel those shares and to reverse out the accrual of his unpaid salary from the year 2000 and 2001.

The Company also cancelled the 400,000 shares of common stock to Jack London and reversed out the $400,000 in Acquisition Costs that was written off to
Other Income as of September 30, 2001.

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

Dividends - Dividends are non-cumulative, however, the holders of such series, in preference to the holders of any common stock, shall be entitled to receive, as and when declared payable by the Board of Directors from funds legally available for the payment thereof,  dividends in lawful money of the
United States of America at the rate per annum fixed and determined as herein authorized for the shares of such series, but no more, payable quarterly on the last days of March, September, September, and December in each year with respect to the quarterly period ending on the day prior to each such respective dividend payment date.  In no event shall the holders of either series receive dividends of more than percent (1%) in any fiscal year.  Each share of both series shall rank on a party with each other share of preferred stock, irrespective of series, with respect to dividends at the respective fixed or maximum rates for such series.

CONSOLIDATED MINERAL MANAGEMENT, INC
Notes to Financial Statements

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

NOTE  6 -  OTHER INCOME AND EXPENSES

Details of the Other Income and expenses for the nine months ended September
30, 2001 is as follows:

          Reversal of Salary Accrual for Douglas Kemp     $ 141,802
          Cancellation of Common Shares for Douglas Kemp      4,000
          Disposal of Fixed Assets                        (17,415)
          Cancellation of Common Shares for Jack London     400,000

          Total                                          $  528,387

CONSOLIDATED MINERAL MANAGEMENT, INC
Notes to Financial Statements

NOTE  7 -  2001 NON-QUALIFIED STOCK OPTION PLAN NO. 2

On September 20, 2001, the Company filed a Form S-8 with the Securities and
Exchange Commission to register 5,000,000 shares of its common stock to be issued to consultants to provide assistance and management to enable the
Company to attract qualified acquisitions.

NOTE  8 -  SUBSEQUENT EVENTS

On October 4, 2001, the Company announced the signing of a letter of intent with OPMI Operating Company to acquire a majority working interest position in an active natural gas production field, with proven reserves in excess of $16 million.

On October 12, 2001, the Company filed an application to change the name of the Company from Consolidated Medical Management, Inc. to Consolidated Mineral
Management, Inc. with the Secretary of State in the State of Montana.

On October 31, 2001, the Company announced the signing of a letter of intent with Capps Rock Oil, LP. Capps Rock Oil, LP owns a 100% working interest in approximately 2079 acres of leases in northeastern Runnels County.

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

RESULTS OF OPERATIONS
     -     For the Nine Period Ended September 30, 2000

The Company recognized net loss of ($309,090), (with loss per share of ($0.02)
per common share) for the nine month period.  During this period, the Company has only limited operations due to the fact that contracts were lost with a major customer in 1999 and they only have one piece of equipment to perform medical treatments.  The Company is inactive at the present time.

For the three-month period ended September 30, 2000, the Company incurred operating costs associated with the production of revenue totaling $108,609.
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

     -     For the Nine-Month Period Ended September 30, 2001

The Company recognized net income of $399,887, (with income per share of $0.04 per common share). The net income is related primarily to the cancellation of common stock and reversal of salary accrued in 2000 As of September 30, 2001, the Company has no operations in place.

There were no operating revenues during the quarter and the only operating expenses were professional fees and $4,442 in office and occupancy expenses.

FINANCIAL CONDITION

Liquidity and Capital Resources

For the nine months ended September 30, 2001, the Company was provided
$383,368 from operating activities compared to using $149,219 for the nine months ended September 30, 2000. The increase was due primarily to the cancellation is common stock issued for a consultant and reversal of salary of a former officer.

Cash provided in investing activities for the nine months ended September 30,
2001, was $17,415 compared to cash provided of $29,343 for the nine months ended September 30, 2000.

For the nine months ended September 30, 2001, cash used in financing activities was $399,620 compared to cash provided from $108,959 for the nine months ended September 30, 2000.
As of March 2001, the Company cancelled 4,400,000 shares of common stock and recognized a $404,000 used from Financing Activities.

The Company has a cash balance of $2,887 as of September 30, 2001 and a working capital deficit of ($802,186)

The Company's accounts payable and accrued expenses total $327,598 as of
September 30, 2001.   The Company's obligations under these accounts have aged
since December 31, 2000, with $154,314 of these amounts owed for more than ninety days.

Part II
Other Information

Item 2.    Changes in Securities and Use of
Proceeds
Since the end of the fiscal year ended December 31, 2000, and through the end of the quarter ended September 30, 2001,  the Company  has issued the following shares of common stock of the company without registration under the
Securities Act of 1993.

1)     Real Time Interest, Inc. - On August 15, 2001, the Company issued
494,652 shares of restricted common stock for consulting services. These shares were valued at $.08 per share.
2)     Amanda Patterson - On August 15, 2001, the Company issued 26,034 shares of restricted common stock for consulting services. These shares were valued at $.08 per share.
3)     Richard Markle - Per letter agreement dated September 28, 2001, the
Company issued 20,000 shares of its common stock for legal services. These shares were valued at $.25 per share.
4)     Tim Byrd - Pursuant to a consulting agreement dated August 14, 2001, the Company issued 100,000 shares of its common stock at $.25 per share. As of
October 31, 2001 Mr. Byrd had paid $5,000 and signed a subscription agreement for $20,000.
5)     David LeClere - Pursuant to a consulting agreement, the Company issued
100,000 shares of its common stock at $.25 per share. As of October 31, 2001
Mr. LeClere had paid $8,500 and signed a subscription agreement for $16,500.
6)     Edward Skaggs - Pursuant to a consulting agreement dated September 7,
2001, the Company issued 100,000 shares of its common stock at $.25 per share.
As of October 31, 2001 Mr. Skaggs had paid the $25,000 for the stock, but as of September 30, 2001 had signed a subscription agreement for $25,000.

The shares issued to Tim Byrd, David LeClere, and Edward Skaggs were issued pursuant to a Form S-8 filling on September 20, 2001.

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

Item 5.    Other Information (continuation)

(b)  There are no significant employees other than executive officers above.
(c)  There are no family relationships among directors or executive officers of the Company.
(d) The Company entered into the following consulting agreements in the quarter ended September 30, 2001 and the agreements are subject to the rules of the Company's 2001 Non-Qualified Stock Option Plan No.2.

Date                  Individual                Shares Issued

August 14, 2001        Real Time Interest Inc.     494,652
August 14, 2001        Amanda Patterson             26,034
August 14,2001         Tim Byrd                    100,000 @$.25, 100,000 @$.50,
September 7, 2001      Edward Skaggs               100,000 @$.25, 100,000 @$.20
September 27, 2001     David LeClere               100,000 @$.25
October 2, 2001        Michelle Crawford           100,000 @$.25

There are other consulting agreements that have been signed, but the common stocks have not been issued.

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

Date: November 12, 2001