Form 10KSB
period 2001-12-31
CONSOLIDATED MEDICAL MANAGEMENT INC
filed 2002-04-15
CIK 700815

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE

                         SECURITIES EXCHANGE ACT OF 1934
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                              For Fiscal Year Ended
                                December 31, 2001

                            Commission File #0-30503

                      CONSOLIDATED MEDICAL MANAGEMENT, INC.
             (Exact name of registrant as specified in its charter)

                                     MONTANA
         (State or other jurisdiction of incorporation or organization)

                                   82-0369233
                      (IRS Employer Identification Number)

                5161 San Felipe, Suite 320, Houston, Texas 77056
               (Address of principal executive offices )(Zip Code)

                                 (713) 933-0376
                (Registrant's telephone no., including area code)

    Consolidated Medical Management, Inc., 11829 Florida Blvd, Baton Rouge, LA
                                      70815
   (Former name, former address and former fiscal year, if changed since last report)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: COMMON STOCK, $0.001
                                    par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]


4/12/2002                        CMMI 2001 10K                            Page 1

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

Revenues for year ended December 31, 2001: $-0-

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of April 10, 2002, was: $1,136,810

Number of shares of the registrant's common stock outstanding as of April 10, 2002 was: 21,697,293.


4/12/2002                       CMMI 2001 10K                            Page 2

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

ABOUT CMMI

Consolidated Medical Management, Inc.   ("CMMI"), was incorporated under the
laws of the State of Montana on August 13, 1981 under the name Golden Maple
Mining and Leaching Company, Inc.    On October 12, 2001, we changed our name to
Consolidated Medical Management, Inc.   CMMI's address is 5161 San Felipe, Suite
320, Houston, Texas 77056.

CMMI was originally incorporated as a mining company. In 1985, the Company ceased its mining operations and discontinued all business operations in 1990. The final mining claims held by the Company were dropped in 1993 because the Company did not have the funds to pay the annual Bureau of Land Management claim rental fees on such claims.

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

On September 1, 1998, the Company entered into an Asset Purchase Agreement to purchase certain assets of Louisiana Mobile Imaging, Inc., a Louisiana corporation ("LMI") owned and controlled by David Cooper and Michael Firth. The Agreement, as amended effective September 17, 1998, provided for the issuance of 100,000 shares of common stock of the Company to LMI. In return, LMI agreed to transfer to the Company a Medicare provider number and a note receivable in the amount of $75,000. Also, LMI agreed to sublease certain imaging equipment and vehicles leased by LMI pursuant to lease/purchase agreements with outside leasing companies, and to grant to the Company the option to purchase such equipment for nominal consideration upon the completion of the lease/purchase agreements. The closing of the Asset Purchase Agreement was held on September 1, 1998, and the assets were transferred, the stock was issued, and the sublease was granted. The number of shares issued by the Company in this acquisition was based upon the amount of revenues of LMI for the period ended October 31, 1998, and an assumed or agreed value of the common stock of the Company for purposes of this transaction only of $0.75 per share. Michael W. Sciacchetano, a


4/12/2002                       CMMI 2001 10K                            Page 3
consultant for LMI, and the former sale shareholder of Independent Diagnostic Services, Inc. (see above), provided consulting services for the Company in connection with the assets purchased in the transaction.

During 1999, since the acquisition of Consolidated Medical Management, Inc. (Louisiana) (hereafter referred to as "CMMI-LA") the Company initially focused its efforts on the continuation of the business services offered by CMMI-LA . These services focused on the delivery of turn-key management services for the home health industry, predominately in south Louisiana. With the acquisition of IDSI, the Company expanded its services to provide diagnostic ultrasound imaging services to physician offices, clinics, hospital and skilled nursing facilities, and also provides mobile laboratories that will enable services to be provided for communities with limited access to technologists, hospitals and diagnostic laboratories. The Company then formed a subsidiary, Psychiatric Medical Services ("PMSI") to operate a partial-unit mental services hospital in an existing hospital environment. This unit from June 1998 through December 2001. This service is very susceptible to changes in funding under federal and state Medicare and Medicaid rules as well as the funding priorities of these agencies. The Company exited the medical business in December of 2000.

(b) Business of the Company
During the years ended December 31, 1999 and 1998, approximately forty-seven (47%) percent of the Company's total operating income was earned under management contracts with one major customer. The contracts has a term of one year, ending December 31, 1998, renewable annually. The customer advised the Company in July 1999 that they would cancel the contract. This left the Company with no operations from this customer as of December 31, 1999.

In August 2001, the Company decided to refocus on the oil and gas industry and entered into several Letters of Intent only one of which survived the due diligence process. Currently, the Company is signed a letter of intent to acquire revenue producing properties in Runnels County, Texas. There is no assurance that the acquisition will be finalized.

Throughout 2002, the Company will continue to try to finalize their acquisition of oil and gas leases in Runnels County, Texas and will continue to invest in other smaller oil and gas projects and will focus on increasing revenue from these projects. The Company is actively pursuing additional acquisitions in the
energy industry.   Additionally, the Company has only limited financial
resources. It may be difficult to find good opportunities. There can be no assurance that the Company will be able to identify and acquire any business opportunity based on management's business judgment. The activities of the Company are subject to several significant risks which arise primarily as a result of the fact that the Company has no specific business and may acquire or participate in a business opportunity based on the decision of management which potentially could act without consent, vote or approval of the Company's shareholders. The risks faced by the Company are further increased as a result of its lack of resources and its inability to provide a prospective business opportunity with significant capital.

RISK FACTORS
We have had and could have losses, deficits and deficiencies in liquidity which could impair our ability to continue as a going concern

In Note #13 to the audited financial statements, our independent auditors have reported that we have suffered recurring losses from operations that raise substantial doubt about our ability to continue as a going concern. During the year ended December 31, 2001, we incurred a net loss of $167,551, and during the year ended December 31, 2000, we incurred a net loss of $1,001,935. At December 31, 2001, we had negative working capital of $393,936. These factors


4/12/2002                       CMMI 2001 10K                            Page 4
along with an accumulated deficit of $4,015,314 at December 31, 2001 raise substantial doubt about our ability to continue as a going concern. We will need approximately $100,000 in additional cash in order to remain viable as a going concern through the end of the current fiscal year. If we are unable to obtain
these funds we could no longer function as a going concern.   These concerns
coupled with the lack of operations and being in default in the notes and debentures cause substantial doubt about Company's ability as a going concern.

IMPLEMENTATION OF BUSINESS STRATEGY DEPENDENT ON ADDITIONAL FINANCING
We must obtain outside financing to fund the expansion of our operations and to meet our obligations as they become due. Any additional debt or equity financing may be dilutive to the interests of our stockholders. Such outside financing must be provided from the sale of equity securities, borrowing, or other sources of third party financing. Further, the sale of equity securities would substantially dilute our existing stockholders' interests, and borrowings from third parties could result in our assets being pledged as collateral. Loan terms which would increase our debt service requirements could restrict our operations. There is no assurance that we can obtain financing on favorable terms.

JOINT OPERATIONS WITH OTHERS; NON-OPERATOR STATUS
We may own less than 100% of the working interest in many of our oil and gas holdings. Operations are likely to be conducted jointly with other working interest owners. Joint operating arrangements are customary in the oil and gas industry and are generally conducted pursuant to a joint operating agreement whereby a single working interest owner is designated the operator. We could possibly be a non-operating working interest owner in other wells in the future. For properties where we own less than 50% of the working interest, drilling and operating decisions may not be entirely within our control. If we disagree with the decision of a majority of working interest owners, we may be required, among other things, to postpone the proposed activity, relinquish or farm-out its interest or decline to participate. If we decline to participate, we might be forced to relinquish our interest or may be subject to certain non- consent penalties, as provided in the applicable operating agreement. Such penalties typically allow participating working interest owners to recover from the proceeds of production, if any, an amount equal to 200%-500% of the non-participating working interest owner's share of the cost of such operations.

Under most operating agreements, the operator is given direct and full control over all operations on the properly and is obligated to conduct operations in a workman-like manner; however the operator is usually not liable to the working interest owners for losses sustained or for liabilities incurred, except those resulting from its own gross negligence or willful misconduct. Each working interest owner is generally liable for its share of the costs of developing and operating jointly owned properties. The operator is required to pay the expenses of developing and operating the property and will invoice working interest owners for their proportionate share of such costs. In instances where we are a non-operating working interest owner, we may have a limited ability to exercise


4/12/2002                       CMMI 2001 10K                            Page 5
control over operations and the associated costs of such operations. The success of our investment in such non-operated activities may, therefore, be dependent upon a number of facts that are outside of our direct control.

Under most operating agreements and the laws of certain states, operators of oil and gas properties may be granted liens on the working interests of other non-operating owners in the well to secure the payment of amounts due the operator. The bankruptcy or failure of the operator or other working interest owners to pay vendors who have supplied goods or services applicable to wells could result in filing of mechanics' and materialmens' liens which would encumber the well and the interests of all joint owners At this time, we do not have Joint operating arrangements, however, we may in the future some operations conduct operations jointly with other working interest owners.

MARKETS AND CUSTOMERS
The revenue generated by our operations are highly dependent upon the prices of, and demand for crude oil and natural gas. Historically, the markets for crude oil and natural gas have been volatile and are likely to continue to be volatile in the future. The prices received by the Company for its crude oil and natural gas production and the level of such production are subject to wide fluctuations and depend on numerous factors beyond our control including seasonality, the condition of the United States economy (particularly the manufacturing sector), foreign imports, political conditions in other oil-producing and natural gas-producing countries, the actions of the Organization of Petroleum Exporting Countries and domestic regulation, legislation and policies. Decreases in the prices of crude oil and natural gas could have an adverse effect on the carrying value of any proved reserves or revenue which we may have in the future.

COMPETITION
We operate in a highly competitive environment. Competition is particularly intense with respect to the acquisition of desirable undeveloped crude oil and natural gas properties. The principal competitive factors in the acquisition of such undeveloped crude oil and natural gas properties include the staff and data necessary to identify, investigate and purchase such properties, and the financial resources necessary to acquire and develop such properties. We compete with major and independent crude oil and natural gas companies for properties and the equipment and labor required to develop and operate such properties. Many of these competitors have financial and other resources substantially greater than ours.

Our principal competitors include major integrated oil companies and their marketing affiliates and national and local gas gatherers, brokers, marketers and distributors of varying sizes, financial resources and experience. Certain competitors, such as major crude oil and natural gas companies, have capital resources and control supplies of natural gas substantially greater than the Company. Smaller local distributors may enjoy a marketing advantage in their immediate service areas. We compete against other companies in our natural gas processing business both for supplies of natural gas and for customers to which we sell our products. Competition for natural gas supplies is based primarily on location of natural gas gathering facilities and natural gas gathering plants, operating efficiency and reliability and ability to obtain a satisfactory price for products recovered. Competition for customers is based primarily on price and delivery capabilities.

REGULATORY MATTERS
Our operations are affected from time to time in varying degrees by political developments and federal, state, provincial and local laws and regulations. In particular, oil and gas production operations and economics are, or in the past have been, affected by price controls, taxes, conservation, safety, environmental, and other laws relating to the petroleum industry, by changes in such laws and by constantly changing administrative regulations.

PRICE REGULATIONS
In the recent past, maximum selling prices for certain categories of crude oil, natural gas, condensate and NGLs in the United States were subject to federal regulation. In 1981, all federal price controls over sales of crude oil, condensate and NGLs were lifted. In 1993, the Congress deregulated natural gas prices for all "first sales" of natural gas. As a result, all sales of our United States produced crude oil, natural gas, condensate and NGLs may be sold at market prices, unless otherwise committed by contract.


4/12/2002                       CMMI 2001 10K                            Page 6

STATE AND OTHER REGULATION
All of the jurisdictions in which we lease or own producing crude oil and natural gas properties have statutory provisions regulating the exploration for and production of crude oil and natural gas, including provisions requiring permits for the drilling of wells and maintaining bonding requirements in order to drill or operate wells and provisions relating to the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled and the plugging and abandoning of wells. Our operations are also subject to various conservation laws and regulations. These include the regulation of the size of drilling and spacing units or proration units and the density of wells that may be drilled and the unitization or pooling of crude oil and natural gas properties. In this regard, some states and provinces allow the forced pooling or integration of tracts to facilitate exploration while other states and provinces rely on voluntary pooling of lands and leases. In addition, state and provincial conservation laws establish maximum rates of production from crude oil and natural gas wells, generally prohibit the venting or flaring of natural gas and impose certain requirements regarding the ratability of production. Some states, such as Texas and Oklahoma, have, in recent years, reviewed and substantially revised methods previously used to make monthly determinations of allowable rates of production from fields and individual wells. The effect of these regulations is to limit the amounts of crude oil and natural gas we can produce from its wells, and to limit the number of wells or the location at which we can drill.

State and provincial regulation of gathering facilities generally includes various safety, environmental, and in some circumstances, non-discriminatory take requirements, but does not generally entail rate regulation. In the United States, natural gas gathering has received greater regulatory scrutiny at both the state and federal levels in the wake of the interstate pipeline restructuring under Order 636. For example, on August 19, 1997, the Texas Railroad Commission enacted a Natural Gas Transportation Standards and Code of Conduct to provide regulatory support for the State's more active review of rates, services and practices associated with the gathering and transportation of gas by an entity that provides such services to others for a fee, in order to prohibit such entities from unduly discriminating in favor of their affiliates.

In the event we conduct operations on federal or Indian oil and gas leases, such operations must comply with numerous regulatory restrictions, including various non-discrimination statutes, and certain of such operations must be conducted pursuant to certain on-site security regulations and other permits issued by various federal agencies. In addition, in the United States, the Minerals Management Service ("MMS") has recently issued a final rule to clarify the types of costs that are deductible transportation costs for purposes of royalty valuation of production sold off the lease. In particular, MMS will not allow deduction of costs associated with marketer fees, cash out and other pipeline imbalance penalties, or long-term storage fees. Further, the MMS has been engaged in a three-year process of promulgating new rules and procedures for determining the value of oil produced from federal lands for purposes of calculating royalties owed to the government. The oil and gas industry as a whole has resisted the proposed rules under an assumption that royalty burdens will substantially increase. We cannot predict what, if any, effect any new rule will have on its operations.

ENVIRONMENTAL MATTERS
Our operations are subject to numerous federal, state, provincial and local laws and regulations controlling the generation, use, storage, and discharge of materials into the environment or otherwise relating to the protection of the environment. These laws and regulations may require the acquisition of a permit or other authorization before construction or drilling commences; restrict the types, quantities, and concentrations of various substances that can be released


4/12/2002                       CMMI 2001 10K                            Page 7
into the environment in connection with drilling, production, and gas processing activities; suspend, limit or prohibit construction, drilling and other activities in certain lands lying within wilderness, wetlands, and other protected areas; require remedial measures to mitigate pollution from historical and on-going operations such as use of pits and plugging of abandoned wells; restrict injection of liquids into subsurface strata that may contaminate groundwater; and impose substantial liabilities for pollution resulting from our operations. Environmental permits required for our operations may be subject to revocation, modification, and renewal by issuing authorities. Governmental authorities have the power to enforce compliance with their regulations and permits, and violations are subject to injunction, civil fines, and even criminal penalties. We believe that it is in substantial compliance with current environmental laws and regulations, and that we will not be required to make material capital expenditures to comply with existing laws. Nevertheless, changes in existing environmental laws and regulations or interpretations thereof could have a significant impact on us as well as the oil and gas industry in general, and thus we are unable to predict the ultimate cost and effects of future changes in environmental laws and regulations.

In the United States, the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as "Superfund," and comparable state statutes impose strict, joint, and several liability on certain classes of persons who are considered to have contributed to the release of a "hazardous substance" into the environment. These persons include the owner or operator of a disposal site or sites where a release occurred and companies that generated, disposed or arranged for the disposal of the hazardous substances released at the site. Under CERCLA such persons or companies may be retroactively liable for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is common for neighboring land owners and other third parties to file claims for personal injury, property damage, and recovery of response costs allegedly caused by the hazardous substances released into the environment. The Resource Conservation and Recovery Act ("RCRA") and comparable state statutes govern the disposal of "solid waste" and "hazardous waste" and authorize imposition of substantial civil and criminal penalties for failing to prevent surface and subsurface pollution, as well as to control the generation, transportation, treatment, storage and disposal of hazardous waste generated by oil and gas operations. Although CERCLA currently contains a "petroleum exclusion" from the definition of "hazardous substance," state laws affecting our operations impose cleanup liability relating to petroleum and petroleum related products, including crude oil cleanups. In addition, although RCRA regulations currently classify certain oilfield wastes which are uniquely associated with field operations as "non-hazardous," such exploration, development and production wastes could be reclassified by regulation as hazardous wastes thereby administratively making such wastes subject to more stringent handling and disposal requirements.

We currently will own or lease properties that for many years have been used for the exploration and production of oil and gas. Although we utilize standard industry operating and disposal practices, hydrocarbons or other wastes may be disposed of or released on or under the properties owned or leased by us or on or under other locations where such wastes have been taken for disposal. In addition, many of these properties have been operated by third parties whose treatment and disposal or release of hydrocarbons or other wastes was not under our control. These properties and the wastes disposed thereon may be subject to CERCLA, RCRA, and analogous state laws. Our operations are also impacted by regulations governing the disposal of naturally occurring radioactive materials ("NORM"). The Company must comply with the Clean Air Act and comparable state statutes which prohibit the emissions of air contaminants, although a majority of our activities are exempted under a standard exemption. Moreover, owners, lessees and operators of oil and gas properties are also subject to increasing


4/12/2002                       CMMI 2001 10K                            Page 8
civil liability brought by surface owners and adjoining property owners. Such claims are predicated on the damage to or contamination of land resources occasioned by drilling and production operations and the products derived therefrom, and are usually causes of action based on negligence, trespass, nuisance, strict liability and fraud.

United States federal regulations also require certain owners and operators of facilities that store or otherwise handle oil to prepare and implement spill prevention, control and countermeasure plans and spill response plans relating to possible discharge of oil into surface waters. The federal Oil Pollution Act ("OPA") contains numerous requirements relating to prevention of, reporting of, and response to oil spills into waters of the United States. For facilities that may affect state waters, OPA requires an operator to demonstrate $10 million in financial responsibility. State laws mandate crude oil cleanup programs with respect to contaminated soil.

We are not currently involved in any administrative, judicial or legal proceedings arising under domestic or foreign federal, state, or local environmental protection laws and regulations, or under federal or state common law, which would have a material adverse effect on our financial position or results of operations.

TITLE TO PROPERTIES
As is customary in the crude oil and natural gas industry, we make only a cursory review of title to undeveloped crude oil and natural gas leases at the time they are acquired by us. However, before drilling commences, we require a thorough title search to be conducted, and any material defects in title are remedied prior to the time actual drilling of a well begins. To the extent title opinions or other investigations reflect title defects, we, rather than the seller of the undeveloped property, is typically obligated to cure any title defect at its expense. If we were unable to remedy or cure any title defect of a nature such that it would not be prudent to commence drilling operations on the property, we could suffer a loss of its entire investment in the property.

EMPLOYEES
As of April 10, 2002, CMMI has 2 full time employees, including executive officers, non-executive officers, secretarial and clerical personnel and field personnel. CMMI also retains independent geological and engineering consultants and administrative assistance on a limited basis and expects to continue to do so in the future.

ITEM 2. DESCRIPTION OF PROPERTY
-------------------------------

Since August 2001, the Company has outsourced its administrative function and maintains an address at 5161 San Felipe, Suite 320, Houston, Texas 77056. The Company does not have lease expense.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

None. From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. We are not currently engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------
No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended December 31, 2001.


4/12/2002                       CMMI 2001 10K                            Page 9

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
----------------------------------------------------------------
Since mid 1998, the Company ('Registrant") has been publicly-traded under the symbol "CMMI" on the OTC Bulletin Board which is operated under the supervision of the National Association of Securities Dealers, Inc. The OTC Bulletin Board is a securities market utilizing a sophisticated computer and telecommunications network. Market participants comprise market makers generally dealing in "penny stocks", independent dealers who commit capital and stocks and compete with each other for orders. The OTC Bulletin Board has adopted rules that require companies quoted on its system to be current in their reporting obligations to the SEC, among other things. The Securities and Exchange Commission has adopted rules, such as Rule l5c2-6, which impose restrictions on a broker-dealer's ability to trade in penny stocks. Prior to this, the Company's stock was not traded. Registrant is authorized to issue Fifty Million (50,000,000) Common Shares, of which approximately 21,697,293 shares are outstanding as of March 5, 2002. In addition, Registrant is authorized to issue Twenty Million (20,000,000) Preferred Shares. No shares of Preferred Stock have been issued. The following table shows the high and low bid of Registrant's Common Stock during the prior year.

There were 427 of shareholders of record as of April 10, 2002.


                Period               High    Low
                -------             ------  -----
                 2000

Third Quarter                        .15      .06
Fourth Quarter                       .11      .01

                 2001

First Quarter                        .24      .04
Second Quarter                       .08      .04
Third Quarter                        .65      .03
Fourth Quarter                       .53      .15

                 2002

First Quarter                        .24      .04


The bid price of our common stock was .06 cents per share on April 10, 2002.


4/12/2002                       CMMI 2001 10K                            Page 10

THE COMPANY'STRANSFER AGENT IS:
                     Deposit Guaranty Insurance Corporation
                                   PO Box 8207
                            Bacliff, Texas 77518-8207


DIVIDENDS
We do not intend to retain future earnings to support our growth. Any payment of cash dividends in the future will be dependent upon: the amount of funds legally available therefore; our earnings; financial condition; capital requirements; and other factors which our Board of Directors deems relevant.

ITEM 6. FINANCIAL STATEMENTS
----------------------------
The financial statements of the Company, together with the report of auditors, are included herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

The following is a discussion of our financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with our Consolidated Financial Statements and the notes thereto included elsewhere in this Form 10-KSB

FORWARD-LOOKING INFORMATION-GENERAL

This report contains a number of forward-looking statements, which reflect the Company's current views with respect to future events and financial performance including statements regarding the Company's projections. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates", "believes", "expects", "intends", "future", "plans", "targets" and similar expressions identify forward-looking statements. Readers are cautioned to not place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof the Company undertakes no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that may arise after the date hereof. Additionally, these statements are based on certain assumptions that may prove to be erroneous and are subject to certain risks including, but not limited to, the Company's dependence on limited cash resources, and its dependence on certain key personnel within the Company. Accordingly, actual results may differ, possibly materially, from the predictions contained herein.

GENERAL
Consolidated Medical Management, Inc.   ("CMMI"), was incorporated under the
laws of the State of Montana on August 13, 1981 under the name Golden Maple
Mining and Leaching Company, Inc.    On October 12, 2001, we changed our name to
Consolidated Medical Management, Inc.   CMMI's address is 5161 San Felipe, Suite
320, Houston, Texas 77056.



RESULTS OF OPERATIONS
TWELVE MONTHS ENDED DECEMBER 31, 2001 AND 2000


4/12/2002                       CMMI 2001 10K                            Page 11

Overview
--------

The Company had no revenue and no operations in 2000 and 2001. Currently, management is exploring the opportunities of expanding our involvement in the oil and gas market.

Comparison of 2000 to 2001
--------------------------

The Company reduced its operating loss by $834,384 from $167,551 in 2001 compared to $1,001,935 in 2000. This reduction was attributable to the cessation of the Company's medical operations at the end of 2000. In 2001, the Company has operated as a development stage company and has incurred some expense in the evaluation and research of potential acquisitions. Accordingly, revenues decreased from $78,090 in 2000 to -0- in 2001. The total operating expenses remained consistent in 2000 and 2001 as the Company retained outside consultants to evaluate, assess and refer potential acquisitions to CMMI. While CMMI is currently attempting to finalize an acquisition in Runnels County, Texas, there is no assurance that the capital required to finalize this acquisition can be secured. Other proposed acquisitions have not proceeded beyond the due diligence phase.

Liquidity, Capital Resources and Financial Condition
----------------------------------------------------

The Company currently anticipates that its existing cash and cash equivalents balance will fund operations and continue energy development at the current level of activity into the second quarter of 2002. The Company will need to raise additional funds through additional debt or equity financing. There can be no assurance that additional equity or debt financing will be available when needed or on terms acceptable to the Company.

The market price of the Company's common stock has fluctuated significantly since it began to be publicly traded in 1998 and may continue to be highly volatile. Factors such as the ability of the Company to achieve development goals, ability of the Company to profitably complete energy projects, the ability of the Company to raise additional funds, general market conditions and other factors affecting the Company's business that are beyond the Company's control may cause significant fluctuations in the market price of the Company's common stock. The market prices of the stock of many energy companies have fluctuated substantially, often unrelated to the operating or research and development performance of the specific companies. Such market fluctuations could adversely affect the market price for the Company's common stock.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements of the Company are set forth beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS:

The directors and officers of the Company, as of April 10, 2002, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. The officers serve at the will of the Board of Directors.


4/12/2002                       CMMI 2001 10K                            Page 12

DIRECTORS AND EXECUTIVE OFFICERS
Set forth below are the names, ages, years of service and positions of the executive officers and directors of the Company.

Name           Age                Office

Sonny Wooley    63  Chairman of  the Board of Directors
Timothy Byrd    40  CEO, CFO  and Director
Peggy Behrens   46  Secretary

SONNY WOOLEY, 63,
Chairman of the Board of Directors

Mr. Wooley founded Consolidated Medical Management, Inc., in 1989 and managed it as a private company until going public in 1996 when he continued to work with the company as an outside consultant prior to rejoining it as Chairman in 2001. The company operated in the health care management arena successfully for a few years, but because of changes to Medicare reimbursement and managed care philosophy, Mr. Wooley participated in the calculated decision to refocus the Company's experience in the energy sector in part due to Mr. Wooley's experience in this field. Mr. Wooley has over twenty years experience in oil and gas marketing, exploration and development. He primary responsible with CMMI is for developing opportunities in the energy field. Mr. Wooley was Senior Vice President of Marketing at Nucorp Energy from 1978-1982. From 1982-1984, he was President and Director NTV Oil Field Services.

TIMOTHY G. BYRD, SR., 40
Chief Executive Officer and Director

Mr. Byrd joined CMMI in December of 2001 after spending five years with Innovative Capital Markets. At Innovative Capital Markets, he served as President, where he had responsibility for developing growth strategies for corporations through strategic alliances, mergers and acquisitions as well as in the corporate financial advisory business. Prior to Innovative Capital Markets, he served as President of Specialty Associated Management, Inc from 1992 through 1996. He holds a Bachelors degree in Business Administration with an emphasis in banking and finance from the University of Southern Mississippi.

PEGGY BEHRENS, 46
Secretary

Ms. Behrens joined Consolidated Medical Management, Inc. in 1998 as President and Director where she increased revenues substantially. Prior to 1998, Ms. Behrens worked as the Administrator and Director of Nurses from 1996-1998 for Health Link Home Care. Ms. Behrens has substantial experience in project management and is currently on the board as part of the project management team.

The Directors named above will serve until the next annual meeting of the shareholders of the Company in the year 2001. Directors will be elected for one-year terms at each annual shareholder's meeting. Officers hold their positions at the appointment of the Board of Directors.


4/12/2002                       CMMI 2001 10K                            Page 13

All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. There are no agreements with respect to the election of Directors. Officers are appointed annually by our Board of Directors and each Executive Officer serves at the discretion of our Board of Directors. We do not have any standing committees

None of our Officers and/or Directors have filed any bankruptcy petition, been convicted of or been the subject of any criminal proceedings or the subject of any order, judgment or decree involving the violation of any state or federal securities laws within the past five (5) years.

CERTAIN LEGAL PROCEEDINGS
No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
None of the officers and directors have filed their requisite forms.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

                                Annual Compensation             Long Term Compensation
                          ------------------------------  ----------------------------------
                                                                   Awards           Payouts
                                                          ------------------------  --------
     Name and       Year  Salary   Bonus   Other Annual   Restricted   Securities     LTIP      All Other
Principal Position          ($)     ($)    Compensation      Stock     Underlying   Payouts   Compensation
                                                           Award(s)     Options /     ($)          ($)
                                                ($)           ($)         SARs
                                                                           (#)
------------------  ----  -------  ------  -------------  -----------  -----------  --------  -------------

Timothy G. Byrd,    1999      N/A     N/A            N/A          N/A          N/A       N/A            N/A
Sr.                 2000      N/A     N/A            N/A          N/A          N/A       N/A            N/A
Director and CEO    2001      -0-     -0-            -0-          -0-  100,000 (1)       -0-            -0-
------------------  ----  -------  ------  -------------  -----------  -----------  --------  -------------

          (1)  Stock Options with a cost basis of .05 cents.


4/12/2002                       CMMI 2001 10K                            Page 14

OPTIONS/SAR GRANTS IN LAST FISCAL YEAR:

                       Individual Grants
-----------------------------------------------------------------------
Name               Number of      Percent of      Exercise   Expiration  Grant Date Present
                  Securities        Total         of Base       Date          Value ($)
                  Underlying      Options /        Price
                   Options/     SARs Granted to    ($/sh)
                     SARs         Employees
                    Granted       in Fiscal
                      (#)            Year
-----------------  -----------  ---------------  ----------  ----------  -------------------
Timothy G. Byrd,      100,000               15%   .25 cents    October                     0
      Sr.             100,000                     .50 cents     2004
Director and CEO
-----------------  -----------  ---------------  ----------  ----------  -------------------

AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTIONS/SAR
VALUES

      Name           Shares     Value Realized      Number of           Value of
                  Acquired on         ($)           Securities      Unexercised In-
                  Exercise (#)                      Underlying         The-Money
                                                   Unexercised        Options/SARs
                                                  Options / SARs    At Fiscal Year-
                                                 At Fiscal Year-        End ($)
                                                     End (#)         Exercisable /
                                                  Exercisable /      Unexercisable
                                                  Unexercisable
----------------  ------------  ---------------  ----------------  ----------------

Timothy G. Byrd,       300,000                0                 0                 0
      Sr.
Director and CEO
----------------  ------------  ---------------  ----------------  ----------------


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Based upon information received from the persons concerned, each person known to us to be the beneficial owner of more than five percent of the outstanding shares of our Common Stock, each director, each of the named executive officers and all of our directors and officers as a group, owned beneficially as of April 10, 2002, the number and percentage of outstanding shares of our Common Stock indicated in the following table:

Name and Address of
Beneficial Owner                       Number of Shares (1)  Percentage
Mr. Sonny Wooley                                    100,000           *
5161 San Felipe
Suite 320
Houston, Texas 77056

Mr. Timothy G. Byrd, Jr.                             45,000           *
5161 San Felipe
Suite 320
Houston, Texas 77056


4/12/2002                       CMMI 2001 10K                            Page 15

Ms. Peggy Behrens                                   370,100         1.7%
5161 San Felipe
Suite 320
Houston, Texas 77056

All directors and executive officers
as a group (3 people)                               515,000         2.0%
Jaguar International                              2,235,360          10%
PO Box 4185
Baton Rouge, LA  70835

Jacob International                               2,000,000          10%
1980 Post Oak Road
Houston, Texas 77056

*   Less than 1%

(1) Unless otherwise indicated, all shares are held directly with sole voting and investment power.

ITEM 13 EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

(a) The following documents are filed as part of this report:
None
(b) Reports on Form 8-K
None


4/12/2002                       CMMI 2001 10K                            Page 16

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the undersigned has duly caused this Form 10-K to be signed on its behalf by the undersigned, there unto duly authorized, in the City of Houston, Texas, on April 15, 2002.

CONSOLIDATED MEDICAL MANGEMENT, INC.

By: /s/ Timothy G. Byrd, Sr.



---------------------------------------------
        Timothy G. Byrd, Sr. Chief Executive Officer, CFO and Director


Pursuant to the requirements of the Securities Exchange Act of 1933, this 10-KSB has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Signature                   Name and Title                              Date



/s/ Sonny Wooley        Chairman of the Board of Directors        April 15, 2001
-------------------




/s/ Timothy G. Byrd     Chief Executive Officer,                  April 15, 2001
----------------------  and CFO and Director



/s/ Peggy Behrens       Secretary                                 April 15, 2001
---------------------


4/12/2002                       CMMI 2001 10K                            Page 17

                      Consolidated Mineral Management, Inc.

                          Audited Financial Statements
                          ----------------------------

DECEMBER 31, 2001

CLYDE BAILEY, P.C.
CERTIFIED PUBLIC ACCOUNTANT
10924 VANCE JACKSON # 404
SAN ANTONIO, TEXAS 78230


                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT
                -------------------------------------------------

To the Board of Directors and Shareholders
Consolidated Mineral Management, Inc.

We have audited the accompanying consolidated balance sheet of Consolidated Mineral Management, Inc. and subsidiaries (Company) as of December 31, 2001 and 2000 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has no operations currently and suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. This is further explained in the notes to financial statements.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and subsidiaries as of December 31 2001, and the consolidated results of their operations and their cash flows for the years ended December 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United States.

Clyde Bailey
Certified Public Accountant

February 22, 2002


4/12/2002                       CMMI 2001 10K                           Page F-1

     CONSOLIDATED MINERAL MANAGEMENT, INC.
                               (A MONTANA CORPORATION)
                              Consolidated Balance Sheet
                               AS OF DECEMBER 31, 2001


                                     ASSETS
                                  ------------

Current Assets
--------------
    Cash                                              $     5,470
    Note Receivable - Stock Options                       396,003
                                                      ------------
      Total Current Assets                                            401,473
                                                                    ----------

      Total Assets                                                  $ 401,473
                                                                    ==========
                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

Current Liabilities
---------------------
    Notes Payable-Current Portion                     $    25,767
    Accounts Payable                                      108,012
    Accrued Expenses                                      196,630
    Convertible Debentures                                465,000
                                                      ------------
      Total Current Liabilities                                       795,409

    Notes Payable - Long Term Portion                      54,726
                                                      ------------

      Total Long-Term Liabilities                                      54,726
                                                                    ----------

      Total Liabilities                                               850,135

  Commitments and Contingencies:                                            -
  ------------------------------

  Stockholders' Equity
  --------------------
    Preferred Stock                                             -
      20,000,000 authorized shares, par value $.001
      no shares issued and outstanding
    Common Stock                                           13,591
      50,000,000 authorized shares, par value $.001
      13,587,293 shares issued and outstanding
    Additional Paid-in-Capital                          3,553,061
    Accumulated Deficit                                (4,015,314)
                                                      ------------

      Total Stockholders' Equity (Deficit)                           (448,662)
                                                                    ----------
      Total Liabilities and Stockholders' Equity (Deficit)          $  401,473
                                                                    ==========


4/12/2002                       CMMI 2001 10K                           Page F-2

                      CONSOLIDATED MINERAL MANAGEMENT, INC.
                             (A MONTANA CORPORATION)
                      Consolidated Statement of Operations
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                       ------------  ------------
                                           2001          2000
                                       ------------  ------------
Revenues                               $         -   $    78,090

Operating Expenses
  Personnel Costs                           71,003       209,570
  Bad Debt Expense                               -        72,804
  Consulting                               365,551        94,115
  Investor Relations                        95,761             -
  Depreciation and Amortization                  -        27,250
  Other Expenses                            13,236             -
  Legal and Professional                    42,489        68,550
  Office Expense                             7,345        33,519
  Occupancy                                  1,880        20,961
                                       ------------  ------------
                                                 -
  Total Operating Expenses                 597,265       526,769

Income (Loss) from Operations             (597,265)     (448,679)

Other Income (Expenses)
  Merger and Acquisition Expenses          400,000      (400,000)
  Other                                    110,972       (68,000)
  Interest Expense                         (81,258)      (87,073)
  Interest Income                                -         1,817
                                       ------------  ------------

                                           429,714      (553,256)

Income (Loss) before Income Taxes         (167,551)   (1,001,935)

Income Tax Expense (Benefit)                     -             -
                                       ------------  ------------

Net Income (Loss)                      $  (167,551)  $(1,001,935)
                                       ============  ============

Net Income (Loss) per Share, Basic     $    (0.013)  $    (0.079)
                                       ============  ============

Net Income (Loss) per Share, Diluted   $    (0.013)  $    (0.078)
                                       ============  ============

                                                 -
Weighted Average Number of Shares       13,194,917    12,687,420
                                       ============  ============


4/12/2002                       CMMI 2001 10K                           Page F-3

                            CONSOLIDATED MINERAL MANAGEMENT, INC.
                                   (A MONTANA CORPORATION)
                             Consolidated Statement of Cash Flows
                        FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                                          2001        2000
                                                                       ----------  ----------
Cash Flows from Operating Activities:
-------------------------------------
  Net Income (Loss)                                                    $(167,551)  $(710,333)
  Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by
    Operating Activities:
      Depreciation and Amortization                                            -     112,345
      Non Cash Consulting and Services Paid by Stock Issue               424,540     437,289
      Stock Cancelled                                                   (400,000)          -
      (Increase) Decrease in Note Receivable                            (396,003)    106,735
      (Increase) Decrease in Prepaid Expenses                                  -      (4,660)
      (Increase) Decrease in Other Assets                                      -      50,899
      (Decrease) Increase in Accounts Payable                            167,288    (109,582)
      (Increase) Decrease in Prepaid Acquisition Costs                         -    (400,000)
      (Decrease) Increase in Accrued Expenses                             81,258      86,650
                                                                       ----------  ----------

      Net Cash Provided Used by Operating Activities                   $(290,468)  $(430,657)
                                                                       ----------  ----------

Cash Flows from Investing Activities:
-------------------------------------

  Issuance of Notes Receivables                                                -           -
  Abandon of Assets,net                                                   17,415     327,464
  Payments of Notes Receivables                                                -      40,673
  Purchases of Property, Plant and Equipment, net                              -           -
                                                                       ----------  ----------

      Net Cash Provided Used by Operating Activities                   $  17,415   $ 368,137
                                                                       ----------  ----------


Cash Flows from Financing Activities:
-------------------------------------

  Proceeds from Issuance of Common Stock                                 269,307           -
  Issue (Cancel) Debt for Capital Leases                                       -    (315,355)
  Stock Issurance (Cancellation) for Acquisitions                              -     400,000
  Proceeds from Issuance of Debt                                               -      15,000
  Payments on Short-Term Debt                                                  -     (49,055)
  Payments on Long-Term Debt                                                   -           -
                                                                       ----------  ----------

      Net Cash Provided Used by Financing Activities                   $ 269,307   $  50,590
                                                                       ----------  ----------

Net Increase (Decrease) in Cash                                        $  (3,746)  $ (11,930)

Cash, Beginning of period                                                  1,724      25,540
                                                                       ----------  ----------

Cash, End of period                                                    $   5,470   $  13,610
                                                                       ==========  ==========

Supplemental Disclosure of Cash Flow Information
  Cash Paid During the Year for:
    Interest                                                           $       -   $  37,290
                                                                       ==========  ==========
    Income Taxes                                                       $       -   $       -
                                                                       ==========  ==========


4/12/2002                       CMMI 2001 10K                           Page F-4

                               CONSOLIDATED MINERAL MANAGEMENT, INC.
                                      (A MONTANA CORPORATION)

                Consolidated Statements of Changes in Stockholders' Equity (Deficit)
                           FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


                                        Common Stock                        Retained
                                                          Additional Paid   Earnings
                                      Shares     Amount     In Capital      (Deficit)      Total
                                    -----------  -------  ---------------  -----------  -----------
  Balances, January 1, 1999          8,046,087    8,046         2,689,025  (2,845,828)    (148,757)

  Stock issued for directors fees    4,530,000    4,530            55,470                   60,000

  Stock issued for payables            450,000      450            73,216                   73,665

  Stock issued for Cash              2,000,000    2,000            98,000                  100,000

  Net Income (Loss)                                                        (1,001,935)  (1,001,935)

                                    ---------------------------------------------------------------
   Balance December 31, 2000        15,026,087   15,026         2,915,711  (3,847,763)    (917,027)

   Shares Cancelled                 (4,400,000)  (4,400)                                    (4,400)

   Share Correction                        360        4                                          4

   Shares Issued for Services          870,686      871            67,939                   68,810

   Shares Issued for S-8 Filings     2,090,160    2,090           569,411                  571,501

   Rounding                                                                                      1

   Net Income (Loss)                                                         (167,551)    (167,551)

                                    ---------------------------------------------------------------
   Balance December 31, 2001        13,587,293   13,591         3,553,061  (4,015,314)    (448,662)
                                    ===============================================================


4/12/2002                       CMMI 2001 10K                           Page F-5

NOTE 1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-----------------------------------------------------

ORGANIZATION

The Company (formerly Consolidated Medical Management) was incorporated under the laws of the State of Montana on August 13, 1981. The Company ceased its mining operations in 1985, and discontinued all business operations in 1990. On May 23, 1998, the Company acquired all the common stock of Consolidated Mineral Management, Inc. (a private Louisiana corporation, hereafter sometimes referred to as "CMMI-LA" or "subsidiary") in a stock for stock exchange transaction, whereupon, CMMI-LA became a wholly owned subsidiary of the Company. In August of 2001, the Company decided to refocus on the oil and gas industry and entered into several Letters of Intent only one of which survived the due diligence process. Currently, the Company is signed a letter of intent to acquire revenue producing properties in Runnels County, Texas. There is no assurance that the acquisition will be finalized.

PRINCIPLES  OF  CONSOLIDATION
-----------------------------

The consolidated financial statements include the accounts of Consolidated Mineral Management, Inc. (a Montana Corporation), and its subsidiaries, Independent Diagnostic Services, Inc. and Psychiatric Management Services, IncThe Company and its subsidiaries provide health care services specializing in mobile diagnostic imaging and the operation of a part-hospital psychiatric unit and therefore extend credit to the health care providers involved with the patients served. The Company also owns the other corporations, Healthscape, Inc. and Health Worx Services, Inc., that was incorporated in Louisiana on May 11, 1999. These new corporations have been inactive to date. All significant intercompany transactions and balances have been eliminated.

Accounting policies of the Company conform to the generally accepted accounting principles and reflect practices appropriate to the industry in which it operates. The significant policies are summarized below.

     []   RECEIVABLES

     The Company, through an S-8 offering, grants options and stock to several individuals for stock. As of December 31, 2001, there was $396,003 owed to the Company for stock purchased through the S-8 stock program.

     []   PROPERTY,  EQUIPMENT  AND  DEPRECIATION

     Expenditures for property, plant and equipment are recorded at cost. Renewals and improvements, which extend the economic life of such assets, are capitalized. Expenditures for maintenance, repairs and other renewals are charged to expense. For major dispositions, the cost and accumulated depreciation are removed from the accounts and any gain or loss is included in the results of operations. During the year 2001, the Company abandoned the remaining assets relating to the healthcare operations in the amount of $17,415.

     []   CASH  FLOWS  AND  CONCENTRATION  OF  CREDIT  RISK

     Cash consists principally of demand deposits at commercial banks. These balances, as reflected in the bank's records, are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 2001 and 2000, the Company's deposits did not exceed the insured limits.


4/12/2002                       CMMI 2001 10K                           Page F-6

                      CONSOLIDATED MINERAL MANAGEMENT, INC
                                NOTES TO FINANCIAL STATEMENTS


NOTE 1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUATION)
--------------------------------------------------------------------

     []   RISKS AND UNCERTAINTIES

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

     []   Earnings per Common Share

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

     []   FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying value of financial instruments including marketable securities, notes and loans receivables, accounts payable and notes payable approximate their fair values at December 31, 2001.

     []   LONG-LIVED ASSETS

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

     []   STOCK  BASED  COMPENSATION

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" established a fair value method for accounting for stock-based compensation plans either through recognition or disclosure. The Company did not adopt the fair value based method but instead discloses the effects of the calculation required by the statement.

     []   COMPREHENSIVE INCOME

     Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive


4/12/2002                       CMMI 2001 10K                           Page F-7

                      CONSOLIDATED MINERAL MANAGEMENT, INC
                         NOTES TO FINANCIAL STATEMENTS


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

     []   SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

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

     []   RECENT ACCOUNTING PRONOUNCEMENTS

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

          GOODWILL  AND  OTHER  INTANGIBLE  ASSETS
          ------------------------------------

               In July 2001, the Financial Accounting Standards Board issued Statements of Financial Standards ("SFAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 established accounting and reporting standards for business combinations and eliminates the pooling-of-interests method of accounting for combinations for those combinations initiated after July 1, 2001. SFAS No, 141 also includes new criteria to recognize intangible assets separately from goodwill. SFAS No. 142 establishes the accounting and reporting standards from goodwill and intangible lives. Goodwill and intangibles with indefinite lives will no longer be amortized, but, alternatively will be reviewed periodically for indicators of impairment. Separate intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The Company does not anticipate that the adoption of SFAS No. 141 and SFAS No. 142 will have a significant effect on its results of operations or financial position.

NOTE 2  -  LEASE COMMITMENTS
----------------------------

Since August 2001, the Company is located at 5161 San Felipe, Suite 320, Houston, Texas 77056. From August 1999 to August 2001, the Company's administrative offices had been located at 11829 Florida Blvd, Baton Rouge, Louisiana. The office lease has been provided from an officer or direct in Louisiana and currently in Houston Texas without charge.


4/12/2002                       CMMI 2001 10K                           Page F-8

                      CONSOLIDATED MINERAL MANAGEMENT, INC
                                NOTES TO FINANCIAL STATEMENTS


NOTE  3  -  NOTES  PAYABLE
--------------------------

Note payable to GE Capital, financing the phone
system, in the original amount of $10,222, dated
September 16, 1997, payable in thirty-nine
installments of $341 with  interest at 12.5%, secured
by a pledge of the  phone system                                   $   3,760


Four  (4) notes payable to Spectrum Financial, Inc.,
a related party of the Company, dated September
29,1998, due July 29, 2000, interest at 10%,
payable on maturity, unsecured                                        76,733
                                                                  -----------

     Total Notes Payable                                              80,493
          Less Current Portion                                      ( 25,767)
                                                                  -----------
          Long Term Portion                                       $   54,726
                                                                  ===========

Maturities of Notes Payable over the next five years are:

     2002                                                         $   25,767
     2001 and thereafter                                              54,726
                                                                  -----------
                                                                  $   80,493
                                                                  ===========

NOTE 4  -  CONVERTIBLE DEBENTURES AND NOTES PAYABLE
---------------------------------------------------

The Company issued convertible debentures in 1998 that are subordinated to bank debt and secured leases. The debentures are otherwise unsecured but are given a preference over unsecured debt. The debentures include interest at fifteen (15%) percent, interest is payable in monthly installments. Each debenture has a conversion right for each holder to convert the debenture principal to shares of the Company's common stock at the greater of $2.50 per share or ninety (90%) percent of the bid price, whichever is greater on the date of conversion. Accrued interest and any principal amount not converted to shares of stock will be paid in cash at conversion. The debentures are due one year from date of issue. All debentures issued in 1998 were due in 1999, and they are in default as of December 31, 2001.

The Company issued convertible promissory notes payable in 1998. The notes are unsecured and include interest at ten (10%) percent, interest is payable in monthly installments. Each note has a conversion right for each holder to convert the note's unpaid principal to shares of the Company's common stock based on $2.50 per share, or a total of 90,000 at the note holder's discretion. Accrued interest and any principal amount not converted to shares of stock will be paid in cash at conversion. As of December 31, the company had issued and outstanding $325,000 in debentures. The notes were due July 31, 1999, and they are in default as of December 31, 2001.


4/12/2002                       CMMI 2001 10K                           Page F-9

                      Consolidated Mineral Management, Inc
                          Notes to Financial Statements


NOTE 5  -  CONVERTIBLE DEBENTURES AND NOTES PAYABLE (CONTINUATION)
------------------------------------------------------------------

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

                                                                       2000
                                                                ----------------

     Total Convertible Debentures and Notes Payable             $       465,000
     Less: Current Portion                                             (465,000)
                                                                ----------------
     Long-Term Portion                                          $           -0-
                                                                ================
NOTE  6  -  INCOME  TAXES
-------------------------

THE PROVISION FOR INCOME TAXES YEARS ENDED DECEMBER 31, 2001 AND 2000 CONSISTS
------------------------------------------------------------------------------
OF THE FOLLOWING:
-----------------
                                                 2001               2000
                                              ----------         ----------

        Current Provision
          Federal                             $       -          $       -
          State                                       -                  -
        Deferred Provision (Benefit)                  -
                                              ----------         ----------
     Total Income Tax Expense  (Benefit)      $       -          $       -
                                              ==========         ==========

THE EFFECTIVE TAX RATE OF THE COMPANY FOR 2001 AND 2000 DIFFERS FROM THE FEDERAL
--------------------------------------------------------------------------------
STATUTORY RATE PRIMARILY DUE TO STATE INCOME TAXES, IF ANY.
-----------------------------------------------------------

DEFERRED INCOME TAXES ARISE FROM TEMPORARY DIFFERENCES RESULTING FROM THE
-------------------------------------------------------------------------
COMPANY'S SUBSIDIARY UTILIZING THE CASH BASIS OF ACCOUNTING FOR TAX PURPOSES AND
--------------------------------------------------------------------------------
THE ACCRUAL BASIS FOR FINANCIAL REPORTING PURPOSES.  DEFERRED TAXES ARE
-----------------------------------------------------------------------
CLASSIFIED AS CURRENT OR NONCURRENT, DEPENDING ON THE CLASSIFICATION OF THE
---------------------------------------------------------------------------
ASSETS AND LIABILITIES TO WHICH THEY RELATE.  DEFERRED TAXES ARISING FROM TIMING
--------------------------------------------------------------------------------
DIFFERENCES THAT ARE NOT RELATED TO AN ASSET OR LIABILITY ARE CLASSIFIED AS
---------------------------------------------------------------------------
CURRENT OR NONCURRENT DEPENDING ON THE PERIODS IN WHICH THE TIMING DIFFERENCES
------------------------------------------------------------------------------
ARE EXPECTED TO REVERSE. THE COMPANY'S PREVIOUS PRINCIPAL TEMPORARY DIFFERENCES
-------------------------------------------------------------------------------
RELATE TO REVENUE AND EXPENSES ACCRUED FOR FINANCIAL PURPOSES, WHICH ARE NOT
----------------------------------------------------------------------------
TAXABLE FOR FINANCIAL REPORTING PURPOSES. THE COMPANY'S MATERIAL TEMPORARY
--------------------------------------------------------------------------
DIFFERENCES CONSIST OF BAD DEBT EXPENSE RECORDED IN THE FINANCIAL STATEMENTS
----------------------------------------------------------------------------
THAT IS NOT DEDUCTIBLE FOR TAX PURPOSES AND DIFFERENCES IN THE DEPRECIATION
---------------------------------------------------------------------------
EXPENSE CALCULATED FOR FINANCIAL STATEMENT PURPOSES AND TAX PURPOSES.
---------------------------------------------------------------------



4/12/2002                       CMMI 2001 10K                          Page F-10

                      Consolidated Mineral Management, Inc.
                          Notes to Financial Statements


NOTE  6  -  INCOME  TAXES  (CONTINUATION)
-----------------------------------------

THE NET DEFERRED TAX ASSET OR LIABILITY IS COMPOSED OF THE FOLLOWING:
---------------------------------------------------------------------

                                                2000       2001
                                             ----------  ----------

  Total Deferred Tax Assets                  $ 475,228   $ 532,195

  Less: Valuation Allowance                   (475,228)   (532,165)
                                             ----------  ----------
      Net Deferred Tax Asset                         -           -
  Total Deferred Tax Liabilities                     -           -
                                             ----------  ----------

      Net Deferred Tax Liability                     -           -
      Less Current Portion                           -           -
                                             ----------  ----------
      Long-Term Portion                      $       -   $       -
                                             ==========  ==========

The Company has net operating loss carry forwards totaling $ 2,281,621 , which expires starting. Although it should be noted that there is a limitation under the Internal Revenue Service Code that could limit the amount of net operating loss carry forwards available if there is a change in control of the Company.


NOTE  7  -  COMMON  AND  PREFERRED  STOCK
-----------------------------------------

Common Stock
------------

THE COMPANY'S COMMON STOCK IS $0.001 PAR VALUE, THERE ARE 50,000,000 SHARES
---------------------------------------------------------------------------
AUTHORIZED AS OF DECEMBER 31, 2000 AND 2001.  AS OF DECEMBER 31, 2000 AND 2001,
-------------------------------------------------------------------------------
THE COMPANY HAD 15,026,347 AND 13,587,293 SHARES ISSUED AND OUTSTANDING,
------------------------------------------------------------------------
RESPECTIVELY.
-------------

Preferred Stock
---------------

IN 1998, THE COMPANY AMENDED ITS ARTICLES TO AUTHORIZE PREFERRED STOCK.  THERE
------------------------------------------------------------------------------
ARE 20,000,000 SHARES AUTHORIZED WITH A PAR VALUE OF $ 0.001.  THE SHARES ARE
-----------------------------------------------------------------------------
NON-VOTING AND NON-REDEEMABLE BY THE COMPANY.  THE COMPANY FURTHER DESIGNATED
-----------------------------------------------------------------------------
TWO SERIES OF ITS PREFERRED STOCK:  "SERIES 'A' $12.50 PREFERRED STOCK" WITH
----------------------------------------------------------------------------
2,159,193 SHARES OF THE TOTAL SHARES AUTHORIZED AND "SERIES 'A' $8.00 PREFERRED
-------------------------------------------------------------------------------
STOCK," WITH THE NUMBER OF AUTHORIZED SHARES SET AT 1,079,957 SHARES.  AS OF
----------------------------------------------------------------------------
DECEMBER 31, 2001 AND 2000 THERE ARE NO SHARES ISSUED AND OUTSTANDING.
----------------------------------------------------------------------

Dividends
---------

DIVIDENDS ARE NON-CUMULATIVE, HOWEVER, THE HOLDERS OF SUCH SERIES, IN PREFERENCE
--------------------------------------------------------------------------------
TO THE HOLDERS OF ANY COMMON STOCK, SHALL BE ENTITLED TO RECEIVE, AS AND WHEN
-----------------------------------------------------------------------------
DECLARED PAYABLE BY THE BOARD OF DIRECTORS FROM FUNDS LEGALLY AVAILABLE FOR THE
-------------------------------------------------------------------------------
PAYMENT THEREOF, DIVIDENDS IN LAWFUL MONEY OF THE UNITED STATES OF AMERICA AT
-----------------------------------------------------------------------------
THE RATE PER ANNUM FIXED AND DETERMINED AS HEREIN AUTHORIZED FOR THE SHARES OF
------------------------------------------------------------------------------
SUCH SERIES, BUT NO MORE, PAYABLE QUARTERLY ON THE LAST DAYS OF MARCH, JUNE,
----------------------------------------------------------------------------
SEPTEMBER, AND DECEMBER IN EACH YEAR WITH RESPECT TO THE QUARTERLY PERIOD ENDING
--------------------------------------------------------------------------------
ON THE DAY PRIOR TO EACH SUCH  RESPECTIVE DIVIDEND PAYMENT DATE.  IN NO EVENT
-----------------------------------------------------------------------------
SHALL THE HOLDERS OF EITHER SERIES RECEIVE DIVIDENDS OF MORE THAN PERCENT (1%)
------------------------------------------------------------------------------
IN ANY FISCAL YEAR.  EACH SHARE OF BOTH SERIES SHALL RANK ON PARITY WITH EACH
-----------------------------------------------------------------------------
OTHER SHARE OF PREFERRED STOCK, IRRESPECTIVE OF SERIES, WITH RESPECT TO
-----------------------------------------------------------------------
DIVIDENDS AT THE RESPECTIVE FIXED OR MAXIMUM RATES FOR SUCH SERIES.
-------------------------------------------------------------------



4/12/2002                       CMMI 2001 10K                          Page F-11

                      Consolidated Mineral Management, Inc.
                          Notes to Financial Statements


NOTE  7  -  COMMON  AND  PREFERRED  STOCK  (CONTINUATION)
---------------------------------------------------------

Conversion provisions
---------------------

ANY HOLDER OF EITHER SERIES MAY CONVERT ANY OR ALL OF SUCH SHARES INTO SHARES OF
--------------------------------------------------------------------------------
COMMON STOCK OF THE COMPANY AT ANY TIME. SAID SHARES SHALL BE CONVERTIBLE AT A
------------------------------------------------------------------------------
RATE EQUAL TO THREE (3) SHARES OF COMMON STOCK OF THE COMPANY FOR EACH ONE (1)
------------------------------------------------------------------------------
SHARE OF SERIES "A" OF $ 12.50 PREFERRED STOCK.  THE SERIES "A" $12.50 PREFERRED
--------------------------------------------------------------------------------
STOCK SHALL BE CONVERTIBLE, IN WHOLE OR IN PART, AT ANY TIME AFTER THE COMMON
-----------------------------------------------------------------------------
STOCK OF THE COMPANY SHALL MAINTAIN AN AVERAGE BID PRICE PER SHARE OF AT LEAST
------------------------------------------------------------------------------
$12.50 FOR TEN (10) CONSECUTIVE TRADING DAYS.
---------------------------------------------

SERIES "A" $8.00 PREFERRED STOCK SHALL BE CONVERTIBLE AT A RATE EQUAL TO THREE
------------------------------------------------------------------------------
(3) SHARES OF COMMON STOCK OF THE COMPANY FOR EACH ONE (1) SHARE OF SERIES "A"
------------------------------------------------------------------------------
$8.00 PREFERRED STOCK.  THE SERIES "A" $8.00 PREFERRED STOCK SHALL BE
---------------------------------------------------------------------
CONVERTIBLE, IN WHOLE OR IN PART, AT ANY TIME AFTER THE COMMON STOCK OF THE
---------------------------------------------------------------------------
COMPANY SHALL MAINTAIN AN AVERAGE BID PRICE PER SHARE OF AT LEAST $8.00 FOR TEN
-------------------------------------------------------------------------------
(10) CONSECUTIVE TRADING DAYS.
------------------------------

THE PREFERENTIAL AMOUNT PAYABLE WITH RESPECT TO SHARES OF  EITHER SERIES OF
---------------------------------------------------------------------------
PREFERRED STOCK IN THE EVENT OF VOLUNTARY OR INVOLUNTARY LIQUIDATION,
---------------------------------------------------------------------
DISSOLUTION, OR WINDING-UP, SHALL BE AN AMOUNT EQUAL TO $5.00 PER SHARE,  PLUS
------------------------------------------------------------------------------
THE AMOUNT OF ANY DIVIDENDS DECLARED AND UNPAID THEREON.
--------------------------------------------------------


NOTE  8  -  EARNINGS  PER  SHARE
--------------------------------

Earnings per share for the year ended December 31,2000 is computed as follows:


                                   Income            Shares        Per-Share
                                (Numerator)      ( Denominator )    Amount
                             ------------------  ---------------  -----------
Net Income (Loss)                    ($710,333)

Basic EPS
   Income (Loss) available            (710,333)        7,356,545    ($0.0966)
   to common stockholders

Effect Dilutive Securities             186,000
   Convertible Debt

Dilutive EPS                         ($710,333)        7,542,545  ($0.0942  )
                             ------------------  ---------------  -----------
  Income (Loss) available
  to common stockholders


4/12/2002                       CMMI 2001 10K                          Page F-12

                      Consolidated Mineral Management, Inc.
                          Notes to Financial Statements


NOTE  8  -  EARNINGS  PER  SHARE  (CONTINUATION)
------------------------------------------------

Earnings per share for the year ended December 31, 2000 is computed as follows:

                                Income         Shares       Per-Share
                             (Numerator)   ( Denominator )    Amount
                             ------------  ---------------  ----------
Net Income (Loss)            $  (167,551)                -          -

Basic EPS
   Income (Loss) available      (167,551)       13,194,917    ($0.013)
   to common stockholders

Effect Dilutive Securities    -  186,000                 -
   Convertible Debt

Dilutive EPS                 $  (167,551)       13,380,917   ($0.0125)
  Income (Loss) available    ------------  ---------------  ----------
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


NOTE  9  -  COMMITMENTS  AND  CONTINGENCIES
-------------------------------------------

There exist some contingencies that the Company may be exposed to additional liabilities that are not recorded on the Balance Sheet. One, the Company issued notes payable to two companies that were to be acquired. The balance of the notes payable is $438,000, but the Company has refused to honor these notes because the acquiring Companies did not honor their contractual agreement to provide necessary information to the Company. Secondly, the Company was indebted to the Organization, that the Company had subleased the imaging equipment. Since the Organization picked up three of the four units, the Company removed the liabilities from its Balance Sheet. Total contingent liabilities from the equipment leases that were written off are $ 211,370.


NOTE  10  -  RELATED  PARTY  TRANSACTIONS
-----------------------------------------


For the year ended December 31, 2000, a note receivable from Jaguar International, Inc. was written off in exchange for expenses accrued by Jaquar International, Inc. A total of $100,000 plus accrued interest income was removed from the balance sheet.


4/12/2002                       CMMI 2001 10K                          Page F-13

                      Consolidated Mineral Management, Inc.
                          Notes to Financial Statements


NOTE  11  -  NON  CASH  FINANCING  TRANSACTIONS
-----------------------------------------------

During 2000 and 2001, the Company issued stock in exchange for services of $60,000 (4,530,000 common shares issued) for year ended December 31, 2000 and $365,551 (2,090,160 common shares issued) for the year ended December 31, 2001.


NOTE  12  -  STOCK  OPTIONS
---------------------------

In 2001, the Company granted options to key employees and directors totaling 1,900,000 with an option price ranging from $.19 to $.50 per share.

No compensation costs were charged to income under these plans.

NOTE  13  -  GOING  CONCERN
---------------------------

The Company has sustained a net loss of $167,551 and has Stockholders' Equity (Deficit) of ($448,662). These losses and deterioration of its financial condition, as demonstrated by the deficit in working capital of ($393,936), coupled with the lack of operations and being default on the notes and debentures substantial doubt about the Company's ability to continue as a going concern.


NOTE  14  -  FAIR  VALUES
-------------------------

The Company has a number of financial instruments, none of which are held for trading purposes. The Fund estimates that the fair value of all financial instruments at December 31, 2001 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet.


NOTE  15  -  SUBSEQUENT  EVENTS
-------------------------------

The Company is currently inactive and no planned operations are in progress. The Company is signed a letter of intent to acquire revenue producing properties in Runnels County, Texas. There is no assurance that the acquisition will be finalized.

Throughout 2002, the Company will continue to try to finalize their acquisition of oil and gas leases in Runnels County, Texas and other will continue to invest in other smaller oil and gas projects and will focus on increasing revenue from these projects. The Company is actively pursuing additional acquisitions in the energy industry and with the acquisitions they are expected to be profitable after the acquisitions are completed. The selection of a business opportunity in which to participate is complex and risky. Additionally, as the Company has only limited resources, it may be difficult to find good opportunities. There can be no assurance that the Company will be able to identify and acquire any business opportunity based on management's business judgment.

No other material subsequent events have occurred that warrants disclosure since the balance sheet date.



4/12/2002                       CMMI 2001 10K                          Page F-14