Form 10KSB/A
period 2001-12-31
CONSOLIDATED MEDICAL MANAGEMENT INC
filed 2002-04-26
CIK 700815

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB
                                AMENDMENT NO. 1

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

                5161 San Felipe, Suite 320, Houston, Texas 77056
               (Address of principal executive offices)(Zip Code)

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

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management and Others

To the best of management's knowledge and except as otherwise set forth herein, during the fiscal year ended December 31, 2001, there were no material transactions, or series of similar transactions, since the beginning of the Company's prior fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the undersigned has duly caused this Form 10-KSB Amendment Number 1 to be signed on its behalf by the undersigned, there unto duly authorized, in the City of Houston, Texas, on April 25, 2002.

CONSOLIDATED MEDICAL MANGEMENT, INC.

By: /s/ Timothy G. Byrd, Sr.


--------------------------------------
     Timothy G. Byrd, Sr. Chief Executive Officer, CFO and Director



Pursuant to the requirements of the Securities Exchange Act of 1933, this 10-KSB Amendment Number 1 has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Signature                      Name and Title                       Date
----
/s/ Sonny Wooley       Chairman of the Board of Directors        April 25, 2002



----------------------

/s/ Timothy G. Byrd   Chief Executive Officer, CFO and Director  April 25, 2002



---------------------

/s/ Peggy Behrens       Secretary                                April 25, 2002



-------------------