Form 10QSB
period 2002-03-31
CONSOLIDATED MEDICAL MANAGEMENT INC
filed 2002-05-22
CIK 700815

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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
Yes  [X]  No  [ ]

The number of shares outstanding of the Company's common stock as of March 31, 2002 is shown below:

Title of Class                                   Number of Shares Outstanding
Common Stock, par value $.001 per share          19,822,293

                    Documents Incorporated by Reference: None

                      CONSOLIDATED MEDICAL MANAGEMENT, INC.

                                   FORM 10-QSB

                                Table of Contents

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II - OTHER INFORMATION

Item 2 - Changes in Securities and Use of Proceeds

Item 6 - Reports on Form 8-K

SIGNATURES

                         PART I - FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

                                  CONSOLIDATED MEDICAL MANAGEMENT, INC.
                                         (A MONTANA CORPORATION)
                                   CONSOLIDATED STATEMENT OF CASH FLOWS
                                               (UNAUDITED)

                                                                          THREE MONTHS ENDED MARCH 31,
                                                                       ----------------------------------
                                                                             2002              2001
                                                                       -----------------  ---------------

Cash Flows from Operating Activities:
-------------------------------------
  Net Income (Loss)                                                    $       (220,386)  $      489,968
  Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by
       Operating Activities:
            Depreciation and Amortization                                             -                -
            Non Cash Consulting and Services Paid by Stock
            Issue                                                               146,000                -
            (Increase) Decrease in Receivables                                  (20,678)               -
            (Decrease) Increase in Accounts Payable                               5,012         (124,613)
            (Increase) Decrease in Interest Payable                              11,625           20,034
            (Increase) Decrease in Accrued Expenses                                   -                -
                                                                       -----------------  ---------------
                   Net Cash Provided (Used) by Operating Activities    $        (78,427)  $      385,389
                                                                       -----------------  ---------------

Cash Flows from Investing Activities:
-------------------------------------
  Note Receivable - Collections                                                  55,453
  Assets Disposed                                                                     -           17,415
                                                                       -----------------  ---------------
                   Net Cash Provided (Used) by Investing Activities    $         55,453   $       17,415
                                                                       -----------------  ---------------

Cash Flows from Financing Activities:
-------------------------------------

  Payments on Long-Term Debt                                                          -                -
  Proceed from Notes Payable                                                      7,600                -
  Common Stock                                                                   17,011         (404,000)
                                                                       -----------------  ---------------
                   Net Cash Provided (Used) by Financing Activities    $         24,611   $     (404,000)
                                                                       -----------------  ---------------
Net Increase (Decrease) in Cash                                        $          1,637   $       (1,196)

Cash, Beginning of period                                                         5,470            1,724
                                                                       -----------------  ---------------
Cash, End of period                                                    $          3,833   $          528
                                                                       =================  ===============

Supplemental Disclosure of Cash Flow Information
  Cash Paid During the Period for:
            Interest                                                   $              -   $          956
                                                                       =================  ===============
            Income Taxes                                               $              -   $            -
                                                                       =================  ===============
Supplemental Disclosure of Non-Cash Financing Information:
  In the quarter ended March 31, 2002 and 2001,
             Non Cash Consulting and Services Paid by Stock Issue      $        146,000   $            -

                      CONSOLIDATED MEDICAL MANAGEMENT, INC.
                             (A MONTANA CORPORATION)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                        THREE MONTHS ENDED MARCH 31,
                                    ----------------------------------
                                          2002              2001
                                    -----------------  ---------------
Revenues                            $              -   $            -
--------

Operating Expenses
     Personnel Costs                          43,563                -
     Consulting                              146,000                -
     Legal and Professional                   10,296           16,000
     Other Expenses                            8,902            1,429
                                    -----------------  ---------------
     Total Operating Expenses       $        208,761   $       17,429

Income (Loss) from Operations               (208,761)         (17,429)

Other Income (Expenses)
     Other                                         -          528,387
     Interest Expense                        (11,625)         (20,990)
     Interest Income                               -                -
                                    -----------------  ---------------
                                             (11,625)         507,397

Income (Loss) before Income
Taxes                               $       (220,386)  $      489,968

Income Tax Expense                                 -                -
                                    -----------------  ---------------
Net Income (Loss)                   $       (220,386)  $      489,968
                                    =================  ===============
Net Income (Loss) per Share         $        (0.0147)  $       0.0444
                                    =================  ===============

                               CONSOLIDATED MEDICAL MANAGEMENT, INC.
                                      (A MONTANA CORPORATION)
                                     CONSOLIDATED BALANCE SHEET
                                            (UNAUDITED)
                                               ASSETS
                                               ------

                                                               MARCH 31, 2002    DECEMBER 31, 2001
                                                              ----------------  -------------------
Current Assets
--------------
Cash                                                          $         3,833   $            5,470
Note Receivable - Options                                             560,039              396,003
                                                              ----------------  -------------------
     Total Current Assets                                             563,872              401,473

Other Assets                                                                -                    -
                                                              ----------------  -------------------
     Total Assets                                             $       563,872   $          401,473
                                                              ================  ===================


                              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                              ----------------------------------------------

Current Liabilities
-------------------
Notes Payable-Current Portion                                 $        33,367   $           25,767
Accounts Payable                                                      113,024              108,012
Accrued Expenses                                                      208,255              196,630
Convertible Debentures                                                465,000              465,000
    and Notes Payable-Current Portion
                                                              ----------------  -------------------
     Total Current Liabilities                                        819,646              795,409

Notes Payable - Long Term Portion                                      54,726               54,726
    Long-Term Portion
                                                              ----------------  -------------------
     Total Long-Term Liabilities                                       54,726               54,726

     Total Liabilities                                        $       874,372   $          850,135

Commitments and Contingencies:                                                                   -
-----------------------------

Stockholders' Equity
--------------------
Common Stock                                                  $        14,987   $           13,591
  $0.001 par value, 50,000,000 shares authorized 14,987,347
  shares issued and outstanding as of March 31, 2002 and
  13,587,293 shares issued and outstanding as of December
  31, 2001.

Additional Paid-in-Capital                                          3,910,213            3,553,061
Retained Earnings (Deficit)                                        (4,235,700)          (4,015,314)
                                                              ----------------  -------------------
          Total Stockholders' Equity (Deficit)                       (310,500)            (448,662)
                                                              ----------------  -------------------
          Total Liabilities and Stockholders' Equity
          (Deficit)                                           $       563,872   $          401,473
                                                              ================  ===================

PART I - FINANCIAL INFORMATION
------------------------------

                          ITEM 1. FINANCIAL STATEMENTS

AS USED HEREIN, THE TERM "COMPANY" REFERS TO CONSOLIDATED MEDICAL MANAGEMENT INC. INC. UNLESS OTHERWISE INDICATED. CONSOLIDATED UNAUDITED INTERIM FINANCIAL STATEMENTS INCLUDING A BALANCE SHEET FOR THE COMPANY AS OF THE QUARTER ENDED MARCH 31, 2002, STATEMENT OF OPERATIONS, AND STATEMENT OF CASH FLOWS FOR THE INTERIM PERIOD UP TO THE DATE OF SUCH BALANCE SHEET AND THE COMPARABLE PERIOD OF THE PRECEDING YEAR ARE ATTACHED AS PAGES 3 THROUGH 5 AND ARE INCORPORATED HEREIN BY THIS REFERENCE.




                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                    Consolidated Medical Management Inc. Inc.
                          Notes to Financial Statements

NOTE 1- BASIS OF PRESENTATION
-----------------------------

GENERAL
-------
The consolidated unaudited interim financial statements of the Company as of March 31, 2002 and for the three months ended March 31, 2002, included herein have been prepared in accordance with the instructions for Form 10QSB under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. The December 31, 2001 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.
Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements.

In the opinion of management, the accompanying consolidated unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at March 31, 2002, and the results of their operations for the three months ended March 31, 2002 and from inception to March 31 2002, and their cash flows for the three months ended March 31, 2002 and from inception to March 31, 2002.

The results of operations for such periods are not necessarily indicative of results expected for the full year or for any future period. These financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2001and related notes included in the Company's Form 10-KSB filed with the Securities and Exchange Commission

                                  Organization
The Company was incorporated under the laws of the State of Montana on August 13, 1981. The Company ceased its mining operations in 1985, and discontinued all business operations in 1990. In August of 2001, the Company decided to refocus on the oil and gas industry and entered into several Letters of Intent only one of which survived the due diligence process. Currently, the Company is signed a letter of intent to acquire revenue producing properties in Runnels County, Texas. There is no assurance that the acquisition will be finalized.

                   Consolidated Medical Management Inc., Inc.
                          Notes to Financial Statements

NOTE 2  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-----------------------------------------------------
ACCOUNTING METHOD
-----------------
Accounting policies of the Company conform to the generally accepted accounting principles and reflect practices appropriate to the industry in which it operates. The significant policies are summarized below.

     -    RECEIVABLES

     The Company, through an S-8 offering, grants options and stock to several individuals for stock. As of March 31, 2002 and December 31, 2001, there was $ 560,039 and $396,003 owed to the Company for stock purchased through the S-8 stock program.

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

     -    CASH  FLOWS  AND  CONCENTRATION  OF  CREDIT  RISK

     Cash consists principally of demand deposits at commercial banks. These balances, as reflected in the bank's records, are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 2001 and March 31, 2002, the Company's deposits did not exceed the insured limits.

During 2000, the Company adopted the U.S. Securities and Exchange Commission's ("SEC") Staff Accounting Bulletin 101, "Revenue Recognition" ("SAB 101"), which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. The adoption of SAB 101 did not have a material effect on the Company's business, financial condition, results of operations or cash flows. The Company believes that SAB 101 has been followed in the recognition of revenues.

EARNINGS PER COMMON SHARE
-------------------------
The Company adopted Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," which simplifies the computation of earnings per share requiring the restatement of all prior periods.

Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding during each year.

Diluted earnings per share are computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation. The Company does not have any dilutive securities as of March 31, 2002.

                   Consolidated Medical Management Inc., Inc.
                          Notes to Financial Statements


NOTE 3  -  CONVERTIBLE DEBENTURES AND NOTES PAYABLE
---------------------------------------------------

The Company issued convertible debentures in 1998 that are subordinated to bank debt and secured leases. The debentures are otherwise unsecured but are given a preference over unsecured debt. The debentures include interest at fifteen (15%) percent, interest is payable in monthly installments. Each debenture has a conversion right for each holder to convert the debenture principal to shares of the Company's common stock at the greater of $2.50 per share or ninety (90%) percent of the bid price, whichever is greater on the date of conversion. Accrued interest and any principal amount not converted to shares of stock will be paid in cash at conversion. The debentures are due one year from date of issue. All debentures issued in 1998 were due in 1999, and they are in default as of March 31, 2002.

The Company issued convertible promissory notes payable in 1998. The notes are unsecured and include interest at ten (10%) percent, interest is payable in monthly installments. Each note has a conversion right for each holder to convert the note's unpaid principal to shares of the Company's common stock based on $2.50 per share, or a total of 90,000 at the note holder's discretion. Accrued interest and any principal amount not converted to shares of stock will be paid in cash at conversion. As of December 31, the company had issued and outstanding $325,000 in debentures. The notes were due July 31, 1999, and they are in default as of March 31 2002.

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



     Total Convertible Debentures and Notes Payable      $       465,000
     Less: Current Portion                                      (465,000
                                                         ---------------
     Long-Term Portion                                   $            -0
                                                         ===============

NOTE  4  -  COMMON  AND  PREFERRED  STOCK
-----------------------------------------

COMMON STOCK
------------

The Company's common stock is $0.001 par value, there are 50,000,000 shares authorized as of as of December 31, 2001 and March 31, 2002, the Company had 13,587,293 and 14,987,293 shares issued and outstanding, respectively.

PREFERRED STOCK
---------------

In 1998, the Company amended its articles to authorize Preferred Stock. There are 20,000,000 shares authorized with a par value of $ 0.001. The shares are non-voting and non-redeemable by the Company. The Company further designated two series of its Preferred Stock: "Series 'A' $12.50 Preferred Stock" with 2,159,193 shares of the total shares authorized and "Series 'A' $8.00 Preferred Stock," with the number of authorized shares set at 1,079,957 shares. As of March 31, 2002 and December 31, 2001 there are no shares issued and outstanding.

                      Consolidated Medical Management, Inc.
                          Notes to Financial Statements


NOTE  4  -  COMMON  AND  PREFERRED  STOCK  (CONTINUATION)
---------------------------------------------------------

DIVIDENDS
---------

Dividends are non-cumulative, however, the holders of such series, in preference to the holders of any common stock, shall be entitled to receive, as and when declared payable by the Board of Directors from funds legally available for the payment thereof, dividends in lawful money of the United States of America at the rate per annum fixed and determined as herein authorized for the shares of such series, but no more, payable quarterly on the last days of March, June, September, and December in each year with respect to the quarterly period ending on the day prior to each such respective dividend payment date. In no event shall the holders of either series receive dividends of more than percent (1%) in any fiscal year. Each share of both series shall rank on parity with each other share of preferred stock, irrespective of series, with respect to dividends at the respective fixed or maximum rates for such series.

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

NOTE 5 - COMMITMENT AND CONTINGENCIES

The Company has not recognized any commitments or contingencies at this time.

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs that raises substantial doubt about its ability to continue as a going concern. The stockholders/officers and or directors have committed to advancing operating costs of the Company interest free

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our unaudited consolidated interim financial statements and related notes thereto included in this quarterly report and in our audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contained in our Form 10-KSB for the year ended December 31, 2001. Certain statements in the following MD&A are forward looking statements. Words such as "expects", "anticipates", "estimates" and similar expressions are intended to identify forward looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THE
-------------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31, 2001
---------------------------------

For the quarter ended March 31, 2002, our net loss was $(220,386) as compared to $489,968 for the quarter ended March 31, 2001. Our net loss during the quarter ended March 31, 2002 increased dramatically, primarily as the result of stock options issued to consultants to assist us in developing a focused business plan and strategy for obtaining the debt or equity financing that we will need to acquire energy prospects. We have relied on key stockholders and officers to bear the substantial costs that are involved in positioning our company to commence commercial operations. We expect to continue to incur losses and face cash flow problems for a period that could extend for several years.

We believe that we will need to raise cash of at least $50,000 to continue our operations through the end of 2002. The success of fund raising efforts and our ability to use our common stock to complete the acquisition of assets and/or facilities will have a significant impact on the extent of our fund raising efforts.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During the year ended December 31, 2001, we experienced negative financial results which have continued during the three months ended March 31, 2002 as follows:
                                                  THREE MONTHS    THREE MONTHS
                                                     ENDED           ENDED
                                                   MARCH 31,        MARCH 31,
                                                     2002            2001
                                                --------------  --------------
Net loss                                        $  (220,386)    $     489,968

Negative working capital                           (819,646)         (795,409)

Accumulated deficit                              (4,235,700)       (4,015,314)

In addition to its negative financial results, we have significant accrued liabilities, accounts payable and obligation to stockholders for expenses that they have paid on behalf of our Company.

As a development stage company, Consolidated has not generated any revenue and has been dependent on debt and equity raised from individual investors to sustain its operations. During the three months ended March 31, 2002, the Company incurred a net loss of $(220,386) compared to net income of $489,968 for the three months ended March 31, 2001. At March 31, 2002 the Company had negative working capital of $(819,646). These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company is currently considering a public sale or private placement of its common stock if an active trading market for its existing outstanding shares can be established. The Company is attempting to finalize an energy acquisition which would be revenue producing. They are in discussions to raise the required funding. However, such sources of funding may be unavailable. The Company's long-term viability as a going concern is dependent on certain key factors as follows:

- The Company's ability to obtain adequate sources of funding to continue the implementation of its business strategy. Sources of funding may not be available on terms that are acceptable to the Company and existing stockholders, or may include terms that will result in substantial dilution to existing stockholders.

- The ability of the Company to find suitable energy prospects to establish a revenue base.

- The ability of the Company to ultimately achieve adequate profitability and strong operating cash flows to sustain its operations

- The ability to obtain adequate sources of funding to continue the implementation of our

As a result of the liquidity issues facing the Company, the Company's independent accountant included an emphasis paragraph in his report for the year ended December 31, 2001 that addresses the substantial doubt that exists as to the Company's ability to continue as a going concern.

The statements contained herein and other information contained in this report may be based, in part, on management's estimates, projections, plans and judgments. As such, these are forward looking statements and involve a number of risks and uncertainties. A number of factors, which could cause actual results to differ materially, include: general economic conditions, competitive market influences, technology changes, and other influences beyond the control of management. This report contains a number of forward-looking statements, which reflect the Company's current views with respect to future events and financial performance including statements regarding the Company's projections. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates", "believes", "expects", "intends", "future", "plans", "targets" and similar expressions identify forward-looking statements.

Readers are cautioned to not place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that may arise after the date hereof. Additionally, these statements are based on certain assumptions that may prove to be erroneous and are subject to certain risks including, but not limited to, the Company's dependence on limited cash resources, and its dependence on certain key personnel within the Company. Accordingly, actual results may differ, possibly materially, from the predictions contained herein.


                                     PART II

Pursuant to the Instructions on Part II of the Form 10-QSB, Items 1, 3, and 5 are omitted.

Item 2.  Changes in Securities

The following information sets forth certain information as of March 31, 2002, for all securities the Company sold since July 1, 2000, without registration under the Act, excluding any information "previously reported as defined in Rule 12B-2 of the Securities Exchange Act of 1934." There were no underwriters in any of these transactions, nor were any sales commissions paid thereon.

Item 4.  Submission of Matters to a Vote of Security Holders.

None

Item 6.  Exhibits and Reports on Form 8-K
     (a)  Exhibits - None
     (b)  Reports  on  Form  8-K -- None

                                   SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the undersigned has duly caused this Form 10-QSB to be signed on its behalf by the undersigned, there unto duly authorized, in the City of Houston, Texas, on May 20, 2002.

CONSOLIDATED MEDICAL MANGEMENT, INC.

By: /s/ Timothy G. Byrd, Sr.




-----------------------------------------
     Timothy G. Byrd, Sr. Chief Executive Officer, and Director


Pursuant to the requirements of the Securities Exchange Act of 1933, this 10-QSB has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Signature                         Name and Title                    Date
----
/s/ Sonny Wooley         Chairman of the Board of Directors      May 20, 2001




-------------------

/s/ Timothy G. Byrd     Chief Executive Officer, and Director    May 20, 2001





-----------------

/s/ Peggy Behrens              Secretary                         May 20, 2001




-----------------