Form 10QSB
period 2002-06-30
CONSOLIDATED MEDICAL MANAGEMENT INC
filed 2002-08-15
CIK 700815

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

                7500 San Felipe, Suite 600, Houston, Texas 77063
               (Address of principal executive offices )(Zip Code)

                                  713-914-8138
                (Registrant's telephone no., including area code)

Consolidated Medical Management, Inc., 5161 San Felipe, Suite 320 Houston, Texas
                                     77056,
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]  No  [ ]

The number of shares outstanding of the Company's common stock as of June 30, 2002 is shown below:

Title  of  Class                                    Number of Shares Outstanding
Common Stock, par value $.001 per share              21,022,293

                   Documents Incorporated by Reference:  None


8/14/2002                         CMMI 2002 10-QSB                        Page 1

                      CONSOLIDATED MEDICAL MANAGEMENT, INC.

                                   FORM 10-QSB

                                Table of Contents

PART  I - FINANCIAL  INFORMATION

Item 1 - Financial Statements

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


SIGNATURES



8/14/2002                         CMMI 2002 10-QSB                       Page 2

PART  I  -  FINANCIAL  INFORMATION
----------------------------------

                          ITEM 1.  FINANCIAL STATEMENTS
As used herein, the term "Company" refers to Consolidated Medical Management Inc. Inc. unless otherwise indicated. Consolidated unaudited interim financial statements including a balance sheet for the Company as of the quarter ended June 30, 2002, statement of operations, and statement of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached as Pages 3 through 5 and are incorporated herein by this reference.



                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]



8/14/2002                         CMMI 2002 10-QSB                        Page 3

                               CONSOLIDATED MEDICAL MANAGEMENT, INC.
                                     (A MONTANA CORPORATION)
                                   CONSOLIDATED BALANCE SHEET
                                          (UNAUDITED)

                                            ASSETS
                                            ------

                                                              JUNE 30, 2002    DECEMBER 31, 2001
                                                             ---------------  -------------------
Current Asset
-------------
  Cash                                                                        $            5,470
  Notes Receivable - Options                                        554,839              396,003
                                                             ---------------  -------------------
                      Total Current Assets                          554,839              401,473

                                                             ---------------  -------------------
                      Total Assets                           $      554,839   $          401,473
                                                             ===============  ===================

                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                      ----------------------------------------------

Current Liabilities
-------------------
  Cash Overdraft                                             $          506   $                -
  Notes Payable-Current Portion                                      33,367               25,767
  Accounts Payable                                                  113,024              108,012
  Accrued Expenses                                                  221,301              196,630
  Convertible Debentures                                            465,000              465,000
                and Notes Payable-Current Portion
                                                             ---------------  -------------------
                      Total Current Liabilities                     833,198              795,409


  Notes Payable - Long Term Portion                                  56,867               54,726
                    Long-Term Portion
                                                             ---------------  -------------------
                      Total Long-Term Liabilities                    56,867               54,726
                                                             ---------------  -------------------
                      Total Liabilities                      $      890,065   $          850,135
                                                             ===============  ===================

Commitments and Contingencies:
------------------------------

Stockholders' Equity
--------------------
  Common Stock                                               $       15,187   $           13,591
                    $0.001  par value, 50,000,000 shares
                    authorized 15,187,347  shares  issued
                    and outstanding as of  June 30, 2002
                    and  13,587,293  shares  issued  and
                    outstanding as of December  31, 2001.
  Additional Paid-in-Capital                                      3,918,013            3,553,061
  Retained Earnings (Deficit)                                    (4,268,426)          (4,015,314)
                                                             ---------------  -------------------
                             Total Stockholders' Equity
                             (Deficit)                             (335,226)            (448,662)
                                                             ---------------  -------------------
                             Total Liabilities and
                             Stockholders' Equity (Deficit)  $      554,839   $          401,473
                                                             ===============  ===================


8/14/2002                         CMMI 2002 10-QSB                        Page 4

                                CONSOLIDATED MEDICAL MANAGEMENT, INC.
                                        (A MONTANA CORPORATION)
                                 CONSOLIDATED STATEMENT OF OPERATIONS
                                              (UNAUDITED)


                                       THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                    ---------------------------------  -------------------------------
                                          2002              2001            2002             2001
                                    -----------------  --------------  ---------------  --------------
Revenues                            $              -   $           -   $            -   $           -
--------

Operating Expenses
  Personnel Costs                              9,173               -           52,736               -
  Consulting                                   8,000               -          154,000               -
  Legal and Professional                                       2,800           10,296          18,800
  Office Expense                               2,507             913           11,409           2,342
  Occupancy                                                        -                -           1,880
                                    -----------------  --------------  ---------------  --------------
  Total Operating Expenses          $         19,680   $       3,713   $      228,441   $      23,022

Income (Loss) from Operations                (19,680)         (3,713)        (228,441)        (23,022)

Other Income (Expenses)
  Other                                            -               -                          528,387
  Interest Expense                           (13,046)        (20,261)         (24,671)        (41,251)
  Interest Income                                  -               -                                -
                                    -----------------  --------------  ---------------  --------------
                                             (13,046)        (20,261)         (24,671)        487,136

Income (Loss) before Income Taxes   $        (32,726)  $     (23,974)  $     (253,112)  $     464,114

Income Tax Expense                                 -               -                -               -
                                    -----------------  --------------  ---------------  --------------

Net Income (Loss)                   $        (32,726)  $     (23,974)  $     (253,112)  $     464,114
                                    =================  ==============  ===============  ==============

Net Income (Loss) per Share         $         (0.002)  $      (0.009)         (0.0169)  $      (0.019)
                                    =================  ==============  ===============  ==============


8/14/2002                         CMMI 2002 10-QSB                        Page 5

                                 CONSOLIDATED MEDICAL MANAGEMENT, INC.
                                 CONSOLIDATED STATEMENT OF CASH FLOWS
                                              (UNAUDITED)

                                                                          SIX MONTHS ENDED JUNE 30,
                                                                       -------------------------------
                                                                            2002            2001
                                                                       --------------  ---------------
Cash Flows from Operating Activities:
-------------------------------------
  Net Income (Loss)                                                    $    (253,112)  $      464,114
  Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by
    Operating Activities:
      Depreciation and Amortization                                                -                -
      Non Cash Consulting and Services Paid by Stock Issue                         -                -
      (Increase) Decrease in Receivables                                    (158,836)               -
      (Increase) Decrease in Accounts Payable                                  5,012         (120,986)
      (Increase) Decrease in Interest Payable                                      -           40,294
      (Increase) Decrease in Accrued Expenses                                 24,671                -
                                                                       --------------  ---------------
           Net Cash Provided (Used) by Operating Activities            $    (382,265)  $      383,422
                                                                       --------------  ---------------

Cash Flows from Investing Activities:
-------------------------------------

  Assets Disposed                                                                  -           17,415
                                                                                   -                -
                                                                       --------------  ---------------
           Net Cash Provided (Used) by Investing Activities            $           -   $       17,415
                                                                       --------------  ---------------


Cash Flows from Financing Activities:
-------------------------------------

  Increase in Short-Term Debt                                                  9,741            1,880
  Increase in Paid  in capital                                               364,952
  Common Stock                                                                 1,596         (404,000)
                                                                       --------------  ---------------
           Net Cash Provided (Used) by Financing Activities            $     376,289   $     (402,120)
                                                                       --------------  ---------------
Net Increase (Decrease) in Cash                                        $      (5,976)  $       (1,283)

Cash, Beginning of period                                                      5,470            1,724
                                                                       --------------  ---------------
Cash, End of period                                                    $        (506)  $          441
                                                                       ==============  ===============

Supplemental Disclosure of Cash Flow Information
  Cash Paid During the Period for:
    Interest                                                           $           -   $            -
                                                                       ==============  ===============
    Income Taxes                                                       $           -   $            -
                                                                       ==============  ===============


8/14/2002                         CMMI 2002 10-QSB                        Page 6

                      Consolidated Medical Management, Inc.
                          Notes to Financial Statements


NOTE  1-  BASIS  OF  PRESENTATION
---------------------------------

GENERAL
-------
The consolidated unaudited interim financial statements of the Company as of June 30, 2002 and for the three and six months ended June 30, 2002, included herein have been prepared in accordance with the instructions for Form 10QSB under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. The December 31, 2001 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements.

In the opinion of management, the accompanying consolidated unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at June 30, 2002, and the results of their operations for the three and six months ended June 30, 2002 and 2001, and their cash flows for the three and six months ended June 30, 2002 and 2001.

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


8/14/2002                         CMMI 2002 10-QSB                        Page 7

                      Consolidated Medical Management, Inc.
                          Notes to Financial Statements


NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
----------------------------------------------------------
ACCOUNTING  METHOD
------------------
Accounting policies of the Company conform to the generally accepted accounting principles and reflect practices appropriate to the industry in which it operates. The significant policies are summarized below.

     -    RECEIVABLES

     The Company, through an S-8 offering, grants options and stock to several individuals for stock. As of June 30, 2002 and December 31, 2001, there was $ 396,003 and $554,839 owed to the Company for stock purchased through the S-8 stock program.

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

     -    CASH  FLOWS  AND  CONCENTRATION  OF  CREDIT  RISK

     Cash consists principally of demand deposits at commercial banks. These balances, as reflected in the bank's records, are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 2001 and June 30, 2002, the Company's deposits did not exceed the insured limits.

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

EARNINGS  PER  COMMON  SHARE
----------------------------
The Company adopted Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," which simplifies the computation of earnings per share requiring the restatement of all prior periods.

Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding during each year.

Diluted earnings per share are computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation. The Company does not have any dilutive securities as of June 30, 2002.


8/14/2002                         CMMI 2002 10-QSB                        Page 8

                   Consolidated Medical Management Inc., Inc.
                          Notes to Financial Statements


NOTE  3  -  CONVERTIBLE  DEBENTURES  AND  NOTES  PAYABLE
--------------------------------------------------------

The Company issued convertible debentures in 1998 that are subordinated to bank debt and secured leases. The debentures are otherwise unsecured but are given a preference over unsecured debt. The debentures include interest at fifteen (15%) percent, interest is payable in monthly installments. Each debenture has a conversion right for each holder to convert the debenture principal to shares of the Company's common stock at the greater of $2.50 per share or ninety (90%) percent of the bid price, whichever is greater on the date of conversion. Accrued interest and any principal amount not converted to shares of stock will be paid in cash at conversion. The debentures are due one year from date of issue. All debentures issued in 1998 were due in 1999, and they are in default as of June 30, 2002.

The Company issued convertible promissory notes payable in 1998. The notes are unsecured and include interest at ten (10%) percent, interest is payable in monthly installments. Each note has a conversion right for each holder to convert the note's unpaid principal to shares of the Company's common stock based on $2.50 per share, or a total of 90,000 at the note holder's discretion. Accrued interest and any principal amount not converted to shares of stock will be paid in cash at conversion. As of December 31, the company had issued and outstanding $325,000 in debentures. The notes were due July 31, 1999, and they are in default as of June 30 2002.

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

     Total  Convertible  Debentures  and  Notes Payable          $      465,000
     Less: Current Portion                                             (465,000)
                                                                 ---------------
     Long-Term  Portion                                          $            0
                                                                 ===============

NOTE  4  -  COMMON  AND  PREFERRED  STOCK
-----------------------------------------

COMMON  STOCK
-------------

The Company's common stock is $0.001 par value, there are 50,000,000 shares authorized as of as of December 31, 2001 and June 30, 2002, the Company had 13,587,293 and 15,187,293 shares issued and outstanding, respectively.

PREFERRED  STOCK
----------------

In 1998, the Company amended its articles to authorize Preferred Stock. There are 20,000,000 shares authorized with a par value of $ 0.001. The shares are non-voting and non-redeemable by the Company. The Company further designated two series of its Preferred Stock: "Series 'A' $12.50 Preferred Stock" with 2,159,193 shares of the total shares authorized and "Series 'A' $8.00 Preferred Stock," with the number of authorized shares set at 1,079,957 shares. As of June 30, 2002 and December 31, 2001 there are no shares issued and outstanding.


8/14/2002                         CMMI 2002 10-QSB                        Page 9

                      Consolidated Mineral Management, Inc.
                          Notes to Financial Statements


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

CONVERSION  PROVISIONS
----------------------

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


8/14/2002                         CMMI 2002 10-QSB                       Page 10

RESULTS  OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THE
--------------------------------------------------------------------------------
THREE  MONTHS  ENDED  MARCH  31,  2001
--------------------------------------

For the quarter ended June 30, 2002, our net loss was $(32,726) as compared to $(23,974) for the quarter ended June 30, 2001. CMMI is still in a development stage and will continue to incur costs as the Company evaluates energy prospects prior to investing in them. The Company has relied on key stockholders and officers to bear the substantial costs that are involved in positioning CMMI to commence commercial operations. We expect to continue to incur losses and face cash flow problems for a period that could extend for several years. We believe that we will need to raise cash of at least $20,000 to continue our operations through the end of 2002. The Company was successful in raising $30,000 in the third quarter of 2002 through private placements; however, additional capital will be required for the company to continue operations.

We believe that we will need to raise cash of at least $20,000 to continue our operations through the end of 2002. The Company was successful in raising $30,000 in the third quarter of 2002 through private placements; however, additional capital will be required for the company to continue operations.

LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

During the year ended December 31, 2001, we experienced negative financial results that have continued during the three months ended June 30, 2002 as follows:

                                       THREE  MONTHS       YEAR
                                           ENDED           ENDED
                                         JUNE  31,      DECEMBER 31,
                                           2002             2001
                                      --------------   --------------
Net  loss                              $  (32,726)     $  (167,551)*

Negative  working  capital               (833,198)        (795,409)

Accumulated  deficit                   (4,268,426)       (4,015,314)


*  The net loss for the three months ended June 31, 2001 was 23,794

In addition to its negative financial results, we have significant accrued liabilities, accounts payable and obligation to stockholders for expenses that they have paid on behalf of our Company.

As a development stage company, CMMI has not generated any revenue and has been dependent on debt and equity raised from individual investors to sustain its operations. During the three months ended June 30, 2002, the Company incurred a net loss of $(32,726) compared to net loss of $23,794 for the three months ended June 30, 2001. At June 30, 2002 the Company had negative working capital of $(833,198). These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company entered into private placement transactions in the third quarter of 2002 and raised $30,000. The Company is currently considering a public sale or private placement of its common stock if an active trading market for its existing outstanding shares can be established. The Company is attempting to finalize an energy acquisition which would be revenue producing.


8/14/2002                         CMMI 2002 10-QSB                       Page 11

The Company is in discussions to raise the required funding. However, such sources of funding may be unavailable. The Company's long-term viability as a going concern is dependent on certain key factors as follows:

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

     - The ability of the Company to ultimately achieve adequate profitability and strong operating cash flows to sustain its operations

     - The ability to obtain adequate sources of funding to continue the implementation of our strategic plan.

As a result of the liquidity issues facing the Company, the Company's independent accountant included an emphasis paragraph in his report for the quarter ended June 30, 2002 that addresses the substantial doubt that exists as to the Company's ability to continue as a going concern.

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

None

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders.

None

Item  6.  Exhibits  and  Reports  on  Form  8-K
     (a)  Exhibits  -  99.1,  Certification  of  Officers
     (b)  Reports  on  Form  8-K  --  None


8/14/2002                         CMMI 2002 10-QSB                       Page 12

                                   SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the undersigned has duly caused this Form 10-QSB to be signed on its behalf by the undersigned, there unto duly authorized, in the City of Houston, Texas, on August 12, 2002.

CONSOLIDATED  MEDICAL  MANAGEMENT,  INC.

By:  /s/  Timothy  G.  Byrd,  Sr.




---------------------------------------------
Timothy G. Byrd, Sr. Chief Executive Officer, and Director


8/14/2002                         CMMI 2002 10-QSB                       Page 13