Form 10QSB
period 2002-09-30
CONSOLIDATED MEDICAL MANAGEMENT INC
filed 2002-11-19
CIK 700815

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

                7500 San Felipe, Suite 600, Houston, Texas 77063
               (Address of principal executive offices)(Zip Code)

                                  713-914-8138
                (Registrant's telephone no., including area code)

Consolidated Medical Management, Inc., 7500 San Felipe, Suite 600 Houston, Texas
                                     77063,
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

The number of shares outstanding of the Company's common stock as of September 30, 2002 is shown below:

Title of Class                               Number of Shares Outstanding
Common Stock, par value $.001 per share      22,022,293

                   Documents Incorporated by Reference:  None

                      CONSOLIDATED MEDICAL MANAGEMENT, INC.

                                   FORM 10-QSB

                                Table of Contents

PART I -  FINANCIAL INFORMATION

Item 1 -  Financial Information

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3 -  Item 307 of Regulation S-B



PART II - OTHER INFORMATION

Item 2 -  Changes in Securities and Use of Proceeds

Item 6 -  Reports on Form 8-K

SIGNATURES

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

The financial statements of the company are set forth beginning on page F-1.




                      CONSOLIDATED MEDICAL MANAGEMENT, INC.


                            ________________________




              UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
         For the three and nine months ended September 30, 2002 and 2001

                      CONSOLIDATED MEDICAL MANAGEMENT, INC.

                                TABLE OF CONTENTS

                             ______________________



                                                                            PAGE
                                                                            ----

Unaudited Consolidated Condensed Financial Statements:

  Unaudited Consolidated Condensed Balance Sheet as of
    September 30, 2002 and December 31, 2001                                 F-3

  Unaudited Consolidated Condensed Statement of Operations
    for the three and nine months ended September 30, 2002
    and 2001                                                                 F-4

    Unaudited Consolidated Condensed Statement of Cash Flows
    for the nine months ended September 30, 2002 and 2001                    F-5

Notes to Unaudited Consolidated Condensed Financial Statements               F-6

                          CONSOLIDATED MEDICAL MANAGEMENT, INC.
                                 (A MONTANA CORPORATION)
                                CONSOLIDATED BALANCE SHEET
                                       (UNAUDITED)


                                        ASSETS
                                        ------
                                                                                 SEPT 30, 2002    DECEMBER 31, 2001
                                                                                ---------------  -------------------

Current Assets
--------------
  Cash                                                                          $        2,030   $            5,470
                                                                                ---------------  -------------------
                                 Total Current Assets                                    2,030                5,470

Non-Current Assets
------------------
  Oil & Gas Properties                                                                  31,107                    -
                                                                                ---------------  -------------------

                                                                                ---------------  -------------------
                                 Total Assets                                   $       33,137   $            5,470
                                                                                ===============  ===================

                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                     ----------------------------------------------

Current Liabilities
-------------------
  Notes Payable-Current Portion                                                         33,367               25,767
  Accounts Payable                                                                     112,980              108,012
  Accrued Expenses                                                                     234,347              196,630
  Convertible Debentures                                                               465,000              465,000
                               and Notes Payable-Current Portion
                                                                                ---------------  -------------------
                                 Total Current Liabilities                             845,694              795,409

  Notes Payable - Long Term Portion                                                     56,867               54,726

                               Long-Term Portion
                                                                                ---------------  -------------------
                                Total Long-Term Liabilities                             56,867               54,726
                                                                                ---------------  -------------------

                                 Total Liabilities                              $      902,561   $          850,135
                                                                                ===============  ===================

Commitments and Contingencies:
------------------------------

Stockholders' Equity
--------------------
Common Stock                                                                    $       17,187   $           13,591

Additional Paid-in-Capital     $0.001 par value, 50,000,000 shares authorized
                               17,187,347 shares issued and outstanding as of        3,967,013            3,553,061
Stock Subscription Receivable  Sept 30, 2002 and 13,587,293 shares issued and         (554,839)            (396,003)
Retained Earnings (Deficit)    outstanding as of December 31, 2001.                 (4,298,785)          (4,015,314)
                                                                                ---------------  -------------------
                                 Total Stockholders' Equity (Deficit)                 (869,424)            (844,665)
                                                                                ---------------  -------------------
                                 Total Liabilities and Stockholders' Equity
                                 (Deficit)                                      $       33,137   $            5,470
                                                                                ===============  ===================

                                       CONSOLIDATED MEDICAL MANAGEMENT, INC.
                                              (A MONTANA CORPORATION)
                                       CONSOLIDATED STATEMENT OF OPERATIONS
                                                    (UNAUDITED)


                                          THREE MONTHS ENDED SEPT 30              NINE MONTHS ENDED SEPT 30,
                                    --------------------------------------  --------------------------------------
                                           2002                2001                2002               2001
                                    ------------------  ------------------  ------------------  ------------------
Revenues                            $               -   $               -   $               -   $               -
--------

Operating Expenses
  Personnel Costs                                   -                   -              52,736                   -
  Consulting                                        -              41,655             154,000              41,655
  Legal and Professional                       15,055               5,000              25,351              23,800
  Office Expense                                2,258               2,137              13,667               4,479
  Occupancy                                         -                   -                                   1,880
                                    ------------------  ------------------  ------------------  ------------------
  Total Operating Expenses          $          17,313   $          48,792   $         245,754   $          71,814

Income (Loss) from Operations                 (17,313)            (48,792)           (245,754)            (71,814)

Other Income (Expenses)
  Other                                             -                   -                                 528,387
  Interest Expense                            (13,046)            (15,435)            (37,717)            (56,686)
  Interest Income                                   -                   -                                       -
                                    ------------------  ------------------  ------------------  ------------------
                                              (13,046)            (15,435)            (37,717)            471,701

Income (Loss) before Income Taxes   $         (30,359)  $         (64,227)  $        (283,471)  $         399,887

Income Tax Expense                                  -                   -                   -                   -
                                    ------------------  ------------------  ------------------  ------------------
Net Income (Loss)                   $         (30,359)  $         (64,227)  $        (283,471)  $         399,887
                                    ==================  ==================  ==================  ==================
Net Income (Loss) per Share         $               -   $           (0.01)  $           (0.02)  $            0.03
                                    ==================  ==================  ==================  ==================
                                                    -                                       -

                                              CONSOLIDATED MEDICAL MANAGEMENT, INC.
                                               CONSOLIDATED STATEMENT OF CASH FLOWS
                                                           (UNAUDITED)


                                                                       NINE MONTHS ENDED SEPT 30,
                                                                       ----------------------------------------------------------
                                                                       2002                          2001
                                                                       ----------------------------  ----------------------------

Cash Flows from Operating Activities:
-------------------------------------
  Net Income (Loss)                                                    $                  (283,471)  $                   399,887
  Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by
    Operating Activities:
      Depreciation and Amortization                                                              -                             -
      Non Cash Consulting and Services Paid by Stock I
      ssue                                                                                       -                        46,655
      (Increase) Decrease in Accounts Payable                                                4,968                      (118,903)
      (Increase) Decrease in Accrued Expenses                                               37,717                        55,729
                                                                       ----------------------------  ----------------------------
           Net Cash Provided (Used) by Operating
      Activities                                                       $                  (240,786)  $                   383,368
                                                                       ----------------------------  ----------------------------

Cash Flows from Investing Activities:
-------------------------------------

  Assets Disposed                                                                                -                        17,415
  Oil & Gas Properties                                                                     (31,107)                            -

           Net Cash Provided (Used) by Investing Activities            $                   (31,107)  $                    17,415


Cash Flows from Financing Activities:
-------------------------------------

  Increase in Short-Term Debt                                                                9,741                         1,880
  Increase in Paid  in capital                                                             204,116                             -
  Common Stock                                                                              54,596                      (401,500)
                                                                       ----------------------------  ----------------------------
           Net Cash Provided (Used) by Financing Activities            $                   268,453   $                  (399,620)
                                                                       ----------------------------  ----------------------------
Net Increase (Decrease) in Cash                                        $                    (3,440)  $                     1,163

Cash, Beginning of period                                                                    5,470                         1,724
                                                                       ----------------------------  ----------------------------
Cash, End of period                                                    $                     2,030   $                     2,887
                                                                       ============================  ============================
Supplemental Disclosure of Cash Flow Information
  Cash Paid During the Period for:
    Interest                                                           $                         -   $                         -
                                                                       ============================  ============================
    Income Taxes                                                       $                         -   $                         -
                                                                       ============================  ============================

                      CONSOLIDATED MEDICAL MANAGEMENT, INC.

         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                           ___________________________


NOTE 1- BASIS OF PRESENTATION

GENERAL

The consolidated unaudited interim financial statements of the Company as of September 30, 2002 and for the three and nine months ended September 30, 2002, included herein have been prepared in accordance with the instructions for Form 10QSB under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. The December 31, 2001 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements.

In the opinion of management, the accompanying consolidated unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at September 30, 2002, and the results of their operations for the three and nine months ended September 30, 2002 and 2001, and their cash flows for the three and nine months ended September 30, 2002 and 2001.

The results of operations for such periods are not necessarily indicative of results expected for the full year or for any future period. These financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2001and related notes included in the Company's Form 10-KSB filed with the Securities and Exchange Commission

ORGANIZATION

The Company was incorporated under the laws of the State of Montana on August 13, 1981. The Company ceased its mining operations in 1985, and discontinued all business operations in 1990. In August of 2001, the Company decided to refocus on the oil and gas industry and entered into several Letters of Intent only one of which survived the due diligence process. The Company has signed a letter of intent to acquire revenue-producing properties in Runnels County, Texas. CMMI has signed a farm-out agreement covering the 640-acre lease and are currently in negotiations to acquire an additional 2400 acres from the same operator. Subject to obtaining financing, CMMI could drill between 40-60 locations over the next 12-24 months on the 640-acre farm-out.

                      CONSOLIDATED MEDICAL MANAGEMENT, INC.

         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                           ___________________________


NOTE 2  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES ACCOUNTING METHOD

Accounting policies of the Company conform to the generally accepted accounting principles and reflect practices appropriate to the industry in which it operates. The significant policies are summarized below.

     -    STOCK  SUBSCRIPTION  RECEIVABLES

     The Company, through an S-8 offering, grants options and stock to several individuals for stock. As of September 30, 2002 and December 31, 2001, there was $ 554,839 and $396,003 owed to the Company for stock purchased through the S-8 stock program.

     -    PROPERTY,  EQUIPMENT  AND  DEPRECIATION

     Expenditures for property, plant and equipment are recorded at cost. Renewals and improvements, which extend the economic life of such assets, are capitalized. Expenditures for maintenance, repairs and other renewals are charged to expense. For major dispositions, the cost and accumulated depreciation are removed from the accounts and any gain or loss is included in the results of operations. During the year 2001, the Company abandoned the remaining assets relating to the healthcare operations in the amount of $17,415. During the quarter ended September 30, 2002, the Company paid $31,107 for drilling cost that is being capitalized per the "full costing" accounting method for oil & gas investments.

     -    CASH  FLOWS  AND  CONCENTRATION  OF  CREDIT  RISK

     Cash consists principally of demand deposits at commercial banks. These balances, as reflected in the bank's records, are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 2001 and September 30, 2002, the Company's deposits did not exceed the insured limits.

                      CONSOLIDATED MEDICAL MANAGEMENT, INC.

         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                           ___________________________


EARNINGS PER COMMON SHARE

The Company adopted Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," which simplifies the computation of earnings per share requiring the restatement of all prior periods.

Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding during each year.

Diluted earnings per share are computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation. The Company does not have any dilutive securities as of September 30, 2002.


NOTE 3  - CONVERTIBLE DEBENTURES AND NOTES PAYABLE

The Company issued convertible debentures in 1998 that are subordinated to bank debt and secured leases. The debentures are otherwise unsecured but are given a preference over unsecured debt. The debentures include interest at fifteen (15%) percent, interest is payable in monthly installments. Each debenture has a conversion right for each holder to convert the debenture principal to shares of the Company's common stock at the greater of $2.50 per share or ninety (90%) percent of the bid price, whichever is greater on the date of conversion. Accrued interest and any principal amount not converted to shares of stock will be paid in cash at conversion. The debentures are due one year from date of issue. All debentures issued in 1998 were due in 1999, and they are in default as of September 30, 2002.

The Company issued convertible promissory notes payable in 1998. The notes are unsecured and include interest at ten (10%) percent, interest is payable in monthly installments. Each note has a conversion right for each holder to convert the note's unpaid principal to shares of the Company's common stock based on $2.50 per share, or a total of 90,000 at the note holder's discretion. Accrued interest and any principal amount not converted to shares of stock will be paid in cash at conversion. As of December 31, the company had issued and outstanding $325,000 in debentures. The notes were due July 31, 1999, and they are in default as of September 30 2002.

The Company has entered into an agreement with Spectrum Financial, Inc. ("Spectrum") whereby Spectrum will exchange shares it owns with the debenture holder upon exercise of the debenture's conversion option, in satisfaction of the Company's obligations under the conversion provisions.

                      CONSOLIDATED MEDICAL MANAGEMENT, INC.

         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                           ___________________________


In exchange, Spectrum will then receive an unsecured note payable from the Company (see Note 7) for the face amount of the debenture surrendered. During the year ended December 31, 1998, Spectrum exchanged a total of 14,000 of its shares in connection with this agreement and received five notes payable from the Company totaling $35,000.


     Total Convertible Debentures and Notes Payable     $       465,000
     Less: Current Portion                                     (465,000)
                                                        ----------------
     Long-Term Portion                                  $            -0
                                                        ================


NOTE  4  -  COMMON  AND  PREFERRED  STOCK

COMMON STOCK
------------

The Company's common stock is $0.001 par value, there are 50,000,000 shares authorized as of as of December 31, 2001 and September 30, 2002, the Company had 13,587,293 and 17,187,293 shares issued and outstanding, respectively. During the quarter ended September 30, 2002, the Company sold 3,050,000 shares of its common stock for $51,000 in cash.

PREFERRED STOCK
---------------

In 1998, the Company amended its articles to authorize Preferred Stock. There are 20,000,000 shares authorized with a par value of $ 0.001. The shares are non-voting and non-redeemable by the Company. The Company further designated two series of its Preferred Stock: "Series 'A' $12.50 Preferred Stock" with 2,159,193 shares of the total shares authorized and "Series 'A' $8.00 Preferred Stock," with the number of authorized shares set at 1,079,957 shares. As of September 30, 2002 and December 31, 2001 there are no shares issued and outstanding.

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

                      CONSOLIDATED MEDICAL MANAGEMENT, INC.

         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                           ___________________________


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

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs that raises substantial doubt about its ability to continue as a going concern. The stockholders/officers and or directors have committed to advancing operating costs of the Company interest free.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

GENERAL

Consolidated Medical Management, Inc. ("CMMI"), was incorporated under the laws of the State of Montana on August 13, 1981 under the name Golden Maple Mining and Leaching Company, Inc. On October 12, 2001, an Article of Amendment for Name Change to Consolidated Minerals Management, Inc. was filed with the state of Montana. CMMI's address is 7500 San Felipe, Suite 600, Houston, Texas 77063.

The Company is actively pursuing acquisitions and strategic investments in the energy industry. CMMI has secured funding that enabled the Company to drill two Nacatoch wells in Caddo Parrish, Louisiana. CMMI has signed a farm-out agreement covering the 640-acre lease and are currently in negotiations to acquire an additional 2,400 acres from the same operator. Subject to obtaining financing, CMMI could drill between 40-60 locations over the next 12-24 months on the 640-acre farm-out.

However, CMMI is still in a development stage and will continue to incur costs as the Company evaluates energy prospects prior to investing in them. The Company has relied on key stockholders and officers to bear the substantial costs that are involved in positioning CMMI to commence commercial operations. We expect to continue to incur losses and face cash flow problems for a period that could extend for several years.

We believe that we will need to raise cash of at least $20,000 to continue our operations through the end of 2002. The Company was successful in raising $51,000 in the third quarter of 2002 through private placements; however, additional capital will be required for the company to continue operations.

Since the Company has only limited financial resources, it may be difficult to find good opportunities. There can be no assurance that the Company will be able to identify and acquire any business opportunity based on management's business judgment. The activities of the Company are subject to several significant risks which arise primarily as a result of the fact that the Company has no specific business and may acquire or participate in a business opportunity based on the decision of management which potentially could act without consent, vote or approval of the Company's shareholders. The risks faced by the Company are further increased as a result of its lack of resources and its inability to provide a prospective business opportunity with significant capital.

COMPARISON OF QUARTER ENDED SEPTEMBER 30, 2001 TO QUARTER ENDED SEPTEMBER 30, 2002.

For the quarter ended September 30, 2002, our net loss was $(30,359) as compared to $(64,227) for the quarter ended September 30, 2001. The decrease is related to a decrease in consulting costs since the company had determined to proceed with the lease acquisition and drilling on the 640-acre farm-out in Caddo Parrish, Louisiana.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2001 TO NINE MONTHS ENDED SEPTEMBER 30, 2002.

For the nine months ended September 30, 2002, our net loss was $(283,471) as compared to $(399,887) for the nine months ended September 30, 2001. The decrease is related to the outsourcing of most functions and the elimination of all non-essential personnel. Additionally, the officers and directors have agreed to defer their salaries until the revenue is sufficient.

LIQUIDITY AND CAPITAL RESOURCES

During the year ended December 31, 2001, we experienced negative financial results that have continued during the three months ended September 30, 2002 as follows:
                                        THREE MONTHS          YEAR
                                           ENDED              ENDED
                                        SEPTEMBER 31,      DECEMBER 31,
                                           2002               2001
                                       --------------      -------------
    Net loss                           $     (30,359)      $  (167,551)*

    Accumulated deficit                   (4,298,785)       (4,014,314)


* The net loss for the three months ended September 31, 2001 was $64,227.

In addition to its negative financial results, we have significant accrued liabilities, accounts payable and obligation to stockholders for expenses that they have paid on behalf of our Company.

As a development stage company, CMMI has not generated any revenue and has been dependent on debt and equity raised from individual investors to sustain its operations. During the three months ended September 30, 2002, the Company incurred a net loss of $(30,359) compared to net loss of $(64,227) for the three months ended September 30, 2001. At September 30, 2002 the Company had negative working capital of $(4,298,785). These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company entered into private placement transactions in the third quarter of 2002 and raised $51,000. The Company is currently considering a public sale or private placement of its common stock if an active trading market for its existing outstanding shares can be established. The Company is attempting to finalize an energy acquisition which would be revenue producing. The Company is in discussions to raise the required funding. However, such sources of funding may be unavailable. The Company's long-term viability as a going concern is dependent on certain key factors as follows:

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

As a result of the issues facing the Company, the Company's independent accountant included an emphasis paragraph in the report for the quarter ended September 30, 2002 that addresses the substantial doubt as to the Company's ability to continue as a going concern.


FORWARD-LOOKING INFORMATION - GENERAL

The statements contained herein and other information contained in this report may be based, in part, on management's estimates, projections, plans and judgments. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates", "believes", "expects", "intends", "future", "plans", "targets" and similar expressions identify forward-looking statements. Readers are cautioned to not place undue reliance on the forward-looking statements contained herein. Additionally, these statements are based on certain assumptions that may prove to be erroneous and are subject to certain risks including, but not limited to, the Company's dependence on limited cash resources, its dependence on certain key personnel within the Company, and its ability to raise additional capital. The Company's ability to generate long-term value for the common stockholder is dependent upon the acquisition of profitable energy prospects. There are many companies participating in the oil and gas industry, many with resources greater than the Company. Greater competition for profitable operations can increase prices and make it more difficult to acquire assets at reasonable multiples of cash flow. The Company believes that it will be able to compete in this environment and will be able to find attractive investments; however, it is not possible to predict competition or the effect this will have on the Company's operations. The Company's operations are also significantly affected by factors, which are outside the control of the Company, including the prices of oil and natural gas, environmental and governmental regulations. Accordingly, actual results may differ, possibly materially, from the predictions contained herein.


ITEM 3.  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Timothy G. Byrd, Sr., our Chief Executive Officer and Acting Chief Accounting Officer, has concluded that our disclosure controls and procedures are
appropriate and effective.   He has evaluated these controls and procedures as
of a date within 90 days of the filing date of this report on Form 10-QSB. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART II

Pursuant to the Instructions on Part II of the Form 10-QSB, Items 1, 3, and 5 are omitted.

ITEM 2.  CHANGES IN SECURITIES

The following information sets forth certain information for all securities the Company issued from July 1, 2002 through September 30, 2002, in transactions without registration under the Act. There were no underwriters in any of these transactions, nor were any sales commissions paid thereon. The securities were issued pursuant to Section 4(2) of the Act.

A total of 3,050,000 shares were issued for private placement transactions to seven investors for cash proceeds of $51,000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

None

                                   SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the undersigned has duly caused this Form 10-QSB to be signed on its behalf by the undersigned, there unto duly authorized, in the City of Houston, Texas, on November 19, 2002.

CONSOLIDATED MEDICAL MANAGEMENT, INC.

By:  /s/ Timothy G. Byrd, Sr.
---------------------------------------------
     Timothy G. Byrd, Sr.
     Chief Executive Officer, Acting Chief Accounting Officer, and Director

Certifications

I, Timothy G. Byrd, Sr., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Consolidated Medical Management, Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002
/s/Timothy G. Byrd, Sr.
-----------------------
Timothy G. Byrd, Sr.
Chief Executive Officer

I, Timothy G. Byrd, Sr., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Consolidated Medical Management, Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002
/s/Timothy G. Byrd, Sr.
-----------------------
Timothy G. Byrd, Sr.
Acting Chief Accounting Officer

Certification of Chief Executive Officer and Acting Chief Accounting Officer of
-------------------------------------------------------------------------------
Consolidated Medical Management, Inc. pursuant to Section 906 of the
--------------------------------------------------------------------
Sarbanes-Oxley Act of 1992 and Section 1350 of 18 U.S.C. 63.
-----------------------------------------------------------

I, Timothy G. Byrd, Sr., the Chief Executive Officer and Acting Chief Accounting Officer of Consolidated Medical Management, Inc. hereby certify that to my knowledge, Consolidated Medical Management's periodic report on Form 10-QSB for the period ended September 30, 2002, fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in the periodic report on Form 10-QSB and the financial statements contained therein fairly presents, in all material respects, the financial condition and results of the operations of Consolidated Medical Management, Inc.

Date:  November 19, 2002                  /s/ Timothy G. Byrd, Sr.
                                          ------------------------
                                          Timothy G. Byrd, Sr.,
                                          Chief Executive Officer
                                          Consolidated Medical Management, Inc.




Certification of Chief Executive Officer and Acting Chief Accounting Officer of
-------------------------------------------------------------------------------
Consolidated Medical Management, Inc. pursuant to Section 906 of the
--------------------------------------------------------------------
Sarbanes-Oxley Act of 1992 and Section 1350 of 18 U.S.C. 63.
-----------------------------------------------------------

I, Timothy G. Byrd, Sr., the Chief Executive Officer and Acting Chief Accounting Officer of Consolidated Medical Management, Inc. hereby certify that to my knowledge, Consolidated Medical Management's periodic report on Form 10-QSB for the period ended September 30, 2002, fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in the periodic report on Form 10-QSB and the financial statements contained therein fairly presents, in all material respects, the financial condition and results of the operations of Consolidated Medical Management, Inc.

Date:  November 19, 2002                  /s/ Timothy G. Byrd, Sr.
                                          ------------------------
                                          Timothy G. Byrd, Sr.,
                                          Chief Executive Officer
                                          Consolidated Medical Management, Inc.