Form 10KSB
period 2002-12-31
CONSOLIDATED MEDICAL MANAGEMENT INC
filed 2003-04-25
CIK 700815

UNITED STATES SECURITES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                              For Fiscal Year Ended
                                December 31, 2002


                            Commission File #2-89616

                      CONSOLIDATED MEDICAL MANAGEMENT, INC.
             (Exact name of registrant as specified in its charter)

                                     MONTANA
         (State or other jurisdiction of incorporation or organization)

                                   82-0369233
                      (IRS Employer Identification Number)

                7500 San Felipe, Suite 600, Houston, Texas 77063
               (Address of principal executive offices) (Zip Code)

                                 (713) 914-8138
                (Registrant's telephone no., including area code)

                5161 San Felipe, Suite 320, Houston, Texas 77056
                  (Former address if changed since last report)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: COMMON STOCK, $0.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Revenues for year ended December 31, 2002: -0-

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of March 26, 2003, was: $1,229,095.44

Number of shares of the registrant's common stock outstanding as of March 26, 2003 was: 35,618,486.

                                     PART I


ITEM 1. DESCRIPTION OF BUSINESS

GENERAL INFORMATION ABOUT CMMI

Consolidated Medical Management, Inc. ("CMMI" or the "Company"), was incorporated under the laws of the State of Montana on August 13, 1981 under the name Golden Maple Mining and Leaching Company, Inc. On May 23, 1998, we changed our name to Consolidated Medical Management, Inc. In August 2001, the Company decided to refocus on the oil and gas industry and are currently doing business as Consolidated Minerals Management, Inc. CMMI's address was 5161 San Felipe, Suite 320, Houston, Texas 77056 until June 2003 when the moved offices to 7500 San Felipe, Suite 600, Houston, Texas 77063.

CMMI secured funding that enabled the Company to drill two Nacatoch wells in Caddo Parrish, Louisiana. In December 2002, CMMI sold their interest in the Nacatoch Light #1 and Bell #7 wells for $75,000. CMMI has successfully raised the capital to develop 10 additional Nacatoch wells in Caddo Parish, La.

The Company acquired a 5% working interest in PAR Minerals Corporation's Snake Bite Prospect (Richardson #1) in Edwards County, Texas. The purchase price of CMMI's interest in this prospect was $65,322.80. CMMI has partnered with PAR in an Ellenberger horizontal test. The well began generating revenue sales on March 16, 2003. Current plans are to try and acquire additional drill sites in the immediate area.


CMMI ORGANIZATION

CMMI was originally incorporated as a mining company. In 1985, the Company ceased its mining operations and discontinued all business operations in 1990. During 1998, since the acquisition of Consolidated Medical Management, Inc. (Louisiana) the Company initially focused its efforts on the continuation of the business services offered by CMMI-LA. These services focused on the delivery of turn-key management services for the home health industry, predominately in south Louisiana. The Company exited the medical business in December of 2000 and in August 2001 the Company decided to refocus on the oil and gas industry.


BUSSINESS STRATEGY

Throughout 2003, the Company will continue to invest in other smaller oil and gas projects and will focus on increasing revenue from these projects. The Company is actively pursuing additional acquisitions in the energy industry. However, the Company has only limited financial resources and it may be difficult to find good opportunities. There can be no assurance that the Company will be able to identify and acquire any business opportunity based on management's business judgment. The activities of the Company are subject to several significant risks which arise primarily as a result of the fact that the Company has no specific business and may acquire or participate in a business opportunity based on the decision of management which potentially could act without consent, vote or approval of the Company's shareholders. The risks faced by the Company are further increased as a result of its lack of resources and its inability to provide a prospective business opportunity with significant capital.


RISK FACTORS

GOING CONCERN RISK

We have had and could have losses, deficits and deficiencies in liquidity which could impair our ability to continue as a going concern.

In Note #12 to the audited financial statements, our independent auditors have reported that we have suffered recurring losses from operations that raise substantial doubt about our ability to continue as a going concern. During the year ended December 31, 2002, we incurred a net loss of $291,590, and during the year ended December 31, 2001, we incurred a net loss of $89,461. At December 31, 2002, we had an accumulated deficit of $733,186 at December 31, 2002. These factors raise substantial doubt about our ability to continue as a going concern. We will need approximately $50,000 in additional cash in order to remain viable as a going concern through the end of the current fiscal year. If we are unable to obtain these funds we could no longer function as a going concern. These concerns coupled with the lack of operations and being in default in the notes and debentures cause substantial doubt about Company's ability as a going concern.


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

INDUSTRY

The petroleum industry is a global industry that is fundamental to all economic activity. It is composed of the down stream sector (refining, marketing, products and derivatives) and the upstream sector that is focused on finding and producing crude oil and natural gas. Oil and natural gas are commodities are found throughout the world and they have been produced in increasing quantities since the mid 19th century. The exploration, production and transportation of these materials in the modern era generate an enormous appetite for capital because quantities sufficient to fuel the world's economic machine are rapidly becoming more difficult to find and expensive to produce. Consequently, a few global corporations and state energy companies dominate the industry. These companies tend to concentrate their investments on very large prospects and to quickly abandon less productive, older reserves.

The production technology in the petroleum industry has improved tremendously in recent years, however commercial quantities of oil and gas are frequently left in place when fields are abandoned. This fact is particularly true in older reservoirs that were abandoned before modern technologies were available. Additionally, the economic level of interest varies with company size. A small company such as CMMI can successfully exploit a field that is not of interest to a major oil and gas company.

Mature energy provinces such as the United States have many productive fields with production and collection infrastructure in place that can be purchased. The infrastructure represents a significant savings in investment required for production to continue. These fields offer investment potential for those companies willing to commit capital and appropriate technology. The technology is readily available from consultants, service companies, and other groups established to support the petroleum production sector.

This plan will target the petroleum niche composed of fields with established reserves that require capital and/or technology in order to develop, enhance or restore production.

JOINT OPERATIONS WITH OTHERS; NON-OPERATOR STATUS

We may own less than 100% of the working interest in many of our oil and gas holdings. Operations are likely to be conducted jointly with other working interest owners. Joint operating arrangements are customary in the oil and gas industry and are generally conducted pursuant to a joint operating agreement whereby a single working interest owner is designated the operator. We could possibly be a non-operating working interest owner in other wells in the future. For properties where we own less than 50% of the working interest, drilling and operating decisions may not be entirely within our control. If we disagree with the decision of a majority of working interest owners, we may be required, among other things, to postpone the proposed activity, relinquish or farm-out its interest or decline to participate. If we decline to participate, we might be forced to relinquish our interest or may be subject to certain non- consent penalties, as provided in the applicable operating agreement. Such penalties typically allow participating working interest owners to recover from the proceeds of production, if any, an amount equal to 100%-200% of the non-participating working interest owner's share of the cost of such operations.

Under most operating agreements, the operator is given direct and full control over all operations on the properly and is obligated to conduct operations in a workman-like manner; however the operator is usually not liable to the working interest owners for losses sustained or for liabilities incurred, except those resulting from its own gross negligence or willful misconduct. Each working interest owner is generally liable for its share of the costs of developing and operating jointly owned properties. The operator is required to pay the expenses of developing and operating the property and will invoice working interest owners for their proportionate share of such costs. In instances where we are a non-operating working interest owner, we may have a limited ability to exercise control over operations and the associated costs of such operations. The success of our investment in such non-operated activities may, therefore, be dependent upon a number of facts that are outside of our direct control.

MARKETING

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

ENVIRONMENTAL MATTERS

Our operations are subject to numerous federal, state, provincial and local laws and regulations controlling the generation, use, storage, and discharge of materials into the environment or otherwise relating to the protection of the environment. These laws and regulations may require the acquisition of a permit or other authorization before construction or drilling commences; restrict the types, quantities, and concentrations of various substances that can be released into the environment in connection with drilling, production, and gas processing activities; suspend, limit or prohibit construction, drilling and other activities in certain lands lying within wilderness, wetlands, and other protected areas; require remedial measures to mitigate pollution from historical and on-going operations such as use of pits and plugging of abandoned wells; restrict injection of liquids into subsurface strata that may contaminate groundwater; and impose substantial liabilities for pollution resulting from our operations. Environmental permits required for our operations may be subject to revocation, modification, and renewal by issuing authorities. Governmental authorities have the power to enforce compliance with their regulations and permits, and violations are subject to injunction, civil fines, and even criminal penalties. We believe that it is in substantial compliance with current environmental laws and regulations, and that we will not be required to make material capital expenditures to comply with existing laws. Nevertheless, changes in existing environmental laws and regulations or interpretations thereof could have a significant impact on us as well as the oil and gas industry in general, and thus we are unable to predict the ultimate cost and effects of future changes in environmental laws and regulations.

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

We currently will own or lease properties that for many years have been used for the exploration and production of oil and gas. Although we utilize standard industry operating and disposal practices, hydrocarbons or other wastes may be disposed of or released on or under the properties owned or leased by us or on or under other locations where such wastes have been taken for disposal. In addition, many of these properties have been operated by third parties whose treatment and disposal or release of hydrocarbons or other wastes was not under our control. These properties and the wastes disposed thereon may be subject to CERCLA, RCRA, and analogous state laws. Our operations are also impacted by regulations governing the disposal of naturally occurring radioactive materials ("NORM"). The Company must comply with the Clean Air Act and comparable state statutes, which prohibit the emissions of air contaminants, although a majority of our activities are exempted under a standard exemption. Moreover, owners, lessees and operators of oil and gas properties are also subject to increasing civil liability brought by surface owners and adjoining property owners. Such claims are predicated on the damage to or contamination of land resources occasioned by drilling and production operations and the products derived from them, and are usually causes of action based on negligence, trespass, nuisance, strict liability and fraud.

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

EMPLOYEES

As of March 26, 2003, CMMI has 2 full time employees, including executive officers, non-executive officers, secretarial and clerical personnel and field personnel. CMMI also retains independent geological and engineering consultants and administrative assistance on a limited basis and expects to continue to do so in the future.

ITEM 2. DESCRIPTION OF PROPERTY

Since August 2001, the Company has outsourced its administrative function. In June 2003, the Company moved offices from 5161 San Felipe, Suite 320, Houston, Texas 77056 to 7500 San Felipe, Suite 600, Houston, Texas 77063

ITEM 3. LEGAL PROCEEDINGS

None


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of December 31, 2002, CMMI had 28,679,436 shares of common stock outstanding and had approximately 440 certificate holders of record.

The following table sets forth certain information as to the high and low bid quotations quoted on the OTC Bulletin Board for 2001, 2002 and 2003. Information with respect to over-the-counter bid quotations represents prices between dealers, does not include retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.


                           Period        High       Low
                           -------      ------     -----

                            2001

          First Quarter                  .24        .04
          Second Quarter                 .08        .04
          Third Quarter                  .65        .03
          Fourth Quarter                 .53        .15

                            2002

          First Quarter                  .24        .04
          Second Quarter                 .08       .035
          Third Quarter                  .11       .011
          Fourth Quarter                 .09        .03

                            2003

          First Quarter                  .09        .02



The bid price of our common stock was .04 cents per share on March 26, 2003.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

-------------------------------------------------------------------------------------------------------------
                           Number of Securities     Weighted-average price of    Number of Securities
                           to be issued upon        outstanding options,         remaining available for
                           exercise of outstanding  warrants and rights          future issuance under equity
                           options, warrants and                                 compensation plans
                           rights                                                (excluding securities
                                                                                 reflected in column (a))
-------------------------  -----------------------  ---------------------------  ----------------------------
                                     (a)                       (b)                           (c)
-------------------------  -----------------------  ---------------------------  ----------------------------
Equity compensation plans    0                           0                             0
approved by security
holders
-------------------------  -----------------------  ---------------------------  ----------------------------
Equity compensation plans    1,910,000                   $ 0.05                        3,090,000
not approved by security
holders
-------------------------  -----------------------  ---------------------------  ----------------------------
TOTAL                        1,910,000                   $ 0.05                        3,090,000
-------------------------------------------------------------------------------------------------------------

For information relating to the equity compensation plan, reference is made to footnote 11 to our Financial Statements, Stock Holders Equity.

In October of 2002, the Company sold 1,050,000 at $0.02 per share to four investors for an aggregate price of $21,000. In December 2002, the Company sold 6,000,000 shares of stock at $0.025 to one investor for an aggregate price of $150,000. These transactions are exempt from registration pursuant to section
4.2 of the Act.

COMPANY TRANSFER AGENT:

                     Deposit Guaranty Insurance Corporation
                     PO Box 8207
                     Bacliff, Texas 77518-8207

DIVIDENDS

We presently intend to retain future earnings to support our growth. Any payment of cash dividends in the future will be dependent upon: the amount of funds legally available therefore; our earnings; financial condition; capital requirements; and other factors which our Board of Directors deems relevant.


                                     PART II


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following is a discussion of our financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with our Consolidated Financial Statements and the notes thereto included elsewhere in this Form 10-KSB.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates and assumptions provide a basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and these differences may be material.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

OIL AND GAS PRODUCING ACTIVITIES

The Company follows the "successful efforts" method of accounting for its oil and gas properties. Under this method of accounting, all property acquisition costs (cost to acquire mineral interests in oil and gas properties) and costs (to drill and equip) of exploratory and development wells are capitalized when incurred, pending determination of whether the well has found proved reserves. If an exploratory well has not found proved reserves in commercial quantities, the costs associated with the well are charged to expense. The costs of development wells are capitalized whether productive or nonproductive. Geological and geophysical costs and the costs of carrying and retaining undeveloped properties are expensed as incurred. Management estimates that the salvage value of lease and well equipment will approximately offset the future liability for plugging and abandonment of the related wells. Accordingly, no accrual for such costs has been recorded.

Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of impairment by providing an impairment allowance. Other unproved properties are amortized based on the Company's average holding period. Capitalized costs of producing oil and gas properties after considering estimated dismantlement and abandonment costs and estimate salvage values, are depreciated and depleted by the unit-of-production method. On the sale or retirement of a complete unit of a proved property, the cost and related accumulated depreciation, depletion, and amortization are eliminated from the property accounts, and the resultant gain or loss is recognized. On the retirement or sale of a partial unit of proved property, the cost is charged to accumulated depreciation, depletion, and amortization with a resulting gain or loss recognized in the statement of operations.

On the sale of an entire interest in an unproved property for cash or cash equivalent, gain or loss on the sale is recognized, taking into consideration the amount of any recorded impairment if the property had been assessed individually. If a partial interest in an unproved property is sold, the amount received is treated as a reduction of the cost of the interest retained.

OIL AND GAS REVENUES

Oil and gas revenues will be recorded under the sales method. Under this method the Company will recognize oil and gas revenues when production occurs and will accrue revenue relating to production for which the Company has not received payment. As of December 31, 2002, $75,000 in revenue was received from the sale of the Company's interest in the Nacatoch Light #1 and Bell #7 wells.


GENERAL

Consolidated Medical Management, Inc. ("CMMI"), was incorporated under the laws of the State of Montana on August 13, 1981 under the name Golden Maple Mining and Leaching Company, Inc. On October 12, 2001, we changed our name to Consolidated Medical Management, Inc. CMMI's address was 5161 San Felipe, Suite 320, Houston, Texas 77056 until June 2003 when the company moved offices to 7500 San Felipe, Suite 600, Houston, Texas 77063.

RESULTS OF OPERATIONS

The Company had no revenue and no operations in 2000 and 2001. CMMI participate in the drilling of two prospects in 2002. They are in Caddo Parish, Louisiana and Edwards County, Texas

In Caddo Parish, Louisiana two 1000' wells were designed to test the Nacatoch formation. In December 2002, CMMI sold their interest in the Nacatoch Light #1 and Bell #7 wells for $75,000. CMMI has successfully raised the capital to develop 10 additional Nacatoch wells in Caddo Parish, La.

In Edwards County, Texas CMMI has partnered with PAR in an Ellenberger horizontal test. CMMI's joint venture well went to sales on March 16, 2003. Current plans are to try and acquire additional drill sites in the immediate area.

COMPARISON OF YEAR ENDED DECEMBER 31, 2002 TO THE YEAR ENDED DECEMBER 31, 2001

The Company increased its net loss from $89,461 in 2001 to $299,612 in 2002. This loss was attributable to the increase in drilling activity in 2002 compared to 2001. The Company commenced drilling on their two prospects (Caddo Parish, Louisiana and Edward County, Texas) in the fourth quarter of 2002. No revenues had been derived from these wells at December 31, 2002.

Total Operating Expenses decreases from $597,265 in 2001 to $244,489 in 2002. This was primarily due to a decrease in consulting expenses or stock based compensation Stock-based compensation declined based on decreased activity in the Company as plans were made develop two leases in Texas and Louisiana.

LIQUIDITY  AND  CAPITAL  RESOURCES

The Company used funds private placements received from investors to invest in two oil and gas as well as to operate the company. The Company will begin generating some revenue from these investments in the second quarter of 2003.

Currently, the liabilities shown on the balance sheet are current trade payables, and accrued expenses and convertible debenture expenses related to financing activities when the Company was engaged in the delivery of turn-key management services for the home health industry, predominately in south Louisiana

Continuing negative operating results produced a working capital deficit of $793,506 for the year ended December 31, 2002. The Company's recurring negative financial results raise substantial doubt about the Company's ability to continue as a going concern.

We will need approximately $50,000 in additional cash in order to remain Viable as a going concern through the end of the current fiscal year. The Company will need to raise additional funds through additional debt or equity financing. There can be no assurance that additional equity or debt financing will be available when needed or on terms acceptable to the Company.

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

2003 OUTLOOK

The Company intends to invest in additional oil and gas projects. The Company has currently invested in the two drilling prospects described above. CMMI is also continuing to evaluate and develop the prospects that were underway, but incomplete in 2002. The investment level will be heavily dependent on securing additional capital from investors or debt. There is no assurance that additional equity or debt financing will be available on terms acceptable to Management.

ACCOUNTING MATTERS AND RECENTLY ISSUED PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," which requires all business combinations initiated after June 30, 2001 be accounted for using the purchase method. In addition, SFAS No. 141 further clarifies the criteria to recognize intangible assets separately from goodwill. Specifically, SFAS No. 141 requires that an intangible asset may be separately recognized only if such an asset meets the contractual-legal criterion or the separability criterion. The implementation of SFAS No. 141 did not have a material impact on the Company's results of operations or financial position.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," under which goodwill and intangible assets with indefinite useful lives are no longer amortized but will be reviewed for impairment annually, or more frequently if certain events or changes in circumstances indicate that the carrying value may not be recoverable. The impairment test for goodwill involves a two-step process: step one consists of a comparison of the fair value of a reporting unit with its carrying amount, including the goodwill allocated to each reporting unit. If the carrying amount is in excess of the fair value, step two requires the comparison of the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. Any excess of the carrying value of the reporting unit goodwill over the implied fair value of the reporting unit goodwill will be recorded as an impairment loss. The impairment test for intangible assets with indefinite useful lives consists of a comparison of fair value to carrying value, with any excess of carrying value over fair value being recorded as an impairment loss. Intangible assets with finite useful lives will continue to be amortized over their useful lives and will be reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The implementation of SFAS No. 142 at did not have a material impact on the Company's results of operations or financial position.

In August 2001, the FASB issued SFAS No. 144, which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and certain provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 retains the fundamental provisions of SFAS No. 121 related to: (i) the recognition and measurement of the impairment of long-lived assets to be held and used, and (ii) the measurement of long-lived assets to be disposed by sale. It provides more guidance on estimating cash flows when performing recoverability tests, requires long-lived assets to be disposed of other than by sale to be classified as held and used until disposal, and establishes more restrictive criteria to classify long-lived assets as held for sale. In addition, SFAS No. 144 supersedes the accounting and reporting provisions of APB Opinion No. 30 for the disposal of a segment of a business. However, it retains the basic provisions of APB Opinion No. 30 to report discontinued operations separately from continuing operations and extends the reporting of a discontinued operation to a component of an entity.

The Company has evaluated the carrying value of long-lived assets, including associated intangibles. The company performed an evaluation of recoverability by comparing the estimated future undiscounted cash flows associated with the assets to its carrying amount to determine if a write down was required. Based upon the Company's evaluation, impairment reserves were recorded for certain long-lived assets in both 2002 and 2001. However, there can be no assurances that our ongoing evaluation would not result in further impairment-related write-downs.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. In addition, SFAS No. 146 establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002, but early adoption is permitted. The Company does not expect SFAS No 146 to have a significant impact on its financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation", which amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting for stock based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock based employee compensation. Finally, SFAS No. 148 amends APB Opinion No. 28, "Interim Financial Reporting", to require disclosure of those effects in interim financial statements. SFAS No. 148 is effective for fiscal years ended after December 15, 2002, but early adoption is permitted. The Company will adopt the quarterly disclosure requirements of SFAS No. 148 on January 1, 2003; however, the adoption is not expected to have a significant impact on the Company's financial reporting.


ITEM 7. FINANCIAL STATEMENTS
The financial statements of the Company are set forth beginning on page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None

                                    PART III


ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
The directors and officers of the Company, as of March 26, 2003, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. The officers serve at the will of the Board of Directors.

DIRECTORS AND EXECUTIVE OFFICERS
Set forth below are the names, ages, and positions of the executive officers and directors of the Company.

Name            Age   Office

Sonny Wooley    64    Chairman of the Board of Directors and Chief Operating Officer
Timothy Byrd    41    Chief Executive Officer, Chief Financial Officer and Director

SONNY WOOLEY, 64,
Chairman of the Board of Directors and Chief Operating Officer

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

TIMOTHY G. BYRD, SR., 41
Chief Executive Officer and Director

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

All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. There are no agreements with respect to the election of Directors. Officers are appointed annually by our Board of Directors and each Executive Officer serves at the discretion of our Board of Directors. We do not have any standing committees.

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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the Company's officers, directors and persons who own more than 10% of the Company's Common Stock to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% stockholders are required by regulation to furnish the Company with copies of all forms they file pursuant to
Section 16(a) of the Exchange Act.

We believe that all persons subject to Section 16(a) of the Exchange Act in connection with their relationship with us have complied on a timely basis.

ITEM 10. EXECUTIVE COMPENSATION

                     Annual Compensation                   Long Term Compensation Awards
                    ---------------------                ---------------------------------
                         Payouts
                         -------
Name and            Year  Salary   Bonus   Other Annual  Restricted   Securities     LTIP      All Other
Principal Position          ($)     ($)    Compensation     Stock     Underlying   Payouts   Compensation
                                                          Award(s)     Options /     ($)          ($)
                                                                         SARs
                                                                          (#)
------------------  ----  -------  ------  ------------  -----------  -----------  --------  -------------
Timothy G.
Byrd, Sr.           2000      -0-     -0-           -0-          -0-          -0-       -0-            -0-
CEO, CFO            2001      -0-     -0-    200,000(1)          -0-          -0-       -0-            -0-
and Director        2002   50,000     -0-    100,000(2)          -0-          -0-       -0-            -0-
------------------  ----  -------  ------  ------------  -----------  -----------  --------  -------------

(1)  100,000 Stock Options with a cost basis of $0.25 and
       100,000 Stock Option with a cost basis of $0.50
(2)  Stock  Options  with  a  cost  basis  of  $0.05



OPTIONS/SAR GRANTS IN LAST FISCAL YEAR:

            Individual  Grants
----------------------------------------------------------------------------------------------
Name        Number of     Percent of     Exercise      Expiration   Grant Date       Present
            Securities    Total          of Base       Date                          Value ($)
            Underlying    Options /      Price
            Options/      SARs           ($/sh)
            SARs          Granted to
            Granted       Employees
             (#)          in Fiscal
                          Year
----------  ------------  ------------  -------------  ----------  ---------------  ----------
Timothy G.
Byrd, Sr.    100,000           50%         $   .05       1-7-05         1-7-02      $    3,500
----------  ------------  ------------  -------------  ----------  ---------------  ----------
Sonny
Wooley       100,000           50%         $   .05       1-7-05         1-7-02      $    3,500
----------  ------------  ------------  -------------  ----------  ---------------  ----------


AGGREGATED OPTION EXERCISES IN LAST FISCAL YEARS AND FY-END OPTION VALUES

  _______________________________

  (1)

  (2)

--------------  ------------    ----------------   ----------------     ---------------
Name             Shares          Value Realized       Number of         Value of
                 Acquired on          ($)             Securities        Unexercised In-
                 Exercise (#)                         Underlying        The-Money
                                                      Unexercised       Options/SARs
                                                      Options / SARs    At Fiscal Year-
                                                      At Fiscal Year-   End ($)
                                                      End (#)           Exercisable /
                                                      Exercisable /     Unexercisable
                                                      Unexercisable
--------------  ------------    ----------------   ----------------     ---------------
Timothy G.
Byrd, Sr.          100,000           $   5,000             -0-                -0-
--------------  ------------    ----------------   ----------------     ---------------
Sonny
Wooley             100,000           $   5,000             -0-                -0-
--------------  ------------    ----------------   ----------------     ---------------



ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Based upon information received from the persons concerned, each person known to us to be the beneficial owner of more than five percent of the outstanding shares of our Common Stock, each director, each of the named executive officers and all of our directors and officers as a group, owned beneficially as of March 26, 2003, the number and percentage of outstanding shares of our Common Stock indicated in the following table:

NAME AND ADDRESS OF
BENEFICIAL OWNER                      NUMBER OF SHARES (1)        PERCENTAGE

Mr. Sonny Wooley                          3,021,000*                  8%
7500 San Felipe,
Suite 600
Houston, Texas 77063

Mr. Timothy G. Byrd, Jr.                  1,500,000                   4%
7500 San Felipe,
Suite 600
Houston, Texas 77063

All directors and executive officers
as a group (3 people)                     4,521,000                  12%


North American Reserve Corp.              6,000,000                   6%
422 South Broadway
Tyler, TX 75702

*    196,000  shares  held  indirectly

(1) Unless otherwise indicated, all shares are held directly with sole voting and investment power.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None


ITEM 13 EXHIBITS AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report: None

(b) Reports on Form 8-K: None


ITEM 14. CONTROLS AND PROCEDURES

Timothy G. Byrd, our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures are appropriate and effective. They have evaluated these controls and procedures as of a date within 90 days of the filing date of this report on Form 10-KSB. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                   SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the undersigned has duly caused this Form 10-KSB to be signed on its behalf by the undersigned, there unto duly authorized, in the City of Houston, Texas, on April 23, 2003.


CONSOLIDATED MEDICAL MANGEMENT, INC.

By: /s/ Timothy G. Byrd, Sr.


------------------------------------
Timothy G. Byrd, Sr. Chief Executive Officer, CFO and Director


Pursuant to the requirements of the Securities Exchange Act of 1933, this 10-KSB has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Signature           Name and Title                             Date



/s/Sonny Wooley     Chairman of the Board of Directors
------------------  and Chief Operating Officer                April 23, 2003
Sonny Wooley




/s/Timothy G. Byrd  Chief Executive Officer,                   April 23, 2003
------------------  and CFO and Director
Timothy G. Byrd

CERTIFICATIONS

I, Timothy G. Byrd, certify that:

1. I have reviewed this annual report on Form 10-KSB of Consolidated Medical Management, Inc.;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 23, 2003
/s/Timothy G. Byrd
------------------
Chief Executive Officer and
Director

I, Timothy G. Byrd, certify that:

1. I have reviewed this annual report on Form 10-KSB of Consolidated Medical Management, Inc.;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 23, 2003
/s/ Timothy G. Byrd
-------------------
Timothy G. Byrd
Chief Financial Officer

Certification  of  Chief  Executive  Officer of Consolidated Medical Management,
--------------------------------------------------------------------------------
Inc.  pursuant to Section 906 of the Sarbanes-Oxley Act of 1992 and Section 1350
--------------------------------------------------------------------------------
of  18  U.S.C.  63.
------------------

I, Timothy G. Byrd, the Chief Executive Officer of Consolidated Medical Management, Inc. hereby certify that to my knowledge, Consolidated Medical Management, Inc. annual report on Form 10-KSB for the period ended December 31, 2002, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in the periodic report on Form 10-KSB and the financial statements contained therein fairly presents, in all material respects, the financial condition and results of the operations of Consolidated Medical Management, Inc.


Date:  April 23, 2003               /s/Timothy G. Byrd
                                    ------------------
                                    Timothy G. Byrd
                                    Chief Executive Officer


Certification  of  Chief  Financial  Officer of Consolidated Medical Management,
--------------------------------------------------------------------------------
Inc.  pursuant to Section 906 of the Sarbanes-Oxley Act of 1992 and Section 1350
--------------------------------------------------------------------------------
of  18  U.S.C.  63.
------------------

I, Timothy G. Byrd, the Chief Financial Officer of Consolidated Medical Management, Inc. hereby certify that to my knowledge, Consolidated Medical Management, Inc. annual report on Form 10-KSB for the period ended December 31, 2002, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in the annual report on Form 10-KSB and the financial statements contained therein fairly presents, in all material respects, the financial condition and results of the operations of Consolidated Medical Management, Inc.

Date:  April 23, 2003               /s/Timothy G. Byrd
                                    ------------------
                                    Timothy G. Byrd
                                    Chief Executive Officer

                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT



To the Board of Directors and Shareholders
Consolidated Medical Management, Inc.

We have audited the accompanying consolidated balance sheet of Consolidated Mineral Management, Inc. and subsidiaries (Company) as of December 31, 2002 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and subsidiaries as of December 31 2002 and 2001, and the consolidated results of their operations and their cash flows for the years ended December 31, 2002 and 2001 then ended in conformity with accounting principles generally accepted in the United States.


                                     Clyde Bailey
                                     Certified Public Accountant


March 22, 2003

                            CONSOLIDATED MINERAL MANAGEMENT, INC.
                                   (A MONTANA CORPORATION)

                             Consolidated Statement of Cash Flows
                        FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


                                                                          2002        2001
                                                                       ----------  ----------
Cash Flows from Operating Activities:
------------------------------------
  Net Income (Loss)                                                    $(504,564)  $(167,551)
  Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by
    Operating Activities:
      Non Cash Consulting and Services Paid by Stock Issue               206,866     424,540
      Stock Cancelled                                                          -    (400,000)
      (Increase) Decrease in Note Receivable                                   -    (396,003)
      (Decrease) Increase in Accrued Officer's Salary                    100,000           -
      (Decrease) Increase in Accounts Payable                                  -     167,288
      (Decrease) Increase in Accrued Expenses                             61,173      81,258
                                                                       ----------  ----------

      Net Cash Provided Used by Operating Activities                   $(136,525)  $(290,468)
                                                                       ----------  ----------

Cash Flows from Investing Activities:
-------------------------------------

  Abandon of Assets,net                                                        -      17,415
  Payments of Stock Subscriptions Receivable                              58,453           -
  Oil & Gas Properties - Non Producing                                   (65,322)          -
                                                                       ----------  ----------

      Net Cash Provided Used by Operating Activities                   $  (6,869)  $  17,415
                                                                       ----------  ----------


Cash Flows from Financing Activities:
-------------------------------------

  Proceeds from Issuance of Common Stock                                 201,000     269,307
  Payments on Short-Term Debt                                                  -           -
  Payments on Long-Term Debt                                                   -           -
                                                                       ----------  ----------

      Net Cash Provided Used by Financing Activities                   $ 201,000   $ 269,307
                                                                       ----------  ----------

Net Increase (Decrease) in Cash                                        $  57,606   $  (3,746)

Cash, Beginning of period                                                  5,470       1,724
                                                                       ----------  ----------

Cash, End of period                                                    $  63,076   $   5,470
                                                                       ==========  ==========

Supplemental Disclosure of Cash Flow Information
  Cash Paid During the Year for:
    Interest                                                           $       -   $       -
                                                                       ==========  ==========
    Income Taxes                                                       $       -   $       -
                                                                       ==========  ==========

                                      CONSOLIDATED MINERAL MANAGEMENT, INC.
                                              (A MONTANA CORPORATION)

                       Consolidated Statements of Changes in Stockholders' Equity (Deficit)
                                  FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


                                           Common Stock
                                                              Additional  Subscription   Retained
                                                                 Paid      ------------  Earnings
                                          Shares     Amount   In Capital   Receivable    (Deficit)     Total
                                        -----------  -------  -----------  -----------  -----------  ---------

   Balance December 31, 2000            15,026,087   15,026    2,915,711                (3,847,763)  (917,027)

   Shares Cancelled                     (4,400,000)  (4,400)                                           (4,400)

   Share Correction                            360        4                                                 4

   Shares Issued for Services              870,686      871       67,939                               68,810

   Shares Issued for S-8 Filings         2,090,160    2,090      569,411     (396,003)                175,498

   Rounding                                                                                                 1

   Net Income (Loss)                                                                      (167,551)  (167,551)

                                        ----------------------------------------------------------------------
   Balance December 31, 2001            13,587,293   13,591    3,553,061     (396,003)  (4,015,314)  (844,665)
                                        ======================================================================

  Stock Issued into Escrow Account       4,000,000    4,000                                             4,000

  Shares Cancelled                      (1,025,000)  (1,025)    (264,478)     328,753                  63,250

  Shares Issued for S-8 Filings          1,510,000    1,510       73,990                               75,500

  Shares Issued for Options                400,000      400       19,600                               20,000

  Shares Issued for Services             1,657,143    1,657      100,912                              102,569

  Shares Issued per Private Placement    8,550,000    8,550      192,450                              201,000

  Net Income                                                                              (504,564)  (504,564)

                                        ----------------------------------------------------------------------
  Balance December 31, 2002             28,679,436   28,683    3,675,535      (67,250)  (4,519,878)  (882,910)
                                        ======================================================================

                      CONSOLIDATED MINERAL MANAGEMENT, INC.
                            (A MONTANA CORPORATION)

                      Consolidated Statement of Operations
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


                                       ------------  ------------
                                           2002          2001
                                       ------------  ------------
Revenues                               $         -   $    78,090

Operating Expenses
  Personnel Costs                          168,143        71,003
  Consulting                                67,871       365,551
  Investor Relations                        89,987        95,761
  Other Expenses                            76,924        13,236
  Legal and Professional                    41,541        42,489
  Office Expense                             4,074         7,345
  Occupancy                                 19,851         1,880
                                       ------------  ------------
                                                 -
  Total Operating Expenses                 468,391       597,265

Income (Loss) from Operations             (468,391)     (519,175)

Other Income (Expenses)
  Merger and Acquisition Expenses                -       400,000
  Other                                     25,000       110,972
  Interest Expense                         (61,173)      (81,258)
  Interest Income                                -             -
                                       ------------  ------------

                                           (36,173)      429,714

Income (Loss) before Income Taxes         (504,564)      (89,461)

Income Tax Expense (Benefit)                     -             -
                                       ============  ============

Net Income (Loss)                      $  (504,564)  $   (89,461)
                                       ============  ============

Net Income (Loss) per Share, Basic     $    (0.019)  $    (0.007)
                                       ============  ============

Net Income (Loss) per Share, Diluted   $    (0.019)  $    (0.007)
                                       ============  ============

                                                 -
Weighted Average Number of Shares       26,385,081    13,194,917
                                       ============  ============

                      CONSOLIDATED MINERAL MANAGEMENT, INC.
                            (A MONTANA CORPORATION)

                           Consolidated Balance Sheet
                            AS OF DECEMBER 31, 2002

                                     ASSETS
                                     ------
Current Assets
--------------
  Cash                                                    $    63,076
                                                          ------------

    Total Current Assets                                                     63,076

                                                                        ------------
Other Assets:
  Oil & Gas Properties - Non Producing                         65,322         65,322
                                                          ------------  ------------

    Total Assets                                                        $   128,398
                                                                        ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

Current Liabilities
-------------------
  Notes Payable-Current Portion                           $    25,767
  Accounts Payable                                            108,012
  Accrued Officer's Salaries                                  100,000
  Accrued Expenses                                            257,803
  Convertible Debentures                                      465,000

                                                          ------------
    Total Current Liabilities                                               956,582

  Notes Payable - Long Term Portion                            54,726
                                                          ------------
    Total Long-Term Liabilities                                              54,726
                                                                        ------------

    Total Liabilities                                                     1,011,308

Commitments and Contingencies:                                                    -
------------------------------

Stockholders' Equity
--------------------
  Preferred Stock                                                   -
    20,000,000 authorized shares, par value $.001
    no shares issued and outstanding
  Common Stock                                                 28,683
    50,000,000 authorized shares, par value $.001
    28,679,436 shares issued and outstanding
  Additional Paid-in-Capital                                3,675,535
  Subscription Receivable                                     (67,250)
  Accumulated Deficit                                      (4,519,878)
                                                          ------------
    Total Stockholders' Equity (Deficit)                                   (882,910)
                                                                        ------------

    Total Liabilities and Stockholders' Equity (Deficit)                $   128,398
                                                                        ============

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The Company (formerly Consolidated Medical Management) was incorporated under the laws of the State of Montana on August 13, 1981. The Company ceased its mining operations in 1985, and discontinued all business operations in 1990. On May 23, 1998, the Company acquired all the common stock of Consolidated Mineral Management, Inc. (a private Louisiana corporation, hereafter sometimes referred to as "CMMI-LA" or "subsidiary") in a stock for stock exchange transaction, whereupon, CMMI-LA became a wholly owned subsidiary of the Company. In August of 2001, the Company decided to refocus on the oil and gas industry.


PRINCIPLES OF CONSOLIDATION
---------------------------

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

     -    CASH FLOWS AND CONCENTRATION OF CREDIT RISK

     Cash consists principally of demand deposits at commercial banks. These balances, as reflected in the bank's records, are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 2002 and 2001, the Company's deposits did not exceed the insured limits.

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUATION)
--------------------------------------------------------------------------

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

     -    FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying value of financial instruments including marketable securities, notes and loans receivables, accounts payable and notes payable approximate their fair values at December 31, 2002.

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

     -    RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company does not expect that there will be a material impact from the adoption of SFAS No. 143 on its financial position, results of operations, or cash flows.

     In  August  2001,  the  FASB  issued  SFAS  No.  144,  "Accounting  for the
     Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of", and the accounting and reporting provisions of Accounting Principles Board Statement ("APB") 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. The Company is required to adopt SFAS No. 144 on October 1, 2002. The Company does not expect that the adoption of SFAS No. 144 will have a material effect on its financial position, results of operations or cash flows.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4,44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 requires the classification of gains and losses from extinguishments of debt as extraordinary items only if they meet certain criteria for such classification in APB No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions". Any gain or loss on extinguishments of debt classified as an extraordinary item in prior periods that does not meet the criteria must be reclassified to other income or expense. These provisions are effective for fiscal years beginning after May 15, 2002. Additionally, SFAS No. 145 requires sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. These lease provisions are effective for transactions occurring after May 15, 2002. The Company does not expect the adoption of SFAS No. 145 to have a material effect on its financial position, results of operations or cash flows.

     In  July  2002,  the  FASB  issued  SFAS  No.  146  , "Accounting for Costs
     Associated with Exit or Disposal Activities". SFAS No. 146 replaces "Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have a material effect on its financial position, results of operations or cash flows.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation", which amends SFAS No. 123 to provide alternative methods of transaction for an entity that voluntarily changes to the fair value method of accounting for stock based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock based employee compensation. Finally, SFAS No. 148 amends APB Opinion No. 28, "Interim Financial Reporting", to require disclosure of those effects in interim financial statements. SFAS No. 148 is effective for fiscal years ended after December 15, 2002, but early adoption is permitted. The Company intends to continue to measure stock based compensation in accordance with APB Opinion No. 25 but will begin reporting the additional quarterly disclosures required by SFAS No. 148 in the quarter ending March 31, 2003.


NOTE 2 - LEASE COMMITMENTS
--------------------------
The office lease, currently in Houston, Texas, has a monthly rent of $193 per month.

NOTE 3 - OIL & GAS PROPERTIES - NON PRODUCING
---------------------------------------------
During 2002, the Company invested in several drilling costs of oil & gas wells. In November of 2002, the Company sold two wells with a profit of $25,000 that is recorded in other income. As of December 31, 2002, none of the wells had been completed.

NOTE 4 - NOTES PAYABLE
----------------------

     Note payable to GE Capital, financing the phone system,
     In the original amount of $10,222, dated September 16,
     1997, payable in thiry-nine installments of $341 with
     interest at 12.5%, secured by a pledge of the phone
     system                                                               $    3,760

     Four (4) notes payable to Spectrum Financial, Inc., a
     Related party of the Company, dated September 29, 1998,
     Due July 29, 2000, interest at 10%, payable on maturity,
     unsecured                                                                76,733
                                                                          -----------

       Total Notes Payable                                                    80,493
             Less Current Portion                                            (25,767)
                                                                          -----------
       Long Team Portion                                                  $   54,726
                                                                          ===========

     Maturities of Notes Payable over the next years are:

             2003                                                         $   25,767
             2004 and thereafter                                              54,726
                                                                          -----------
                                                                          $   80,493
                                                                          ===========

NOTE 5 - CONVERTIBLE DEBENTURES AND NOTES PAYABLE
-------------------------------------------------

The Company issued convertible debentures in 1998 that are subordinated to bank debt and secured leases. The debentures are otherwise unsecured but are given a preference over unsecured debt. The debentures include interest at fifteen (15%) percent, interest is payable in monthly installments. Each debenture has a conversion right for each holder to convert the debenture principal to shares of the Company's common stock at the greater of $2.50 per share or ninety (90%) percent of the bid price, whichever is greater on the date of conversion. Accrued interest and any principal amount not converted to shares of stock will be paid in cash at conversion. The debentures are due one year from date of issue. All debentures issued in 1998 were due in 1999, and they are in default as of December 31, 2002.

The Company issued convertible promissory notes payable in 1998. The notes are unsecured and include interest at ten (10%) percent, interest is payable in monthly installments. Each note has a conversion right for each holder to convert the note's unpaid principal to shares of the Company's common stock based on $2.50 per share, or a total of 90,000 at the note holder's discretion. Accrued interest and any principal amount not converted to shares of stock will be paid in cash at conversion. As of December 31, the company had issued and outstanding $325,000 in debentures. The notes were due July 31, 1999, and they are in default as of December 31, 2002.

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


     Total  Convertible  Debentures  and  Notes Payable       $    465,000
     Less:  Current  Portion                                      (465,000)
                                                              -------------
     Long-Term  Portion                                       $        -0-
                                                              =============



NOTE 6 - INCOME TAXES
---------------------

The provision for income taxes years ended December 31, 2002 and 2001 consists of the following:

                                                     2002      2001
                                                   --------  --------
          Current Provision
            Federal                                $     -   $     -
            State                                        -         -
          Deferred Provision (Benefit)                   -         -
                                                   --------  --------

            Total Income Tax Expense (Benefit)     $     -   $     -
                                                   ========  ========

The effective tax rate of the Company for 2002 and 2001 differs from the federal statutory rate primarily due to state income taxes, if any.

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

The net deferred tax asset or liability is composed of the following:

                                                    2002        2001
                                                 ----------  ----------

     Total Deferred Tax Assets                   $ 574,369   $ 475,228
     Less: Valuation Allowance                   (574,369)   (475,228)
                                                 ----------  ----------
         Net Deferred Tax Asset                          -           -
     Total Deferred Tax Liabilities                      -           -
                                                 ----------  ----------

         Net Deferred Tax Liability                      -           -
         Less Current Portion                            -           -
                                                 ----------  ----------
         Long-Term Portion                       $       -   $       -
                                                 ==========  ==========

The Company has net operating loss carry forwards totaling $ 4,281,621, which expires starting in 2019. Although it should be noted that there is a limitation under the Internal Revenue Service Code that could limit the amount of net operating loss carry forwards available if there is a change in control of the Company.


NOTE 7 - COMMON AND PREFERRED STOCK
-----------------------------------

COMMON STOCK
------------

The Company's common stock is $0.001 par value, there are 50,000,000 shares authorized as of December 31, 2002. As of December 31, 2002 and 2001, the Company had 28,679,436 and 13,587,293 shares issued and outstanding, respectively.

The Common Stock activities for 2002 were as follows:
     1) The Company placed the 4,000,000 shares that were cancelled in 2001 into an escrow account to be used for Company operations.
     2) A total of 724,445 shares were issued for public relations at a cost of $83,614.
     3) Pursuant to a private placement agreement a total of 8,550,000 shares were issued for a total of $200,000.
     4) A total of 400,000 common shares were issued for $20,000 pursuant to an option program.
     5) The Company issued 1,510,000 pursuant to an S-8 program filed in 2001. A total of $75,000 was received for this program.

PREFERRED STOCK
---------------

In 1998, the Company amended its articles to authorize Preferred Stock. There are 20,000,000 shares authorized with a par value of $ 0.001. The shares are non-voting and non-redeemable by the Company. The Company further designated two series of its Preferred Stock: "Series 'A' $12.50 Preferred Stock" with 2,159,193 shares of the total shares authorized and "Series 'A' $8.00 Preferred Stock," with the number of authorized shares set at 1,079,957 shares. As of December 31, 2002 and 2001 there are no shares issued and outstanding.

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

NOTE 8 - EARNINGS PER SHARE
---------------------------

Earnings  per  share for the year ended December 31,2002 is computed as follows:

                                             Income            Shares          Per-Share
                                           (Numerator)     ( Denominator )      Amount
                                       ------------------  ---------------  --------------
Net Income (Loss)                          ($291,590)

Basic EPS
   Income (Loss) available                  (291,590)         26,385,081       ($0.011)
   to common stockholders


Effect Dilutive Securities                                       186,000
   Convertible Debt

Dilutive EPS                               ($291,590)         26,571,081       ($0.013)
                                       ------------------  ---------------  --------------
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


NOTE 9 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

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

NOTE 10 - NON CASH FINANCING TRANSACTIONS
-----------------------------------------

During 2002 and 2001, the Company issued stock in exchange for services of $166,548 (1,657,143 common shares issued) for year ended December 31, 2002 and $365,551 (2,090,160 common shares issued) for the year ended December 31, 2001.


NOTE  11  -  STOCK  OPTIONS
---------------------------

In 2002, the Company granted options to two of its directors totaling 200,000 shares with an option price of $.05. In 2001, the Company granted options to key employees and directors totaling 1,900,000 with an option price ranging from $.19 to $.50 per share.

No compensation costs were charged to income under these plans.

NOTE 12 - GOING CONCERN
-----------------------

The Company has sustained a net loss of $504,564 and has Stockholders' Equity (Deficit) of ($882,910). These losses and deterioration of its financial condition, as demonstrated by the deficit in working capital of ($793,506), coupled with the lack of operations and being default on the notes and debentures substantial doubt about the Company's ability to continue as a going concern.


NOTE 13 - FAIR VALUES
---------------------

The Company has a number of financial instruments, none of which are held for trading purposes. The Fund estimates that the fair value of all financial instruments at December 31, 2001 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet.


NOTE 14 - SUBSEQUENT EVENTS
---------------------------

No other material subsequent events have occurred that warrants disclosure since the balance sheet date.