Form 10QSB
period 2003-03-31
CONSOLIDATED MEDICAL MANAGEMENT INC
filed 2003-05-21
CIK 700815

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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
Yes [X] No [ ]

The number of shares outstanding of the Company's common stock as of March 31, 2003 is shown below:

Title of Class                                 Number of Shares Outstanding
Common Stock, par value $.001 per share        35,618,486

                   Documents Incorporated by Reference:  None

                      CONSOLIDATED MEDICAL MANAGEMENT, INC.

                                   FORM 10-QSB

                                Table of Contents

PART I - FINANCIAL INFORMATION

Item 1 - Financial Information

Item 2 - Management's Discussion and Analysis of Financial Condition or Plan of Operations

Item 3 -   Controls and Procedures


PART II - OTHER INFORMATION

Item 2 - Changes in Securities and Use of Proceeds

Item 6 - Exhibits and Reports on Form 8-K

SIGNATURES

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

The financial statements of the company are set forth beginning on page F-1.

PART I - FINANCIAL INFORMATION
------------------------------

                          ITEM 1.  FINANCIAL STATEMENTS
AS USED HEREIN, THE TERM "COMPANY" REFERS TO CONSOLIDATED MEDICAL MANAGEMENT INC. UNLESS OTHERWISE INDICATED. CONSOLIDATED UNAUDITED INTERIM FINANCIAL STATEMENTS INCLUDING A BALANCE SHEET FOR THE COMPANY AS OF THE QUARTER ENDED MARCH 31, 2003, STATEMENT OF OPERATIONS, AND STATEMENT OF CASH FLOWS FOR THE INTERIM PERIOD UP TO THE DATE OF SUCH BALANCE SHEET AND THE COMPARABLE PERIOD OF THE PRECEDING YEAR ARE ATTACHED AS PAGES 3 THROUGH 5 AND ARE INCORPORATED HEREIN BY THIS REFERENCE.






                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                               CONSOLIDATED MINERALS MANAGEMENT, INC.
                                      (A MONTANA CORPORATION)
                                     CONSOLIDATED BALANCE SHEET
                                            (UNAUDITED)

                                               ASSETS
                                               ------


                                                               MARCH 31, 2003    DECEMBER 31, 2002
                                                              ----------------  -------------------

Current Assets
--------------
  Cash                                                        $           988   $           63,076

                                                              ----------------  -------------------
      Total Current Assets                                                988               63,076

Oil & Gas Properties - Non Producing                                   84,958               65,322
                                                              ----------------  -------------------
      Total Assets                                            $        85,946   $          128,398
                                                              ================  ===================

                       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                       ----------------------------------------------

Current Liabilities
-------------------
  Notes Payable-Current Portion                               $        25,767   $           25,767
  Accounts Payable                                                    108,012              108,012
  Accrued Officers' Salaries                                           44,250              100,000
  Accrued Expenses                                                    269,428              257,803
  Convertible Debentures                                              465,000              465,000
    and Notes Payable-Current Portion
                                                              ----------------  -------------------
      Total Current Liabilities                                       912,457              956,582

  Notes Payable - Long Term Portion                                    54,726               54,726

                                                              ----------------  -------------------
      Total Long-Term Liabilities                                      54,726               54,726

      Total Liabilities                                       $       967,183   $        1,011,308

Commitments and Contingencies:                                                                   -
------------------------------

Stockholders' Equity
--------------------
  Preferred Stock
    20,000,000 authorized shares, par value $.001             $             -   $                -
    no shares issued and outstanding

  Common Stock
  $0.001 par value, 50,000,000 shares authorized 35,618,486
  shares issued and outstanding as of March 31, 2003 and               35,618               28,683
  28,679,436 shares issued and outstanding as of December
  31, 2002.


  Additional Paid-in-Capital                                        3,817,049            3,675,535
  Stock Subscription Receivable                                        (4,000)             (67,250)
  Retained Earnings (Deficit)                                      (4,729,904)          (4,519,878)
                                                              ----------------  -------------------

      Total Stockholders' Equity (Deficit)                           (881,237)            (882,910)
                                                              ----------------  -------------------

      Total Liabilities and Stockholders' Equity (Deficit)    $        85,946   $          128,398
                                                              ================  ===================

                      CONSOLIDATED MEDICAL MANAGEMENT, INC.
                             (A MONTANA CORPORATION)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                    THREE MONTHS ENDED MARCH 31,
                                    ----------------------------
                                         2003           2002
                                    -------------  -------------
Revenues                            $          -   $          -
--------

Operating Expenses
  Personnel Costs                         19,000         43,563
  Consulting                               7,950        146,000
  Legal and Professional                   5,690         10,296
  Other Expenses                           3,471          8,902
                                    -------------  -------------

  Total Operating Expenses          $     36,111   $    208,761

Income (Loss) from Operations            (36,111)      (208,761)

Other Income (Expenses)
  Interest Expense                       (11,625)       (11,625)

                                         (11,625)       (11,625)

Income (Loss) before Income Taxes   $    (47,736)  $   (220,386)

Income Tax Expense                             -              -
                                    -------------  -------------

Net Income (Loss)                   $    (47,736)  $   (220,386)
                                    =============  =============
Net Income (Loss) per Share         $    (0.0032)  $     0.0444
                                    =============  =============
                                               -

                                   CONSOLIDATED MEDICAL MANAGEMENT, INC.
                                          (A MONTANA CORPORATION)
                                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                                (UNAUDITED)


                                                                           THREE MONTHS ENDED MARCH 31,
                                                                             2003               2002
                                                                       -----------------  -----------------

Cash Flows from Operating Activities:
------------------------------------
  Net Income (Loss)                                                    $        (47,736)  $       (220,386)
  Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by
    Operating Activities:
      Depreciation and Amortization                                                   -                  -
      Non Cash Consulting and Services Paid by Stock Issue                            -            146,000
      (Increase) Decrease in Receivables                                              -            (23,952)
      (Decrease) Increase in Accounts Payable                                         -              5,012
      (Increase) Decrease in Interest Payable                                    11,625             11,625
      (Increase) Decrease in Accrued Expenses                                         -                  -
                                                                       -----------------  -----------------
           Net Cash Provided (Used) by Operating Activities            $        (36,111)  $        (81,701)
                                                                       -----------------  -----------------

Cash Flows from Investing Activities:
------------------------------------
                                                                                      0
  Note Receivable - Collections                                                       -             55,453
  Oil & Gas Properties - Non Producing                                          (19,636)                 -
                                                                       -----------------  -----------------

           Net Cash Provided (Used) by Investing Activities            $        (19,636)  $         55,453
                                                                       -----------------  -----------------

Cash Flows from Financing Activities:
------------------------------------

  Proceed from Notes Payable                                                          -              7,600
  Common Stock                                                                        -             17,011
                                                                       -----------------  -----------------

           Net Cash Provided (Used) by Financing Activities            $              -   $         24,611
                                                                       -----------------  -----------------

Net Increase (Decrease) in Cash                                        $        (55,747)  $         (1,637)

Cash, Beginning of period                                                        63,076              5,470
                                                                       -----------------  -----------------

Cash, End of period                                                    $            988   $          3,833

Supplemental Disclosure of Cash Flow Information                       $         62,088
  Cash Paid During the Period for:                                     $          6,341
    Interest                                                           $              -   $              -
                                                                       =================  =================
    Income Taxes                                                       $              -   $              -
                                                                       =================  =================

Supplemental Disclosure of Non-Cash Financing Information:
  In the quarter ended March 31, 2003 and 2002,
    Non Cash Consulting and Services Paid by Stock Issue               $              -   $        146,000

                    Consolidated Medical Management Inc. Inc.
                          Notes to Financial Statements

NOTE 1 - BASIS OF PRESENTATION
------------------------------

GENERAL
-------
The consolidated unaudited interim financial statements of the Company as of March 31, 2003 and for the three months ended March 31, 2003, included herein have been prepared in accordance with the instructions for Form 10QSB under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. The December 31, 2002 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.
Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements.

In the opinion of management, the accompanying consolidated unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at March 31, 2003, and the results of their operations for the three months ended March 31, 2003 and 2002, and their cash flows for the three months ended March 31, 2003 and 2002.

The results of operations for such periods are not necessarily indicative of results expected for the full year or for any future period. These financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2002 and related notes included in the Company's Form 10-KSB filed with the Securities and Exchange Commission

                                  ORGANIZATION
The Company was incorporated under the laws of the State of Montana on August 13, 1981. The Company ceased its mining operations in 1985, and discontinued all business operations in 1990. In August of 2001, the Company decided to refocus on the oil and gas industry and entered into several Letters of Intent only one of which survived the due diligence process.

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

CASH  FLOWS  AND  CONCENTRATION  OF  CREDIT  RISK

Cash consists principally of demand deposits at commercial banks. These balances, as reflected in the bank's records, are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 2002 and March 31, 2003, the Company's deposits did not exceed the insured limits.

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

RITICAL  ACCOUNTING  POLICIES  AND  ESTIMATES

The preparation of financial statements requires management to make estimates and assumptions that affect reported earnings. The estimates and assumptions are evaluated on an on-going basis and are based on historical experience and on other factors that management believes are reasonable. Estimates and assumptions include, but are not limited to commitments and contingencies.

The Company believes that the following represent the areas where more critical estimates and assumptions are used in the preparation of the financial statements:

LONG-LIVED ASSET IMPAIRMENTS: The Company records impairments when the carrying amounts of long-lived assets are determined not to be recoverable. Impairment is assessed and measured by an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. Changes in market conditions can impact estimated future cash flows from use of these assets and impairments charges may be required should such changes occur.

NOTE 3  -  CONVERTIBLE DEBENTURES AND NOTES PAYABLE
---------------------------------------------------

The Company issued convertible debentures in 1998 that are subordinated to bank debt and secured leases. The debentures are otherwise unsecured but are given a preference over unsecured debt. The debentures include interest at fifteen (15%) percent, interest is payable in monthly installments. Each debenture has a conversion right for each holder to convert the debenture principal to shares of the Company's common stock at the greater of $2.50 per share or ninety (90%) percent of the bid price, whichever is greater on the date of conversion. Accrued interest and any principal amount not converted to shares of stock will be paid in cash at conversion. The debentures are due one year from date of issue. All debentures issued in 1998 were due in 1999, and they are in default as of March 31, 2003.

The Company issued convertible promissory notes payable in 1998. The notes are unsecured and include interest at ten (10%) percent, interest is payable in monthly installments. Each note has a conversion right for each holder to convert the note's unpaid principal to shares of the Company's common stock based on $2.50 per share, or a total of 90,000 at the note holder's discretion. Accrued interest and any principal amount not converted to shares of stock will be paid in cash at conversion. As of December 31, the company had issued and outstanding $325,000 in debentures. The notes were due July 31, 1999, and they are in default as of March 31 2003.

                      Consolidated Medical Management, Inc.
                          Notes to Financial Statements


NOTE 3  -  CONVERTIBLE DEBENTURES AND NOTES PAYABLE (CON'T)
-----------------------------------------------------------

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



     Total Convertible Debentures and Notes Payable     $       465,000
     Less: Current Portion                                     (465,000
                                                       ----------------
     Long-Term Portion                                 $             -0
                                                       ================

NOTE  4  -  COMMON  AND  PREFERRED  STOCK
-----------------------------------------

COMMON STOCK
------------

The Company's common stock is $0.001 par value, there are 50,000,000 shares authorized as of as of December 31, 2002 and March 31, 2003, the Company had 28,679,436 and 35,618,486 shares issued and outstanding, respectively.

PREFERRED STOCK
---------------

In 1998, the Company amended its articles to authorize Preferred Stock. There are 20,000,000 shares authorized with a par value of $ 0.001. The shares are non-voting and non-redeemable by the Company. The Company further designated two series of its Preferred Stock: "Series 'A' $12.50 Preferred Stock" with 2,159,193 shares of the total shares authorized and "Series 'A' $8.00 Preferred Stock," with the number of authorized shares set at 1,079,957 shares. As of March 31, 2003 and December 31, 2002 there are no shares issued and outstanding.

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

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs that raises substantial doubt about its ability to continue as a going concern. The stockholders/officers and or directors have committed to advancing operating costs of the Company interest free

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS.

The following discussion should be read in conjunction with our unaudited consolidated interim financial statements and related notes thereto included in this quarterly report and in our audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contained in our Form 10-KSB for the year ended December 31, 2002. Certain statements in the following MD&A are forward looking statements. Words such as "expects", "anticipates", "estimates" and similar expressions are intended to identify forward looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected.

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

RESULTS OF OPERATIONS

CMMI secured funding that enabled the Company to drill two Nacatoch wells in Caddo Parrish, Louisiana. In December 2002, CMMI sold their interest in the Nacatoch Light #1 and Bell #7 wells for $75,000. CMMI has successfully raised the capital to develop 10 additional Nacotoch wells in Caddo Parish, LA. A third well has been drilled and the Company is awaiting the results.

The Company acquired a 5% working interest in PAR Minerals Corporation's Snake Bite Prospect (Richardson #1) in Edwards County, Texas. CMMI has partnered with PAR in an Ellenberger horizontal test. The well began generating revenue sales on March 16, 2003. Current plans are to try and acquire additional drill sites in the immediate area.

COMPARISON OF QUARTER ENDED MARCH 31, 2003 TO THE QUARTER ENDED MARCH 31, 2002

For the quarter ended March 31, 2003, our net loss was $43,736 as compared to $220,386 for the quarter ended March 31, 2002. The decrease is related to a decrease in consulting fees incurred from assistance developing a focused business plan and strategy for obtaining the debt or equity financing that we will need to acquire energy prospects.

Total Operating Expenses decreases from $208,761 in the first quarter 2002 to $36,111 in 2003. This was primarily due to a decrease in consulting expenses or
stock based compensation.   Stock-based compensation declined based on decreased
activity in the Company as plans were made to develop two leases in Texas and Louisiana.


LIQUIDITY AND CAPITAL RESOURCES

The Company used funds from private placements received from investors to invest in two oil and gas as well as to operate the company. The Company will begin generating some revenue from these investments in the second quarter of 2003.

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

The Company currently anticipates that its existing cash and cash equivalents balance will fund operations and continue energy development at the current level of activity into the third quarter of 2003. The Company will need to raise additional funds through additional debt or equity financing. There can be no assurance that additional equity or debt financing will be available when needed or on terms acceptable to the Company.

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

FORWARD-LOOKING INFORMATION - GENERAL
This report contains a number of forward-looking statements, which reflect the Company's current views with respect to future events and financial performance including statements regarding the Company's projections. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates", "believes", "expects", "intends", "future", "plans", "targets" and similar expressions identify forward-looking statements. Readers are cautioned to not place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof the Company undertakes no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that may arise after the date hereof. Additionally, these statements are based on certain assumptions that may prove to be erroneous and are subject to certain risks including, but not limited to, the Company's dependence on limited cash resources, and its dependence on certain key personnel within the Company. Accordingly, actual results may differ, possibly materially, from the predictions contained herein.

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

                                     PART II

Pursuant to the Instructions on Part II of the Form 10-QSB, Items 1, 3, and 5 are omitted.

ITEM 2.  CHANGES IN SECURITIES

The following information sets forth certain information for all securities the Company issued from January 1, 2003 through March 31, 2003, in transactions without registration under the Act. There were no underwriters in any of these transactions, nor were any sales commissions paid thereon. The securities were issued pursuant to Section 4(2) of the Act.

2,460,550 shares were issued for services. 1,325,000 shares were issued as compensation to officers and directors, while 3,000,000 were issued pursuant to employment agreements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

None



                                   SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the undersigned has duly caused this Form 10-QSB to be signed on its behalf by the undersigned, there unto duly authorized, in the City of Houston, Texas, on May 20, 2003.

CONSOLIDATED MEDICAL MANAGEMENT, INC.

By: /s/ Timothy G. Byrd, Sr.
    ------------------------
---------------------------------------------
       Timothy G. Byrd, Sr.
       Chief Executive Officer, Acting Chief Accounting Officer, and Director

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

Date: May 20, 2003
/s/ Timothy G. Byrd, Sr.
------------------------
Timothy G. Byrd, Sr.
Chief Executive Officer

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

Date: May 20, 2003
/s/Timothy G. Byrd, Sr.
-----------------------
Timothy G. Byrd, Sr.
Acting Chief Accounting Officer

Certification of Chief Executive Officer and Acting Chief Accounting Officer of
-------------------------------------------------------------------------------
Consolidated Medical Management, Inc. pursuant to Section 906 of the
--------------------------------------------------------------------
Sarbanes-Oxley Act of 1992 and Section 1350 of 18 U.S.C. 63.
-----------------------------------------------------------

I, Timothy G. Byrd, Sr., the Chief Executive Officer and Acting Chief Accounting Officer of Consolidated Medical Management, Inc. hereby certify that to my knowledge, Consolidated Medical Management's periodic report on Form 10-QSB for the period ended March 31, 2003, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in the periodic report on Form 10-QSB and the financial statements contained therein fairly presents, in all material respects, the financial condition and results of the operations of Consolidated Medical Management, Inc.

Date:  May 20, 2003                   /s/ Timothy G. Byrd, Sr.
                                      ------------------------
                                      Timothy G. Byrd, Sr.,
                                      Chief Executive Officer
                                      Consolidated Medical Management, Inc.



Certification of Chief Executive Officer and Acting Chief Accounting Officer of
-------------------------------------------------------------------------------
Consolidated Medical Management, Inc. pursuant to Section 906 of the
--------------------------------------------------------------------
Sarbanes-Oxley Act of 1992 and Section 1350 of 18 U.S.C. 63.
-----------------------------------------------------------

I, Timothy G. Byrd, Sr., the Chief Executive Officer and Acting Chief Accounting Officer of Consolidated Medical Management, Inc. hereby certify that to my knowledge, Consolidated Medical Management's periodic report on Form 10-QSB for the period ended March 31, 2003, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in the periodic report on Form 10-QSB and the financial statements contained therein fairly presents, in all material respects, the financial condition and results of the operations of Consolidated Medical Management, Inc.

Date: May 20 2003             /s/Timothy G. Byrd, Sr.
                              -----------------------
                              Timothy G. Byrd, Sr.,
                              Acting Chief Accounting Officer of
                              Consolidated Medical Management, Inc.