Form 10QSB
period 2003-06-30
CONSOLIDATED MEDICAL MANAGEMENT INC
filed 2003-08-19
CIK 700815

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

The number of shares outstanding of the Company's common stock as of June 31, 2003 is shown below:

Title of Class Number of Shares Outstanding Common Stock, par value $.001 per share 35,618,486

Documents Incorporated by Reference: None

                      CONSOLIDATED MEDICAL MANAGEMENT, INC.

                                   FORM 10-QSB

                                Table of Contents

PART  I -   FINANCIAL INFORMATION

Item  1  -  Financial Information

Item  2  -  Management's Discussion and Analysis of Financial Condition
            Operations

Item  3  -  Controls and Procedures


PART II  -  OTHER INFORMATION

Item  2  -  Changes in Securities and Use of Proceeds

Item  6  -  Exhibits and Reports on Form 8-K

SIGNATURES



                         PART I - FINANCIAL INFORMATION



ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
The financial statements of the company are set forth beginning on page F-1.


                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

AS USED HEREIN, THE TERM "COMPANY" REFERS TO CONSOLIDATED MEDICAL MANAGEMENT INC. UNLESS OTHERWISE INDICATED. CONSOLIDATED UNAUDITED INTERIM FINANCIAL STATEMENTS INCLUDING A BALANCE SHEET FOR THE COMPANY AS OF THE QUARTER ENDED JUNE 30, 2003, STATEMENT OF OPERATIONS, AND STATEMENT OF CASH FLOWS FOR THE INTERIM PERIOD UP TO THE DATE OF SUCH BALANCE SHEET AND THE COMPARABLE PERIOD OF THE PRECEDING YEAR ARE ATTACHED AS PAGES 3 THROUGH 5 AND ARE INCORPORATED HEREIN BY THIS REFERENCE.



                              [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                                  CONSOLIDATED MINERALS MANAGEMENT, INC.
                                         (A MONTANA CORPORATION)
                                        CONSOLIDATED BALANCE SHEET
                                                (UNAUDITED)

                                                  ASSETS
                                                  ------

Current Assets                                                      June 30, 2003        December 31, 2002
--------------                                                      -------------        -----------------

Cash                                                                 $     4,902            $    63,076
                                                                     -----------            -----------

     Total Current Assets                                                  4,902                 63,076
                                                                     -----------            -----------

Other Assets
Oil & Gas Properties - Non Producing                                 $         0                 65,322
Investment in Fuel Dist. Facility                                      2,000,000
Note Receivable                                                          350,000                      0
                                                                     -----------            -----------
     Total Other Assets                                                2,350,000                 65,322
                                                                     -----------            -----------

                  Total Assets                                       $ 2,354,902            $   128,398
                                                                     ===========            ===========


                             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                             ----------------------------------------------

Current Liabilities


Notes Payable-Current Portion                                        $    25,767            $    25,767
Accounts Payable                                                         108,012                108,012
Accrued Expenses                                                         313,678                357,803
Convertible Debentures                                                   465,000                465,000
Debentures Payable                                                       350,000
                                                                     -----------            -----------

         Total Current Liabilities                                     1,262,457                956,582

Notes Payable - Long Term Portion                                         54,726                 54,726
Convertible Debentures                                                 2,000,000                   --
                                                                     -----------            -----------
         Total Long-Term Liabilities                                   2,054,726                 54,726
                                                                     -----------            -----------

         Total Liabilities                                           $ 3,317,183            $ 1,011,308

Commitments and Contingencies:

Stockholders' Equity
         Preferred Stock
              20,000,000 authorized shares, par value $.001 no shares issued and outstanding

         Common Stock                                                $    35,618            $    28,683
         $0.001 par value, 50,000,000 shares authorized
         35,618,486 shares issued and outstanding as of
         March 31, 2003 and 28,679,436 shares issued
         and outstanding as of December 31, 2002

         Additional Paid-in-Capital                                    3,817,049              3,675,535
         Stock Subscription Receivable                                    (4,000)               (67,250)
         Retained Earnings (Deficit)                                  (4,810,948)            (4,519,878)
                                                                     -----------            -----------

            Total Stockholders' Equity (Deficit)                        (962,281)              (882,910)
                                                                     -----------            -----------

            Total Liabilities and Stockholders' Equity (Deficit)     $ 2,354,902            $   128,398
                                                                     ===========            ===========




                                            CONSOLIDATED MEDICAL MANAGEMENT, INC.
                                                   (A MONTANA CORPORATION)
                                             CONSOLIDATED STATEMENT OF OPERATIONS
                                                        (UNAUDITED)

                                              THREE MONTHS ENDED JUNE 30, 2003
                                              --------------------------------

                                             THREE MONTHS ENDED JUNE 30,             SIX MONTHS ENDED JUNE 30,
                                             ---------------------------             -------------------------
                                              2003                2002               2003                 2002
                                              ----                ----               ----                 ----

Revenues                                   $  15,042           $       0           $  15,042           $       0
---------

Operating Expenses
    Personnel Costs                           27,500               9,173              46,500              52,736
    Consulting                                     0               8,000               7,950             154,000
    Legal and Professional                    18,625                                  24,315              10,296
    Other Expenses                            49,961                                  53,432              11,409
                                           ---------           ---------           ---------           ---------

    Total Operating Expenses               $  96,086           $  19,680           $ 132,197           $ 228,441

Income (Loss) from Operations                (81,044)            (19,680)           (117,155)           (228,441)

Other Income (Expenses)
      Interest Expense                             0             (13,046)            (11,625)            (24,671)
                                           ---------           ---------           ---------           ---------

Income (Loss) before Income Taxes          $ (81,044)          $ (32,726)          $(128,780)           (253,112)

Income Tax Expense                                 0                   0                   0
                                           ---------           ---------           ---------           ---------


Net Income (Loss)                          $ (81,044)          $ (32,726)          $(128,780)          $(253,112)
                                           =========           =========           =========           =========

Net Income (Loss) per Share                $  (.0022)          $   (.002)          $  (.0036)          $  (.0169)
                                           =========           =========           =========           =========





                                       CONSOLIDATED MEDICAL MANAGEMENT, INC
                                             (A MONTANA CORPORATION)
                                          CONSOLIDATED STATEMENT OF CASH
                                                 (UNAUDITED)
                                          THREE MONTHS ENDED JUNE 30

Cash Flows from Operating Activities:                                     2003                    2002
-------------------------------------                                     ----                    ----

     Net Income (Loss)                                                $  (128,780)            $  (253,112)
     Adjustments to Reconcile Net Income (Loss) to
          Net Cash Provided by Operating Activities:
             Depreciation and Amortization
             (Increase) Decrease in Investme                           (2,000,000)
             (Increase) Decrease in Receivab                             (350,000)               (158,836)
             (Decrease) Increase in Accounts Payable                            0                   5,012
             (Increase) Decrease in Interest                                    0
             (Increase) Decrease in Accrued                                47,977                  24,671
                                                                      -----------             -----------

          Net Cash Provided (Used) by Operating Activities            $(2,430,803)            $  (382,265)
                                                                      -----------             -----------

 Cash Flows from Investing Activities:

     Assets Disposed

          Net Cash Provided (Used) by Investing Activities            $                       $
                                                                      -----------             -----------


 Cash Flows from Financing Activities:
      Increase in Long-Term Debt                                        2,000,000
      Increase in Short-Term Debt                                         350,000                   9,741
      Increase in Paid in capital                                         141,514                 364,952
      Common Stock                                                          6,935
      Decrease in Stock Subscriptions Receivable                          (63,250)
                                                                      -----------             -----------

          Net Cash Provided (Used) by Financing Activities            $ 2,435,199             $   376,289
                                                                      -----------             -----------

Net Increase (Decrease) in Cash                                             4,396                  (5,976)

Cash, Beginning of period                                                     506                   5,470
                                                                      -----------             -----------

Cash, End of period                                                   $     4,902             $       506
                                                                      ===========             ===========

 Supplemental Disclosure of Cash Flow Information
       Cash Paid During the Period for:                               $         0             $         0
                                                                      ===========             ===========
          Interest

          Income Taxes                                                $         0             $         0
                                                                      ===========             ===========




Note 1 - Basis of Presentation
------------------------------

General
-------

The consolidated unaudited interim financial statements of the Company as of June 30, 2003 and for the three months and six months ended June 30, 2003, included herein have been prepared in accordance with the instructions for Form 10QSB under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. The December 31, 2002 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements.

In the opinion of management, the accompanying consolidated unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at June 30, 2003, and the results of their operations for the three and six months ended June 30, 2003 and June 30, 2002, and their cash flows for the three and six months ended June 30, 2003 and June 30, 2002.

The results of operations for such periods are not necessarily indicative of results expected for the full year or for any future period. These financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2002 and related notes included in the Company's Form 10-KSB filed with the Securities and Exchange Commission.

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


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

ACCOUNTING METHOD
-----------------

Accounting policies of the Company conform to the generally accepted accounting principles and reflect practices appropriate to the industry in which it operates. The significant policies are summarized below.


                                   RECEIVABLES

The Company, through an S-8 offering, grants options and stock to several individuals for stock. As of June 30, 2003 and December 31, 2002 there was $4,000 and $67,250 owed to the Company for stock purchased through the S-8 stock program.

                      PROPERTY, EQUIPMENT AND DEPRECIATION

Expenditures for property, plant and equipment are recorded at cost. Renewals and improvements, which extend the economic life of such assets, are capitalized. Expenditures for maintenance, repairs and other renewals are charged to expense. For major dispositions, the cost and accumulated depreciation are removed from the accounts and any gain or loss in included in the results of operations.

CASH FLOWS AND CONCENTRATION OF CREDIT RISK
-------------------------------------------

Cash consists principally of demand deposits at commercial banks. These balances, as reflected in the bank's records, are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 2002 and June 30, 2003, the Company's deposits did not exceed the insured limits.

EARNINGS PER COMMON SHARE
-------------------------

The Company adopted Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," which simplifies the computation of earnings per share requiring the restatement of all prior periods.


Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding during each year.

Diluted earnings per share are computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation. The Company does not have any dilutive securities as of June 30, 2003.

NOTE 3 - COVERTIBLE DEBENTURES AND NOTES PAYABLE
------------------------------------------------

The Company issued convertible debentures in 1998 that are subordinated to bank debt and secured leases. The debentures are otherwise unsecured but are given a preference over unsecured debt. The debentures include interest at fifteen (15%) percent, interest is payable in monthly installments. Each debenture has a conversion right for each holder to convert the debenture principal to shares of the Company's common stock at the greater of $2.50 per share or ninety (90%) percent of the bid price, whichever is greater on the date of conversion. Accrued interest and any principal amount not converted to shares of stock will be paid in cash at conversion. The debentures are due one year from date of issue. All debentures issued in 1998 were due in 1999, and they are in default as of June 30, 2003.

The Company issued convertible promissory notes payable in 1998. The notes are unsecured and include interest at ten (10%) percent, interest is payable in monthly installments. Each note has a conversion right for each holder to convert the note's unpaid principal to shares of the Company's common stock based on $2.50 per share, or a total of 90,000 at the note holder's discretion. Accrued interest and any principal amount not converted to shares of stock will be paid in cash at conversion. As of December 31, the company had issued and outstanding $325,00 in debentures. The notes were due July 31, 1999, and they are in default as of June 30, 2003.

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

         Total Convertible Debentures and Notes Payable         $   465,000
         Less: Current Portion                                     (465,000)
                                                                -----------
         Long-Term Portion                                      $         0
                                                                ===========

The Company issued a $2,000,000 convertible debenture on April 15, 2003 which is unsecured and includes interest at 5% per annum. The debenture matures on April 15, 2006. It is convertible at the option of the holder after April 15, 2004 into $2.000.000 of Common stock at a cost of 70% of the average bid price for the stock for the immediate twenty days before the exercise.

The Company issued a $350,000 debenture on April 15, 2003 which is unsecured and includes interest at 5% per annum. The debenture matures on October 15, 2003.

NOTE 4 - COMMON AND PREFERRED STOCK
-----------------------------------

COMMON STOCK
------------

The Company's common stock is $0.001 par value, there are 50,000,000 shares authorized as of December 31, 2002 and June 30, 2003, the Company had 28,679,436 and 35,618,486 shares issued and outstanding, respectively.

PREFERRED STOCK
---------------

In 1998, the Company amended its articles to authorize Preferred Stock. There are 20,000,000 shares authorized with a par value of $0.001. The shares are non-voting and non-redeemable by the Company. The Company further designated two series of its Preferred Stock: "Series 'A' $12.50 Preferred Stock" with 2,159,193 shares of the total shares authorized and "Series 'A' $8.00 Preferred Stock," with the number of authorized shares set at 1,079,957 shares. As of June 30, 2003 and December 31, 2002 there are no shares issued and outstanding.

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

CONVERSION PROVISIONS
---------------------

Any holder of either series may convert any or all of such shares into shares of common stock of the Company at any time. Said shares shall be convertible at a rate equal to three (3) shares of common stock of the Company for each one (1) share of Series "A" or $12.50 Preferred Stock. The Series "A" $12.50 Preferred Stock shall be convertible, in whole or in part, at any time after the common stock of the Company shall maintain an average bid price per share of at least $12.50 for ten (10) consecutive trading days.

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

Also see Note 3

NOTE 5 - COMMITMENT AND CONTINGENCIES
-------------------------------------

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

ITEM 2. MANAGEMENT DISCUSSION AND ANAYLSIS OF FINACIAL CONDITION OR PLAN OF OPERATIONS.

The following discussion should be read in conjunction with our unaudited consolidated interim financial statements and related notes thereto included in this quarterly report and in our audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A") contained in our Form 10-KSB for the year ended December 31, 2002. Certain statements in the following MD&A are forward looking statements. Words such as "expects", "anticipates", "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected.

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

The Company acquired a 5% working interest in PAR Minerals Corporation's Snake Bite Prospect (Richardson #1) in Edwards County, Texas. CMMI has partnered with PAR in an Ellenberger horizontal test. The well began generating revenue sales on March 16, 2003. The interest in Snake Bite Prospect was sold in April, 2003.

On April 15, 2003 CMMI acquired a lien position in the assets of Palm Petroleum, Inc. CMMI ultimately intends to acquire full title to the assets of Palm Petroleum in the third quarter of 2003.

COMPARISON OF QUARTER ENDED June 30, 2003 TO THE QUARTER ENDED June 30, 2002

For the quarter ended June 30, 2003, our net loss was $81,044 as compared to $32,726 for the quarter ended June 30, 2002. The increase is related to an increase in consulting fees incurred from assistance developing a focused business plan and strategy for obtaining the debt or equity financing that we will need to acquire energy prospects.


LIQUIDITY AND CAPITAL RESOURCES

The Company used funds from private placements received from investors to invest in two oil and gas wells to operate the company. The Company sold their interest in these two oil wells in April 2003.

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

                                     PART II
Pursuant to the Instructions on Part II of the Form 10-QSB, Items 1, 3, and 5 are omitted.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

None


                                   SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the undersigned has duly caused this Form 10-QSB to be signed on its behalf by the undersigned, there unto duly authorized, in the City of Houston, Texas, on August 18, 2003.


CONSOLIDATED MEDICAL MANAGEMENT, INC.

By:  /s/ Timothy G. Byrd, Sr.

         Timothy G. Byrd, Sr.
         Chief Executive Officer, Acting Chief Accounting Officer, an

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

Date: August 18, 2003

                                    /s/ Timothy G. Byrd, Sr.

Certification of Chief Executive Officer and Acting Chief Accounting Officer of Consolidated Medical Management, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 1992 and Section 1350 of 18 U.S.C. 63.
--------------------------------------------------------------------------------

I, Timothy G. Byrd, Sr., the Chief Executive Officer and Acting Chief Accounting Officer of Consolidated Medical Management, Inc. hereby certify that to my knowledge, Consolidated Medical Management's periodic report on Form 10-QSB for the period ended March 31, 2003, fully complies with the requirements of Section 13(a) or 15 (d) of the Securities Exchange Act of 1934 and that information contained in the periodic report on Form 10-QSB and the financial statements contained herein fairly presents, in all material respects, the financial condition and results of the operations of Consolidated Medical Management, Inc.

         Date:  August 18, 2003             /s/  Timothy G. Byrd, Sr.
                                                 -------------------------------
                                                 Timothy G. Byrd, Sr.,
                                                 Chief Executive Officer
                                                 Consolidated Medical Management

Certification of Chief Executive Officer and Acting Chief Accounting Officer of Consolidated Medical Management, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 1992 and Section 1350 of 18 U.S.C. 63.
--------------------------------------------------------------------------------

I, Timothy G. Byrd, Sr., the Chief Executive Officer and Acting Chief Accounting Officer of Consolidated Medical Management, Inc. hereby certify that to my knowledge, Consolidated Medical Management's periodic report on Form 10-QSB for the period ended March 31, 2003, fully complies with the requirements of Section 13(a) or 15 (d) of the Securities Exchange Act of 1934 and that information contained in the periodic report on Form 10-QSB and the financial statements contained herein fairly presents, in all material respects, the financial condition and results of the operations of Consolidated Medical Management, Inc.

   Date:  August 18, 2003                   /s/  Timothy G. Byrd, Sr.
                                                 -------------------------------
                                                 Timothy G. Byrd, Sr.,
                                                 Chief Executive Officer
                                                 Consolidated Medical Management
15