Form 10QSB
period 2003-09-30
CONSOLIDATED MEDICAL MANAGEMENT INC
filed 2003-11-18
CIK 700815

SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

               11919 Sunray Avenue, Suite B, Baton Rouge, LA 70816 (Address of principal executive offices)(Zip Code)

                                  225-292-5139
                (Registrant's telephone no., including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

The number of shares outstanding of the Company's common stock as of September 30, 2003 is shown below:

Title of Class Number of Shares Outstanding Common Stock, par value $.001 per share 42,618,486.

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


ITEM 1. FINANCIAL STATEMENTS

AS USED HEREIN, THE TERM "COMPANY" REFERS TO CONSOLIDATED MEDICAL MANAGEMENT INC. UNLESS OTHERWISE INDICATED. CONSOLIDATED UNAUDITED INTERIM FINANCIAL STATEMENTS INCLUDING A BALANCE SHEET FOR THE COMPANY AS OF THE QUARTER ENDED SEPTEMBER 30, 2003, STATEMENT OF OPERATIONS, AND STATEMENT OF CASH FLOWS FOR THE INTERIM PERIOD UP TO THE DATE OF SUCH BALANCE SHEET AND THE COMPARABLE PERIOD OF THE PRECEDING YEAR ARE ATTACHED AS PAGES 3 THROUGH 5 AND ARE INCORPORATED HEREIN BY THIS REFERENCE.


                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                                 CONSOLIDATED MINERALS MANAGEMENT, INC.
                                        (A MONTANA CORPORATION)
                                       CONSOLIDATED BALANCE SHEET
                                              (UNAUDITED)

                                                 ASSETS
                                                 ------


Current Assets                                                 September 30, 2003    December 31, 2002
--------------                                                --------------------  -------------------

Cash                                                          $            12,796   $           63,076
                                                              --------------------  -------------------

Total Current Assets                                                       12,796               63,076
                                                                                    -------------------

Other Assets
------------
Oil & Gas Properties                                          $            60,000               65,322
Investment in Intercontinental Fuels LLC                                1,650,000                    0
Note Receivable                                                         1,450,000                   00
                                                              --------------------  -------------------
     Total Other Assets                                                 3,160,000               65,322
                                                              --------------------  -------------------

          Total Assets                                        $         3,172,796   $          128,398
                                                              ====================  ===================


                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                      ----------------------------------------------

Current Liabilities
-------------------


Notes Payable-Current Portion                                 $            19,170   $           25,767
Accounts Payable                                                          108,012              108,012
Accrued Expenses                                                          313,678              357,803
Convertible Debentures                                                    465,000              465,000
Debentures Payable                                                        350,000                    0
                                                              --------------------  -------------------

     Total Current Liabilities                                          1,255,860              956,582

Notes Payable - Long Term Portion                                         874,726               54,726
Convertible Debentures                                                  2,000,000                   **
                                                              --------------------  -------------------
     Total Long-Term Liabilities                                        2,874,726               54,726
                                                              --------------------  -------------------

     Total Liabilities                                        $         4,130,586   $        1,011,308
                                                              --------------------  -------------------

Commitments and Contingencies:
------------------------------

Stockholders' Equity
--------------------
     Preferred Stock
        20,000,000 authorized shares, par value $.001
        no shares issued and outstanding
     $0.001 par value, 50,000,000 shares authorized
     42,618,486 shares issued and outstanding as of
     September  30, 2003 and 28,679,436 shares issued
     and outstanding as of December 31, 2002.

     Common Stock                                             $            42,618
     Additional Paid-in-Capital                                         3,954,049            3,675,535
     Stock Subscription Receivable                                         (4,000)             (67,250)
     Retained Earnings (Deficit)                                       (4,950,457)          (4,519,878)
                                                              --------------------  -------------------

        Total Stockholders' Equity (Deficit)                             (957,790)            (882,910)
                                                              --------------------  -------------------

        Total Liabilities and Stockholders' Equity (Deficit)  $         3,172,796   $          128,398
                                                              ====================  ===================

                            CONSOLIDATED MEDICAL MANAGEMENT, INC.
                                   (A MONTANA CORPORATION)
                            CONSOLIDATED STATEMENT OF OPERATIONS
                                         (UNAUDITED)

                            THREE MONTHS ENDED SEPTEMBER 30, 2003
                            -------------------------------------

                                   THREE MONTHS ENDED SEPT 30,  NINE MONTHS ENDED SEPT 30,
                                    ------------------------  ------------------------------
                                       2003         2002          2003            2002
                                    -----------  -----------  ------------  ----------------
Revenues                            $   60,000   $        0   $    75,042   $             0
--------

Operating Expenses
    Personnel Costs                    147,000            0       193,500            52,736
    Consulting                          10,700            0        18,650           154,000
    Legal and Professional              11,260       15,055        35,575            25,351
    Other Expenses                      31,460        2,258        84,879            13,667
                                    -----------  -----------  ------------  ----------------

    Total Operating Expenses        $  200,420   $   17,313   $   332,604   $       245,754

Income (Loss) from Operations         (140,420)     (17,313)     (257,562)         (245,754)

Other Income (Expenses)
      Interest Expense                       0      (13,046)      (11,625)          (37,717)
                                    -----------  -----------  ------------  ----------------

Income (Loss) before Income Taxes   $ (140,420)  $  (30,359)  $  (269,187)         (283,471)

Income Tax Expense                           0            0             0                 0
                                    -----------  -----------  ------------  ----------------

Net Income (Loss)                   $ (140,420)  $  (30,359)  $  (269,187)  $      (283,471)
                                    ===========  ===========  ============  ================

Net Income (Loss) per Share         $    (.003)  $  (.00138)  $    (.0063)  $        (.02).
                                    ===========  ===========  ============  ================

                           CONSOLIDATED MEDICAL MANAGEMENT, INC
                                 (A MONTANA CORPORATION)
                              CONSOLIDATED STATEMENT OF CASH
                                       (UNAUDITED)
                             THREE MONTHS ENDED SEPTEMBER 30
                             -------------------------------


Cash Flows from Operating Activities:                             2003          2002
-------------------------------------                          -----------  -------------
     Net Income (Loss)                                         $( 140,420)  $   (283,471)
     Adjustments to Reconcile Net Income (Loss) to
        Net Cash Provided by Operating Activities:
              Depreciation and Amortization
              (Increase) Decrease in Investment                  (750,000)
              (Increase) Decrease in Receivables                        0
              (Decrease) Increase in Accounts Payable              (6,685)         4,968
              (Increase) Decrease in Interest Payable                   0
              (Increase) Decrease in Accrued Expenses                   0         37,717
                                                               -----------  -------------

            Net Cash Provided (Used) by Operating Activities   $ (897,105)  $   (240,786)
                                                               -----------  -------------

Cash Flows from Investing Activities:
-------------------------------------

        Oil & Gas Properties                                       60,000        (31,107)
                                                               -----------  -------------

            Net Cash Provided (Used) by Investing Activities   $   60,000   $    (31,107)
                                                               -----------  -------------

Cash Flows from Financing Activities:
-------------------------------------
     Increase in Long-Term Debt                                   750,000
     Increase in Short-Term Debt                                        0          9,741
     Increase in Paid in capital                                   88,000        204,116
     Common Stock                                                   7,000         54,596
     Decrease in Stock Subscriptions Receivable                         0              0
                                                               -----------  -------------

            Net Cash Provided (Used) by Financing Activities   $  845,000   $    268,453
                                                               -----------  -------------

Net Increase (Decrease) in Cash                                     7,895         (3,440)

Cash, Beginning of period                                           4,901          5,470
                                                               -----------  -------------

Cash, End of period                                            $   12,796   $      2,030
                                                               ===========  =============

Supplemental Disclosure of Cash Flow Information
     Cash Paid During the Period for:                          $        0   $          0
                                                               ===========  =============
              Interest

              Income Taxes                                     $        0   $          0
                                                               ===========  =============

NOTE 1 - BASIS OF PRESENTATION
------------------------------

GENERAL
-------

The unaudited interim financial statements of the Company as of September 30, 2003 and for the three months and nine months ended September 30, 2003, included herein have been prepared in accordance with the instructions for Form 10QSB under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. The December 31, 2002 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements.

In the opinion of management, the accompanying consolidated unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at September 30, 2003, and the results of their operations for the three and nine months ended September 30, 2003 and September 30, 2002, and their cash flows for the three and nine months ended September 30, 2003 and September 30, 2002.

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

                                   RECEIVABLES

The Company, through an S-8 offering, grants options and stock to several individuals for stock. As of September 30, 2003 and December 31, 2002 there was $4,000 and $67,250 owed to the Company for stock purchased through the S-8 stock program.

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

CASH FLOWS AND CONCENTRATION OF CREDIT RISK
-------------------------------------------

Cash consists principally of demand deposits at commercial banks. These balances, as reflected in the bank's records, are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 2002 and September 30, 2003, the Company's deposits did not exceed the insured limits.

EARNINGS PER COMMON SHARE
-------------------------

The Company adopted Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," which simplifies the computation of earnings per share requiring the restatement of all prior periods.

Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding during each year.

Diluted earnings per share are computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation. The Company does not have any dilutive securities as of September 30, 2003.

NOTE 3 - INVESTMENT IN INTERCONTINENTAL FUELS,  LLC
---------------------------------------------------

On September 5, 2003 CMMI transferred its investment in the acquisition in the assets of Palm Petroleum, Inc. to Intercontinental Fuels, LLC (IFL). CMMI had accumulated costs totaling $2,750,000 in acquiring these assets. In exchange for a 75% membership interest in IFL, CMMI transferred certain assets totaling, $1,650,000. The remaining assets were transferred to IFL in exchange for a note receivable of $1,100,000.

NOTE 4 - COVERTIBLE DEBENTURES AND NOTES PAYABLE
------------------------------------------------

The Company issued convertible debentures in 1998 that are subordinated to bank debt and secured leases. The debentures are otherwise unsecured but are given a preference over unsecured debt. The debentures include interest at fifteen (15%) percent, interest is payable in monthly installments. Each debenture has a conversion right for each holder to convert the debenture principal to shares of the Company's common stock at the greater of $2.50 per share or ninety (90%) percent of the bid price, whichever is greater on the date of conversion. Accrued interest and any principal amount not converted to shares of stock will be paid in cash at conversion. The debentures are due one year from date of issue. All debentures issued in 1998 were due in 1999, and they are in default as of September 30, 2003.

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

     Total Convertible Debentures and Notes Payable  $ 465,000
     Less: Current Portion                            (465,000)
                                                     ----------
     Long-Term Portion                               $       0
                                                     ==========

The Company issued a $2,000,000 convertible debenture on April 15, 2003 which is unsecured and includes interest at 5% per annum. The debenture matures on April 15, 2006. It is convertible at the option of the holder after April 15, 2004 into $2,000,000 of Common stock at a cost of 70% of the average bid price for the stock for the immediate twenty days before the exercise.

The Company issued a $350,000 debenture on April 15, 2003 which is unsecured and includes interest at 5% per annum. The debenture matures on October 15, 2003.

The Company issued a $600,000 note payable on July 1, 2003 which is unsecured and includes interest at 5% per annum. The note is payable upon permanent financing of Intercontinental Fuels, LLC (IFL) plant facility. CMMI owns 75% of the membership interest in IFL.

The Company issued a $150,000 note payable on July 5, 2003 which is unsecured and includes interest at 4% per annum. Interest is payable monthly and is due January 6, 2004.

NOTE 5 - COMMON AND PREFERRED STOCK
-----------------------------------

COMMON STOCK
------------

The Company's common stock is $0.001 par value, there are 50,000,000 shares authorized as of December 31, 2002 and September 30, 2003, the Company had 28,679,436 and 42,618,486 shares issued and outstanding, respectively.

PREFERRED STOCK
---------------

In 1998, the Company amended its articles to authorize Preferred Stock. There are 20,000,000 shares authorized with a par value of $0.001. The shares are non-voting and non-redeemable by the Company. The Company further designated two series of its Preferred Stock: "Series 'A' $12.50 Preferred Stock" with 2,159,193 shares of the total shares authorized and "Series 'A' $8.00 Preferred Stock," with the number of authorized shares set at 1,079,957 shares. As of September 30, 2003 and December 31, 2002 there are no shares issued and outstanding.


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

Also see Note 4

NOTE 6 - COMMITMENT AND CONTINGENCIES

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

GENERAL

Consolidated Medical Management, Inc. ("CMMI"), was incorporated under the laws of the State of Montana on August 13, 1981 under the name Golden Maple Mining and Leaching Company, Inc. On May 23, 1998, we changed our name to Consolidated Medical Management, Inc. In August 2001, the Company decided to refocus on the oil and gas industry and are currently doing business as Consolidated Minerals Management, Inc. CMMI's address was 7500 San Felipe, Suite 600, Houston, Texas 77063 until July 2003 when the Company moved offices to 11919 Sunray Avenue, Suite B, Baton Rouge, LA 70816.


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

CMMI acquired title in the assets of Palm Petroleum, Inc. In the 3rd quarter CMMI transferred its interest in this facility to Intercontinental Fuels, LLC on September 5, 2003 in exchange for a 75% membership interest and a note receivable of $1,100,000.

On September 15, 2003, CMMI acquired a 2.25% working interest in PAR Minerals Corporation Snakebite Four Square Ranch #2, for $60,000.00. This acquisition gives CMMI the right, but not the obligation to participate in all of the wells proposed for this project.

COMPARISON OF QUARTER ENDED SEPTEMBER 30, 2003 TO THE QUARTER ENDED SEPTEMBER 30, 2002

For the quarter ended September 30, 2003, our net loss was $140,407 as compared to $30,359 for the quarter ended September 30, 2002. The increase is related to an increase in consulting fees incurred from assistance developing a focused business plan and strategy for obtaining the debt or equity financing that we will need to acquire energy prospects.


LIQUIDITY AND CAPITAL RESOURCES

The Company used funds from private placements received from investors to invest in two oil and gas wells to operate the company. The Company sold their interest in these two oil wells in April 2003.

The liabilities shown on the balance sheet are current trade payables, and accrued expenses and convertible debenture expenses related to financing activities when the Company was engaged in the delivery of turn-key management services for the home health industry, predominately in south Louisiana. Additionally, new liabilities represented by debenture and notes payable were incurred in the acquisition of subsequent transfer of the Intercontinental Fuels, LLC transaction.

The Company's recurring negative financial results raise substantial doubt about the Company's ability to continue as a going concern.

The Company currently anticipates that its existing cash and cash equivalents balance will fund operations and continue energy development at the current level of activity into the fourth quarter of 2003. The Company will need to raise additional funds through additional debt or equity financing. There can be no assurance that additional equity or debt financing will be available when needed or on terms acceptable to the Company.

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

Pursuant to the Instructions on Part II of the Form 10-QSB, Items 1, 3, and 5 are omitted.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT INDEX

EXHIBIT 31     Certifications
EXHIBIT 32.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002, with respect to the registrant's quarterly report on Form 10qsb for the quarter ended September 30, 2003
EXHIBIT 32.2 Certification of Principal Executive Officer and Principal Financial Officer pursant to Section 906 of the Sarbanes Oxley Act of 2002, with repsect to the registrants quarterly report on Form 10QSB for the quarter ended September 30, 2003.

                                   SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the undersigned has duly caused this Form 10-QSB to be signed on its behalf by the undersigned, there unto duly authorized, in the City of Baton Rouge, LA, on November 11, 2003.


CONSOLIDATED MEDICAL MANAGEMENT, INC.

By:  /s/ Timothy G. Byrd, Sr.

     Timothy G. Byrd, Sr.
     Chief Executive Officer, Acting Chief Accounting Officer, an

                                  EXHIBIT INDEX
                                  -------------


EXHIBIT 31     Certifications

EXHIBIT 32.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002, with respect to the registrant's quarterly report on Form 10qsb for the quarter ended September 30, 2003

EXHIBIT 32.2 Certification of Principal Executive Officer and Principal Financial Officer pursant to Section 906 of the Sarbanes Oxley Act of 2002, with repsect to the registrants quarterly report on Form 10QSB for the quarter ended September 30, 2003.