Form 10KSB
period 2003-12-31
CONSOLIDATED MEDICAL MANAGEMENT INC
filed 2004-03-30
CIK 700815

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB

               [X] ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                              For Fiscal Year Ended
                                December 31, 2003

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

                                 (225) 292-5139
                (Registrant's telephone no., including area code)

                7500 San Felipe, Suite 600, Houston, Texas 77056
                  (Former address if changed since last report)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:NONE SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: COMMON STOCK, $0.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB,[ ]

Revenues for year ended December 31, 2003:  $1,245,042

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of March 26, 2004, was: $1,770,571.

Number of shares of the registrant's common stock outstanding as of March 26, 2004 was: 44,264,285.

                                     PART 1

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL INFORMATION ABOUT CMMI

Consolidated Medical Management, Inc. ("CMMI" or the "Company"), was incorporated under the laws of the State of Montana on August 13, 1981 under the name Golden Maple Mining and Leaching Company, Inc. On May 23, 1998, we changed our name to Consolidated Medical Management, Inc. In August 2001, the Company decided to refocus on the oil and gas industry and are currently doing business as Consolidated Minerals Management, Inc. CMMI's address was 5161 San Felipe, Suite 320, Houston, Texas 77056 until June 2003 when they moved offices to 7500 San Felipe, Suite 600, Houston Texas 77063. In July of 2003, CMMI relocated to 11919 Sunray Avenue, Suite B, Baton Rouge, LA 70816.

In 2003, the Company acquired a 5% working interest in PAR Minerals Corporation's Snake Bite Prospect (Richardson #1) in Edwards County, Texas. The purchase price of CMMI's interest in this prospect was $65,322.80. CMMI has partnered with PAR in an Ellenberger horizontal test. The well began generating revenue sales on March 16,2003. The Richardson #1 well was sold in April 2003 for $100,000. September 15, 2003, CMMI purchased a 2.25% working interest in the Snake Bite Ellenberger Prospect in Edwards County, Texas from North American Reserve Corp. for $60,000. Acreage cost was $10,000 the turnkey drilling cost for the Four Square Ranch #2 well was $50,000. The agreement calls for CMMI to pay $10,000 acreage cost for each well drilled and 2.5% of the drilling cost for each well. After CMMI participates in an additional seven wells, CMMI becomes vested in the approximately 12,642 acres. As of November 19, 2003, the Four
Square #2 was producing 750 MCFD with 10-20 BWPD.   On October 25, 2003, CMMI
entered into a Farm In agreement with Dominion III for the purpose of providing CMMI's drilling cost for 3 additional wells in the Rolston #1, Four Square Ranch #9 and Four Square Ranch #10 on the Snake Bite Prospect. Dominion provided up to $150,000 and holds all the right, title and interest in these 3 wells and will receive 100% of the net revenue from the Four Square Ranch #2 well until Dominion receives 125% of their cash outlay. As additional consideration, CMMI issued 100,000 shares of restricted 144 stock to Dominion III. CMMI will Back In for 75% of the Rolston #1, Four Square Ranch #9 and the Four Square Ranch #10 wells if payout is reach on or before June 30,2005. CMMI will Back In for 65% if payout occurs after June 30, 2005. As of December 1, 2003, the Four Square Ranch # 9 was producing 4400 MCFPD with 6 BWPD while the Rolston #1 was plugged and abandoned. On January 26, 2004 CMMI amended the agreement to include two additional wells, Four Square Ranch #3 AND Hunt #1, for a cost up to $210,000. All other terms and conditions remain the same. Current plans are to try and acquire additional drill sites in the immediate area.

CMMI acquired a fuel terminal facility in July 2003, located in Houston, Texas. On September 5, 2003 CMMI transferred its investment in this facility to Intercontinental Fuels, LLC (IFL). CMMI had accumulated costs totaling $2,750,000 in acquiring these assets. In exchange for a 75% membership interest in IFL, CMMI transferred certain assets totaling $1,650,000. The remaining assets were transferred to IFL in exchange for a note receivable of $1,100,000. On September 15, 2003. CMMI entered into an option agreement with a third party investor for two $100,000 notes. The option, if exercised, is to purchase 800 units of IFL for $8,000. The option expires September 15, 2004. CMMI repaid the two notes on November 6, 2003. On November 6, 2003 CMMI sold 1200 units of IFL for $1,500,000 to a private investor. The investor paid $750,000 cash for 600 units and signed a note for an additional 600 units. The 600 units paid for with the note is being held in trust with CMMI's General Counsel. IFL has a single customer who has contracted with the facility to purchase fuel on a monthly take or pay basis. IFL is currently waiting for its initial shipment of fuel from its supplier. CMMI loaned $550,000 at 6% to IFL on November 7, 2003 for facility maintenance and repayment of debt.


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

BUSINESS STRATEGY

Throughout 2004, the Company will continue to invest in other smaller oil and gas projects and will focus on increasing revenue from these projects. The Company is actively pursuing additional acquisitions in the energy industry. However, the Company has only limited financial resources and it may be difficult to find good opportunities. There can be no assurance that the Company will be able to identify and acquire any business opportunity based on management's business judgment. The activities of the Company are subject to several significant risks which arise primarily as a result of the fact that the Company has no specific business and may acquire or participate in a business opportunity based on the decision of management which potentially could act without consent, vote or approval of the Company's shareholders. The risks faced by the Company are further increased as a result of its lack of resources and its inability to provide a prospective business opportunity with significant capital.


RISK  FACTORS

GOING  CONCERN  RISK

We have had and could have losses, deficits and deficiencies in liquidity, which could impair our ability to continue as a going concern.

In note #12 to the audited financial statements, our independent auditors have reported that we have suffered recurring losses from operations that raise substantial doubt about our ability to continue as a going concern. During the year ended December 31, 2003, we incurred a net income of $ 513,976, and during the year ended December 31, 2002, we incurred a net loss of $ (504,564). At December 31, 2003, we had retained earnings of $ 85,877 and at December 31, 2002 we had an accumulated deficit of $ (882,910). These factors raise substantial doubt about our ability to continue as a going concern. We will need approximately $250,000 in additional cash in order to remain viable as a going concern through the end of the current fiscal year. If we are unable to obtain these funds we could no longer function as a going concern. These concerns coupled with the lack of operations and being in default in the notes and debentures cause substantial doubt about Company's ability as a going concern.

IMPLEMENTATION OF BUSINESS STRATEGY DEPENDENT ON ADDITIONAL FINANCING

We must obtain outside financing to fund the expansion of our operations and to meet our obligations as they become due. Any additional debt or equity financing may be dilutive to the interests of our stockholders. Such outside financing must be provided from the sale of equity securities, borrowing, or other sources of third party financing. Further, the sale of equity securities would substantially dilute our existing stockholders' interests, and borrowing from third parties could result in our assets being pledged as collateral. Loan terms, which would increase our debt service requirements, could restrict our operations. There is no assurance that we can obtain financing on favorable terms.

INDUSTRY

The petroleum industry is a global industry that is fundamental to all economic activity. It is composed of the down stream sector (refining, marketing, products and derivatives) and the upstream sector that is focused on finding and producing crude oil and natural gas. Oil and natural gas are commodities found throughout the world and they have been produced in increasing quantities since the mid 19th century. The exploration, production and transportation of these materials in the modern era generate an enormous appetite for capital because quantities sufficient to fuel the world's economic machine are rapidly becoming more difficult to find and expensive to produce. Consequently, a few global corporations and state energy companies dominate the industry. These companies tend to concentrate their investments on very large prospects and to quickly abandon less productive, older reserves.

The production technology in the petroleum industry has improved tremendously in recent years, however commercial quantities of oil and gas are frequently left in place when fields are abandoned. The fact is particularly true in older reservoirs that were abandoned before modern technologies were available. Additionally, the economic level of interest varies with company size. A small company such as CMMI can successfully exploit a field that is not of interest to a major oil and gas company.

Mature energy provinces such as the United States have many productive fields with production and collection infrastructure in place that can be purchased. The infrastructure represents significant savings in investment required for production to continue. These fields offer investment potential for those companies willing to commit capital and appropriate technology. The technology is readily available from consultants, service companies, and other groups established to support the petroleum production sector.

This plan will target the petroleum niche composed of fields with established reserves that require capital and/or technology in order to develop, enhance or restore production.

JOINT OPERATIONS WITH OTHERS; NON-OPERATOR STATUS

We may own less than 100% of the working interest in many of our oil and gas holdings. Operations are likely to be conducted jointly with other working interest owners. Joint operating arrangements are customary in the oil and gas industry and are generally conducted pursuant to a joint operating agreement whereby a single working interest owner is designated the operator. We could possibly be a non-operating working interest owner in other wells in the future. For properties where we own less than 50% of the working interest, drilling and operating decisions may not be entirely within our control. If we disagree with the decision of a majority of working interest owners, we may be required, among other things, to postpone the proposed activity, relinquish or farm-out its interest or decline to participate. If we decline to participate, we might be forced to relinquish our interest or may be subject to certain non-consent penalties, as provided in the applicable operating agreement. Such penalties typically allow participating working interest owners to recover from the proceeds of production, if any, an amount equal to 100%-200% of the non-participating working interest owner's share of the cost of such operations.

Under most operating agreements, the operator is given direct and full control over all operations on the property and is obligated to conduct operations in a workman-like manner; however the operator is usually not liable to the working interest owners for losses sustained or for liabilities incurred, except those resulting from its own gross negligence or willful misconduct. Each working interest owner is generally liable for its share of the costs of developing and operating jointly owned properties. The operator is required to pay the expenses of developing and operating the property and will invoice working interest owners for their proportionate share of such cost. In instances where we are a non-operating working interest owner, we may have a limited ability to exercise control over operations and the associated costs of such operations. The success of our investment in such non-operated activities may, therefore, be dependent upon a number of facts that are outside of our direct control.

MARKETING

The revenue generated by our operations are highly dependent upon the prices of, and demand for crude oil and natural gas. Historically, the markets for crude oil and natural gas have been volatile and are likely to continue to be volatile in the future. The prices received by the Company for its crude oil and natural gas production and the level of such production are subject to wide fluctuations and depend on numerous factors beyond our control including in other oil-producing and natural gas-producing countries, the actions of the Organization of Petroleum Exporting Countries and domestic regulation, legislation and policies. Decreases in the prices of crude oil and natural gas could have an adverse effect on the carrying value of any proven reserves or revenue, which we may have in the future.

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

PRICE REGULATIONS

In the recent past, maximum selling prices for certain categories of crude oil, natural gas, condensate and NGLs in the United States were subject to federal regulation. In 1981, all federal price controls over sales of crude oil, condensate and NGLs were lifted. In 1993, the Congress deregulated natural gas prices for all "first sales" of natural gas. As a result, all sales of our United States produced crude oil, natural gas, condensate and any NGLs may be sold at market prices unless otherwise committed by contract.

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

State and provincial regulation of gathering facilities generally includes various safety, environmental, and in some circumstances, non-discriminatory rate requirements, but does not generally entail rate regulation. In the United States, natural gas gathering has received greater regulatory scrutiny at both the state and federal levels in the wake of the interstate pipeline restructuring under Order 636. For example, on August 19, 1997, the Texas Railroad Commission enacted a Natural Gas Transportation Standards and Code of Conduct to provide regulatory support for the State's more active review of rates, services and practices associated with the gathering and transportation of gas by an entity that provides such services to others for a fee, in order to prohibit such entities from unduly discriminating in favor of their affiliates.

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

In the United States, the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as "Superfund," and comparable state statutes impose strict, joint, and several liability on certain classes of persons who are considered to have contributed to the release of a "hazardous substance" into the environment. These persons include the owner or operator of a disposal site or sites where a release occurred and companies that generated, disposed or arranged for the disposal of the hazardous substances released at the site. Under CERCLA such persons or companies may be retroactively liable for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is common for neighboring land owners and other third parties to file claims for personal injury, property damage, and recovery of response costs allegedly caused by the hazardous substances released into the environment. The Resource Conservation and Recovery Act ("RCRA") and comparable state statutes govern the disposal of "solid waste" and "hazardous waste" and authorize imposition of substantial civil and criminal penalties for failing to prevent surface and subsurface pollution, as well as to control the generation, transportation, treatment, storage and disposal of hazardous waste generated by oil and gas operations. Although CERCLA currently contains a "petroleum exclusion" from the definitions of "hazardous substance," state laws affecting our operations impose cleanup liability relating to petroleum and petroleum related products, including crude oil cleanups. In addition, although RCRA regulations currently classify certain oilfield wastes which are uniquely associated with field operations as "non-hazardous," such exploration, development and production wastes could be reclassified by regulation as hazardous wastes thereby administratively making such wastes subject to more stringent handling and disposal requirements.

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

We are not currently involved in any administrative, judicial or legal proceedings arising under domestic or foreign, federal, state, or local environmental protection laws and regulations, or under federal or state common law, which would have a material adverse effect on our financial position or results of operations.

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

EMPLOYEES

As of March 26, 2004, CMMI has 1 full time employee, including executive officers, non-executive officers, secretarial and clerical personnel and field personnel. CMMI also retains independent geological and engineering consultants and administrative assistance on a limited basis and expects to continue to do so in the future.

ITEM 2. DESCRIPTION OF PROPERTY

Since August 2001, the Company has outsourced its administrative function. In July 2003, the Company moved offices from 7500 San Felipe, Suite 600, Houston, Texas 77056 to 11919 Sunray Avenue, Suite B, Baton Rouge, LA 70816.

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of December 31, 2003, CMMI had 44,124,285 shares of common stock outstanding and had approximately 454 certificate holders of record.

The following table sets forth certain information as to the high and low bid quotations quoted on the OTC Bulletin Board for 2001, 2002 and 2003. Information with respect to over-the-counter bid quotations represents prices between dealers, does not include retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

                         Period                     High       Low

                                           2001

                         First Quarter              .24        .04
                         Second Quarter             .08        .04
                         Third Quarter              .65        .03
                         Fourth Quarter             .53        .15

                                           2002

                         First Quarter              .24        .04
                         Second Quarter             .08       .035
                         Third Quarter              .11       .011
                         Fourth Quarter             .09        .03

                                           2003

                         First Quarter              .09        .02
                         Second Quarter            .065        .02
                         Third Quarter              .08       .025
                         Fourth Quarter             .09        .04
                         The bid price of our common stock was .04 cents per share on March 26, 2003.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

------------------------------------------------------------------------------------------------------------------
                                Number of Securities     Weighted-average price of       Number of Securities
                                 to be issued upon         outstanding options,         remaining available for
                              exercise of outstanding       warrants and rights      future issuance under equity
                               options, warrants and                                      compensation plans
                                       rights                                           (excluding securities
                                                                                       reflected in column (a) )
----------------------------  ------------------------  ---------------------------  -----------------------------
                                        (a)                         (b)                           (c)
----------------------------  ------------------------  ---------------------------  -----------------------------
Equity compensation plans                            0                            0                              0
approved by security holders
----------------------------  ------------------------  ---------------------------  -----------------------------
Equity compensation plans                    1,910,000  $                      0.05                          3,090
not approved by security
holders
----------------------------  ------------------------  ---------------------------  -----------------------------
TOTAL                                        1,910,000  $                      0.05                          3,090
------------------------------------------------------------------------------------------------------------------

COMPANY TRANSFER AGENT:

                     Deposit Guaranty Insurance Corporation
                                   PO Box 8207
                            Bacliff, Texas 77518-8207

DIVIDENDS

We presently intend to retain future earnings to support our growth. Any payment of cash dividends in the future will be dependent upon: the amount of funds legally available, our earnings, financial condition, capital requirements, and other factors which our Board of Directors deems relevant.

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

OIL AND GAS REVENUES

Oil and gas revenues will be recorded under the sales method. Under this method the Company will recognize oil and gas revenues when production occurs and will accrue revenue relating to production for which the Company has not received payment. As of December 31, 2003, $100,000 in revenue was received from the sale of the Company's interest in the Richardson #1 well.

GENERAL

Consolidated Medical Management, Inc. ("CMMI"), was incorporated under the laws of the State of Montana on August 13, 1981 under the name Golden Maple Mining and Leaching Company, Inc. On October 12, 2001, we changed our name to Consolidated Medical Management, Inc. CMMI's address was 5161 San Felipe, Suite 320, Houston, Texas 77056 until July 2003 when the company moved offices 11919 Sunray Avenue, Suite B, Baton Rouge, LA 70816.

RESULTS OF OPERATIONS

The Company had a net profit of $ 513,977 in 2003, created by the selling of part of its interest in Intercontinental Fuels, Llc. In 2002 the Company had a net loss of $ (504,564).

In 2003, the Company acquired a 5% working interest in PAR Minerals Corporation's Snake Bite Prospect (Richardson #1) in Edwards County, Texas. The purchase price of CMMI's interest in this prospect was $65,322.80. CMMI has partnered with PAR in an Ellenberger horizontal test. The well began generating revenue sales on March 16,2003. The Richardson #1 well was sold in April 2003 for $100,000. September 15, 2003, CMMI purchased a 2.25% working interest in the Snake Bite Ellenberger Prospect in Edwards County, Texas from North American
Reserve Corp. for $60,000.   Acreage cost was $10,000 and  the turnkey drilling
cost for the Four Square Ranch #2 well was $50,000. The agreement calls for CMMI to pay $10,000 acreage cost for each well drilled and 2.5% of the drilling cost for each well. After CMMI participates in an additional seven wells, CMMI becomes vested in the approximately 12,642 acres. As of November 19, 2003, the
Four Square #2 was producing 750 MCFD with 10-20 BWPD.   On October 25, 2003,
CMMI entered into a Farm In agreement with Dominion III for the purpose of providing CMMI's drilling cost for 3 additional wells in the Rolston #1, Four Square Ranch #9 and Four Square Ranch #10 on the Snake Bite Prospect. Dominion provided up to $150,000 and holds all the right, title and interest in these 3 wells and will receive 100% of the net revenue from the Four Square Ranch #2 well until Dominion receives 125% of their cash outlay. As additional consideration, CMMI issued 100,000 shares of restricted 144 stock to Dominion
III. CMMI will Back In for 75% of the Rolston #1, Four Square Ranch #9 and the Four Square Ranch #10 wells if payout is reach on or before June 30,2005. CMMI will Back In for 65% if payout occurs after June 30, 2005. As of December 1, 2003, the Four Square Ranch # 9 was producing 4400 MCFPD with 6 BWPD while the Rolston #1 was plugged and abandoned. On January 26, 2004 CMMI amended the agreement to include two additional wells, Four Square Ranch #3 AND Hunt #1, for a cost up to $210,000. All other terms and conditions remain the same. Current plans are to try and acquire additional drill sites in the immediate area.

Additionally, CMMI acquired a fuel terminal facility in July 2003, located in Houston, Texas. On September 5, 2003 CMMI transferred its investment in this facility to Intercontinental Fuels, LLC (IFL). CMMI had accumulated costs totaling $2,750,000 in acquiring these assets. In exchange for a 75% membership interest in IFL, CMMI transferred certain assets totaling $1,650,000. The remaining assets were transferred to IFL in exchange for a note receivable of $1,100,000. On September 15, 2003. CMMI entered into an option agreement with a third party investor for two $100,000 notes. The option, if exercised, is to purchase 800 units of IFL for $8,000. The option expires September 15, 2004. CMMI repaid the two notes on November 6, 2003. On November 6, 2003 CMMI sold 1200 units of IFL for $1,500,000 to a private investor. The investor paid $750,000 cash for 600 units and signed a note for an additional 600 units. The 600 units paid for with the note is being held in trust with CMMI's General Counsel. IFL has a single customer who has contracted with the facility to purchase fuel on a monthly take or pay basis. IFL is currently waiting for its initial shipment of fuel from its supplier. CMMI loaned $550,000 at 6% to IFL on November 7, 2003 for facility maintenance and repayment of debt.

COMPARISON OF YEAR ENDED DECEMBER 31,2003 TO THE YEAR ENDED DECEMBER 31, 2002

The Company incurred a net loss from $(504,564) in 2002 and a net profit of $ 513,977 in 2003. This profit was primarily from the sale of 1200 units of Intercontinental Fuels, LLC to an outside investor. Had it not been for the liquidation of part of this asset, the Company would have incurred a loss.

Total Operating Expenses increased from $ 468,391 in 2002 to $ 649,695 in 2003. This was primarily due to an increase in consulting expenses and direct employee cost for the Intercontinental Fuels, LLC transaction.

LIQUIDITY AND CAPITAL RESOURCES

The Company used funds from private placements received from investors to invest in the Snake Bite Prospect and to acquire the Intercontinental Fuels, LLC interest as well as to operate the company. The Company should begin generating some revenue from these investments in the second quarter of 2004.

Currently, the liabilities shown on the balance sheet are current trade payables, and accrued expenses and convertible debenture expenses related to financing activities when the Company was engaged in the delivery of turn-key management services for the home health industry, predominately in south Louisiana and the acquisition of Intercontinental Fuels, LLC.

Operating results have produced a working capital deficit of $ 1,480,123 for the year ended December 31, 2003. The Company's recurring negative financial results raise substantial doubt about the Company's ability to continue as a going concern.

We will need approximately $250,000 in additional cash in order to remain viable as a going concern through the end of the current fiscal year. The Company will need to raise additional funds through additional debt or equity financing. There can be no assurance that additional equity or debt financing will be available when needed or on terms acceptable to the Company.

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

2004 OUTLOOK

The Company intends to invest in additional oil and gas projects. The investment level will be heavily dependent on securing additional capital from investors or debt. There is no assurance that additional equity or debt financing will be available on terms acceptable to Management

ACCOUNTING MATTERS AND RECENTLY ISSUED PRONOUNCEMENTS

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

In August 2001, the FASB issued SFAS No. 144, which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and certain provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 retains the fundamental provisions of SFAS No. 121 related to: (i) the recognition and measurement of the impairment of long-lived assets to be held and used, and (ii) the measurement of long-lived assets to be disposed by sale. It provides more guidance on estimating cash flows when performing recoverability tests, requires long-lived assets to be disposed of other than by sale to be classified as held and used until disposal, and establishes more restrictive criteria to classify long-lived assets as held for sale. In addition, SFAS No. 144 supersedes the accounting and reporting provisions of APB Opinion No. 30 for the disposal of a segment of a business. However, it retains the basic provisions of APB Opinion N0. 30 to report discontinued operations separately from continuing operations and extends the reporting of a discontinued operation to a component of an entity.


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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. In addition SFAS N. 146 establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002, but early adoption is permitted. The Company does not expect SFAS No. 146 to have a significant impact on its financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation", which amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting for stock based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock based employee compensation. Finally, SFAS No. 148 amends APB Opinion No. 28, "Interim Financial Reporting"' to require disclosure of those effects in interim financial statements. SFAS No. 148 is effective for fiscal years ended after December 15, 2002, but early adoption is permitted. The Company will adopt the quarterly disclosure requirements of SFAS N. 148 on January 1, 2003; however, the adoption is not expected to have a significant impact on the Company's financial reporting.

ITEM 7. FINANCIAL STATEMENTS

The financial statements of the Company are set forth beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company changed accountants from Mr. Clyde Bailey, CPA to Mr. William P. Gaines, Jr. CPA. There are no disagreements with either accountant on accounting and financial disclosure.

                                    PART III
ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The directors and officers of the Company, as of March 26, 2004, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. The officers serve at the will of the Board of Directors.

DIRECTORS AND EXECUTIVE OFFICERS

Set forth below are the names, ages, and positions of the executive officers and directors of the Company.

Name              Age     Office

Sonny Wooley       65     Chairman of the Board of Directors and Director
Timothy Byrd       42     Chief Executive Officer, Chief Financial Officer and Director

Peggy Behrens      48     Secretary and Director

SONNY WOOLEY, 65,
CHAIRMAN OF THE BOARD OF DIRECTORS

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

TIMOTHY G. BYRD, SR., 42
CHIEF EXECUTIVE OFFICER AND DIRECTOR

Mr. Byrd joined CMMI in December of 2001 after spending five years with Innovative Capital Markets. At Innovative Capital Markets, he served as Present, where he had responsibility for developing growth strategies for corporations through strategic alliances, mergers and acquisitions as well as in the corporate financial advisory business. Prior to Innovative Capital Markets, he served as President of Specialty Associated Management, Inc. from 1992 through 1996. He holds a Bachelors degree in Business Administration with an emphasis in banking and finance from the University of Southern Mississippi.

PEGGY BEHRENS
SECRETARY AND DIRECTOR

Ms. Behrens joined Consolidated Medical Management, Inc. in 1998 as President and Director where she increased revenues substantially. Prior to 1998, Ms. Behrens worked as the Administrator and Director of Nurses from 1996-1998 for Health Link Home Care. Ms. Behrens resigned as President in December 2001 and resumed her new role as Secretary. Ms. Behrens has substantial experience in project management and is currently on the board as part of the project management team.

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

None of our Officers and/or Directors have filed any bankruptcy petition, been convicted of or been the subject of any criminal proceedings or the subject of any order, judgment or decree involving the violation of any state or federal securities law within the past five (5) years.

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

ITEM 10. EXECUTIVE COMPENSATION

                       Annual Compensation                      Long Term Compensation Awards
                       -------------------                      -----------------------------
                          Payouts
                          -------
Name and            Year  Salary      Bonus     Other Annual   Restricted  Securities   LTIP     All Other
Principal Position          ($)        ($)      Compensation     Stock     Underlying  Payouts  Compensation
------------------  ----  -------  -----------  -------------  ----------  ----------  -------  ------------
Timothy G.
Byrd, Sr.
CEO, CFO            2002   50,000         -0-     100,000 (1)         -0-         -0-      -0-           -0-
and Director        2003   78,000  150,000 (2)                 1,500,000
------------------  ----  -------  -----------  -------------  ----------  ----------  -------  ------------

(1) 100,000 Stock Options with a cost basis of $0.25 and 100,000 Stock Option with a cost basis of $0.50
(2) Earned but not fully paid under performance bonus. $50,000 was used to purchase $3,500,000 of Rule 144 stock.

OPTIONS/SAR GRANTS IN LAST FISCAL YEAR:

          Individual     Grants
------------------------------------------------------------------------------
Name        Number of   Percent of  Exercise   Expiration  Grant Date  Present
           Securities     Total      of Base      Date                Value ($)
           Underlying   Options /     Price
            Options/       SARs      ($/sh)
              SARs      Granted to
             Granted    Employees
               (#)      in Fiscal
                           Year
---------  -----------  ----------  ---------  ----------  ----------  -------
Timothy G
Byrd, Sr.          -0-         -0-        -0-         -0-         -0-      -0-
---------  -----------  ----------  ---------  ----------  ----------  -------

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEARS AND FY-END OPTION VALUES

                                                       (1)

                                                       (2)

------------------  ------------------    --------------------------   ----------------------------  ------------------------
Name                      Shares                Value Realized                  Number of                    Value of
                        Acquired on                  ($)                        Securities             Unexercised In-The-
                       Exercise (#)                                             Underlying              Money Options/SARs
                                                                             Options / SARSs          At Fiscal Year-End ($)
                                                                              At Fiscal Year-              Exercisable /
                                                                                  End (#)                 Unexercisable
                                                                              Exercisable /
                                                                              Unexercisable
------------------  ------------------    --------------------------   ----------------------------  ------------------------
Timothy G.
Byrd, Sr.                           -0-  $                        -0-                           -0-                       -0-
------------------

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Based upon information received from the persons concerned, each person known to us to be the beneficial owner of more than five percent of the outstanding shares of our Common Stock, each director, each of the named executive officers and all of our directors and officers as a group, owned beneficially as of March 26, 2004, the number and percentage of outstanding shares of our Common Stock indicated in the following table:

          NAME AND ADDRESS OF
          BENEFICIAL OWNER                 NUMBER OF SHARES (1)     PERCENTAGE

          Mr. Sonny Wooley                      5,705,356*            12.88%
          11919 Sunray Avenue,
          Suite B
          Baton Rouge, Louisiana 70816


          Mr. Timothy G. Byrd, Jr.              5,000,000             11.29%
          11919 Sunray Avenue,
          Suite B
          Baton Rouge, Louisiana 70816


          Ms. Peggy Behrens                       670,100              1.51%
          11919 Sunray Avenue
          Suite B
          Baton Rouge, Louisiana 70816


          All directors and executive officers
          as a group (3 people)                11,375,456             25.69%

          North American Reserve Corp.          6,000,000**           13.55%
          422 South Broadway
          Tyler, TX 75702

          *    256 shares held indirectly
          **   Held as Nominee
          (1)  Unless otherwise indicated, all shares are held directly with sole voting and investment power.

ITEM 12. CETAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

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

CONSOLIDATED MEDICAL MANAGEMENT, INC.
          By: /s/ Timothy G. Byrd, Sr.

          ---------------------------------------------------
          Timothy G. Byrd, Sr. Chief Executive Officer, CFO and Director


Pursuant to the requirements of the Securities Exchange Act of 1933, this 10-KSB has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

          Signature                     Name and Title                      Date


          /s/Sonny Wooley               Chairman of the Board of directors
          ----------------------------                                      March 30, 2004
          Sonny Wooley




          /s/Timothy G. Byrd            Chief Executive Officer             March 30, 2004
          ---------------------------
          Timothy G. Byrd               and CFO and Director

                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

To the Board of Directors and Shareholders Consolidated Medical Management, Inc.

We have audited the accompanying consolidated balance sheet of Consolidated Medical Management, Inc. and subsidiaries (Company) as of December 31, 2003 and the related consolidated statements of operations, changes in stockholders; equity, and cash flows for the year ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and subsidiaries as of December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for the years ended December 31, 2003 and 2002 then ended in conformity with accounting principles generally accepted in the United States.

Gaines & Company, Inc.
Certified Public Accountant

March 30, 2004

                                          CONSOLIDATED MEDICAL MANAGEMENT, INC.
                                                 (A MONTANA CORPORATION)

                                          CONSOLIDATED STATEMENT OF CASH FLOWS
                                     FOR THE YEARS ENDED DECEMBER 31, 2003 and 2002

                                                                                               2003         2002
                                                                                           ------------  -----------
Cash Flows from Operating Activities:
------------------------------------
Net Income (Loss)                                                                          $   513,977   $ (504,564)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
    Non Cash Consulting and Services Paid by Stock Issue                                       387,560      206,866
    Stock Cancelled                                                                                  -            -
    (Increase) Decrease in Note Receivable                                                  (2,786,000)           -
    (Decrease) Increase in Accrued Officer's Salary                                           (100,000)     100,000
    (Decrease) Increase in Accounts Payable                                                      1,120            -
    (Decrease) Increase in Accrued Expenses                                                     81,354       61,173
                                                                                           ------------  -----------
    Net Cash Provided Used by Operating Activities                                         $(1,901,989)  $ (136,525)
                                                                                           ------------  -----------

Cash Flows from Investing Activities:
------------------------------------

Payments of Stock Subscriptions Receivable                                                      67,250       58,453
Oil & Gas Properties - Non Producing                                                             5,322      (65,322)
Investment in Intercontinental Fuels, LLC                                                   (1,320,000)
                                                                                           ------------  -----------
    Net Cash provided Used by Operating Activities                                         $(1,247,428)  $   (6,869)
                                                                                           ------------  -----------

Cash Flows from Financing Activities:
------------------------------------

    Proceeds from Issuance of Common Stock                                                                  201,000
    Issuance of Long Term Debt & Notes                                                     $ 3,100,000
                                                                                           ------------  -----------
        Net Cash Provided Used by Financing Activities                                     $ 3,100,000   $  201,000
                                                                                           ------------  -----------
Net Increase (Decrease) in Cash                                                            $   (49,471)  $   57,606
Cash, Beginning of period                                                                       63,076        5,470
                                                                                           ------------  -----------
Cash, End of period                                                                        $    13,659   $   63,076
                                                                                           ============  ===========

Supplemental Disclosure of Cash Flow Information
    Cash Paid During the Year for:
        Interest                                                                           $         -   $        -
                                                                                           ------------  -----------
        Income Taxes                                                                       $         -   $        -
                                                                                           ------------  -----------

                                       CONSOLIDATED MEDICAL MANAGEMENT, INC.
                                              (A MONTANA CORPORATION)

                       Consolidated Statements of Changes in Stockholders' Equity (Deficit)
                                  FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


                                            Common Stock
                                                                Additional   Subscription   Retained
                                                                   Paid      -----------    Earnings
                                          Shares      Amount    In Capital   Receivable     (Deficit       Total
                                        -----------  ---------  -----------  -----------  -------------  ---------

Balance December 31, 2001               13,587,293     13,591   3,5953,061     (396,003)    (4,015,314)  (844,665)

Stock Issued into Escrow Account         4,000,000      4,000                                               4,000
Shares Cancelled                        (1,025,000)    (1,025)    (264,478)     328,753                    63,250
Shares Issued for S-8 Filings            1,510,000      1,510       73,990                                 75,500
Shares Issued for Options                  400,000        400       19,600                                 20,000
Shares Issued for Services               1,657,143      1,657      100,912                                102,569
Shares Issued per Private Placement      8,550,000      8,550      192,450                                201,000
Net Income                                                                                    (504,564)  (504,564)
------------------------------------------------------------------------------------------------------------------
Balance December 31, 2002               28,679,436     28,683    3,675,535      (67,250)    (4,519,878)  (882,910)

Shares issued for Services              14,609,849     14,655      355,009                                369,664
Shares issued for payment of debt          335,000        335        7,511                                  7,846
Redemption of subscriptions receivable                                           67,250                    67,250
Shares issued for note enhancement         500,000        500        9,550                                 10,050
Net Income                                                                                     513,977    513,977
------------------------------------------------------------------------------------------------------------------
Balance December 31, 2003               44,124,285     44,173    4,047,605          -0-     (4,005,901)    85,877

                      CONSOLIDATED MEDICAL MANAGEMENT, INC.
                            (A MONTANA CORPORATION)

                      Consolidated Statement of Operations
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


                                            ------------  ---------------
                                                2003           2002
                                            ------------  ---------------
     Revenues                               $ 1,245,042   $            -
     Operating Expenses
          Well Expenses                          36,245
          Personnel Costs                        78,000          168,143
          Consulting                            376,691           68,871
          Investor Relations                        -0-           89,987
          Other Expenses                         79,506           76,924
          Legal and Professional                 65,575           41,541
          Office Expense                         13,678            4,074
          Occupancy                                 -0-           19,851
                                            ------------  ---------------
          Total Operating Expenses              649,695          468,391
     Income (Loss) from Operations              595,347         (468,391)
     Other Income (Expenses)
     Merger and Acquisition Expenses                -0-                -
     Other                                          -0-           25,000
     Interest Expense                           (81,370)         (61,173)
     Interest Income                                  -                -
                                            ------------  ---------------
                                                (81,370)         (36,173)
     Income (Loss) before Income Taxes          513,977         (504,564)
     Income Tax Expense (Benefit)                   -0-              -0-

     Net Income (Loss)                      $   513,977   $     (504,564)
                                            ============  ===============

     Net Income (Loss) per Share, Basic     $     0.012   $       (0.019)
                                            ============  ===============

     Net Income (Loss) per Share, Diluted   $     0.012   $       (0.019)
                                            ============  ===============

     Weighted Average Number of Shares       44,124,285    *  28,679,436
                                            ============  ===============

                             CONSOLIDATED MEDICAL MANAGEMENT, INC.
                                    (A MONTANA CORPORATION)

                                   Consolidated Balance Sheet
                                    AS OF DECEMBER 31, 2003

                                             ASSETS
                                             ------

Current Assets
--------------
        Cash                                                          $    13,659
                                                                      ------------
                Total Current Assets                                                     13,659

Other Assets:
        Oil & Gas Properties - Non Producing                               60,000
        Notes Receivable                                                2,786,000
        Investment in Intercontinental Fuel, LLC                        1,320,000
                                                                      ------------
                Total Other Assets                                                    4,166,000
                                                                                    -----------
                Total Assets                                                        $ 4,179,659
                                                                                    ===========

                       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                   Current Liabilities
        Accounts Payable                                              $   109,132
        Notes Payable-Current Portion                                      80,493
        Accrued Expenses                                                  339,157
        Convertible Debentures                                            465,000
        Note Payable Dr. Zehr                                             150,000
        Debentures Payable                                                350,000
                                                                      ------------

                Total Current Liabilities                                             1,493,782

Long Term Liabilities

        Debenture Payable - Dr. Zehr                                  $ 2,000,000
        Note Payable -Dr. Zehr                                            600,000
                                                                      ------------
                Total Long-Term Liabilities                                           2,600,000
                                                                                    -----------

                Total Liabilities                                                     4,093,782

                                 Stockholders' Equity

        Preferred Stock
                20,000,000 authorized shares, par value $.001
                no shares issued and outstanding                              -0-
        Common Stock                                                       44,173
                50,000,000 authorized shares, par value $.001
                44,124,285 shares issued and outstanding
        Additional Paid-in-Capital                                      4,047,605
        Accumulated Deficit                                            (4,005,901)
                                                                      ------------

                Total Stockholders' Equity (Deficit)                                     85,877

                Total Liabilities and Stockholders' Equity (Deficit)                $4,179,659*
                                                                                    ===========

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

                      -PROPERTY, EQUIPMENT AND DEPRECIATION

Expenditures for property, plant and equipment are recorded at cost. Renewals and improvements, which extend the economic life of such assets, are capitalized. Expenditures for maintenance, repairs and other renewals are charged to expense. For major dispositions, the cost and accumulated depreciation are removed from the accounts and any gain or loss is included in the results of operations.

                  -CASH FLOWS AND CONCENTRATION OF CREDIT RISK

Cash consists principally of demand deposits at commercial banks. These balances, as reflected in the bank's records, are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 2003 and 2002, the Company's deposits did not exceed the insured limits.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUATION)
------------------------------------------------------------------

                            -RISKS AND UNCERTAINTIES

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

                           -EARNINGS PER COMMON SHARE

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

                      -FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of financial instruments including marketable securities, notes and loans receivables, accounts payable and notes payable approximate their fair values at December 31, 2003.

                               -LONG-LIVED ASSETS

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


                            -STOCK BASED COMPENSATION

Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" established a fair value method for accounting for stock-based compensation plans either through recognition or disclosure. The Company did not adopt the fair value based method but instead discloses the effects of the calculation required by the statement.

                              -COMPREHENSIVE INCOME

Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

               -SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise. "SFAS No. 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

                        -RECENT ACCOUNTING PRONOUNCEMENTS

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

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of", and the accounting and reporting provisions of Accounting Principles Board Statement ("APB") 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extrordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. The Company is required to adopt SFAS No. 144 on October 1, 2002. The Company does not expect that the adoption of SFAS No. 144 will have a material effect on its financial position, results of operations or cash flows.

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

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 replaces "Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have a material effect on its financial position, results of operations or cash flows.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation", which amends SFAS No. 123 to provide alternative methods of transaction for an entity that voluntarily changes to the fair value method of accounting for stock based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock based employee compensation. Finally, SFAS No. 148 amends APB Opinion No. 28, "Interim Financial Reporting", to require disclosure of those effects in interim financial statements. SFAS No. 148 is effective for fiscal years ended after December 15, 2002, but early adoption is permitted. The Company intends to continue to measure stock based compensation in accordance with APB Opinion No. 25 but will begin reporting the additional quarterly disclosures required by SFAS No. 148

NOTE 2-LEASE COMMITMENTS
------------------------

There are no lease commitments at December 31, 2003.

NOTE 3-OTHER ASSETS
-------------------
Oil & Gas Properties-non producing
----------------------------------
In 2003, the Company acquired a 5% working interest in PAR Minerals Corporation's Snake Bite Prospect (Richardson #1) in Edwards County, Texas. The purchase price of CMMI's interest in this prospect was $65,322. CMMI has partnered with PAR in an Ellenberger horizontal test. The well began generating revenue on March 16, 2003. The Richardson #1 well was sold in April 2003 for $100,000. September 15, 2003, CMMI purchased a 2.25% working interest in the Snake Bite Ellenberger Prospect in Edwards County, Texas from North American Reserve Corp. for $60,000. Acreage cost was $10,000 the turnkey drilling cost for the Four Square Ranch #2 well was $50,000. The agreement calls for CMMI to pay $10,000 acreage cost for each well drilled and 2.5% of the drilling cost for each well. After CMMI participates in an additional seven wells, CMMI becomes vested in the approximately 12,642 acres. As of November 19, 2003, the Four
Square #2 was producing 750 MCFD with 10-20 BWPD.   On October 25, 2003, CMMI
entered into a Farm In agreement with Dominion III for the purpose of providing CMMI's drilling cost for 3 additional wells in the Rolston #1, Four Square Ranch #9 and Four Square Ranch #10 on the Snake Bite Prospect. Dominion provided up to $150,000 and holds all the right, title and interest in these 3 wells and will receive 100% of the net revenue from the Four Square Ranch #2 well until Dominion receives 125% of their cash outlay. As additional consideration, CMMI issued 100,000 shares of restricted 144 stock to Dominion III. CMMI will Back In for 75% of the Rolston #1, Four Square Ranch #9 and the Four Square Ranch #10 wells if payout is reach on or before June 30,2005. CMMI will Back In for 65% if payout occurs after June 30, 2005. As of December 1, 2003, the Four Square Ranch # 9 was producing 4400 MCFPD with 6 BWPD while the Rolston #1 was plugged and abandoned. On January 26, 2004 CMMI amended the agreement to include two additional wells, Four Square Ranch #3 AND Hunt #1, for a cost up to $210,000. All other terms and conditions remain the same. Current plans are to try and acquire additional drill sites in the immediate area.

Notes Receivable
----------------

Intercontinental Fuels, LLC- On September 5, 2003, CMMI transferred its investment in the assets of a fuel terminal facility to Intercontinental Fuels, LLC for a 75% membership interest and a note for $1,100,000. The note is payable to CMMI upon IFL's consummation of financing of the facility.

Intercontinental Fuels, LLC - On November 6, 2003 CMMI loaned $550,000 to IFL for working capital requirements. The note matures on March 4, 2004 and bears interest of 6%. IFL is still trying to start operations, consequently, the note has not been paid and is in default.

North American Reserve Corp - CMMI advanced funds to North American Reserve Corp
(NARC) in the process of acquiring the fuel terminal facility in Houston, TX. The note is dated April 10, 2003 and bears interest of 8% and matures on April 10, 2004.

Stuart Sundlun - On November 6, 2003, Mr. Stuart Sundlun acquired 1200 units in Intercontinental Fuels, LLC (IFL) from CMMI. Part of the purchase price was a note from Mr. Sundlun dated November 6, 2003, bearing interest of 10% per annum in the amount of $750,000. This note is secured by 600 units of IFL being held in attorney escrow and released pursuant to the sales agreement. In the event that Mr. Stuart does not acquire the remaining 600 units in accordance with the sales agreement, the unreleased units will revert to CMMI.

Coastal Resources Group, Inc. - On July 14, 2003, CMMI loaned $30,000 to Coastal Resources Group, Inc., maturing on January 15, 2004 and bearing interest of 6%. This note has matured and has not been repaid to the Company.

NOTE 4-NOTES PAYABLE
--------------------

        Note Payable to GE Capital, financing the phone system,
        In the original amount of $10,222, dated September 16, 1997,
        Payable in thirty-nine installments of $341 with interest at
        12.5%, secured by a pledge of the phone system.                           $     3,760

        Four  (4) notes payable to Spectrum Financial, Inc., a
        Related party of the Company, dated September 29, 1998,
        Due July 29, 2000, interest at 10%, payable on maturity,
        Unsecured                                                                      76,733

        Note payable to  Dr. David Zehr, M. D. dated July 1, 2003
        Bearing interest at 5% per annum, due upon funding of to
        CMMI of the acquisition costs of the fuel facility in Houston, TX.            600,000

        Note payable to Dr. David Zehr, M. D. dated July 6, 2003
        Bearing interest of 4% per annum, due January 6, 2004.
        Note is in default                                                            150,000
                                                                                  -----------
                Total Notes Payable                                                   830,493
                        Less Current Portion                                              -0-
                Long Term Portion                                                 $   830,493

        Maturities of Notes Payable over the next years are:

                2004                                                              $ 2,000,000
                2005 and thereafter                                                   600,000
                                                                                  -----------
                                                                                  $ 2,600,000
                                                                                  ===========

NOTE 5 - CONVERTIBLE DEBENTURES AND NOTES PAYABLE
-------------------------------------------------

The Company issued convertible debentures in 1998 that are subordinated to bank debt and secured leases. The debentures are otherwise unsecured but are given a preference over unsecured debt. The debentures include interest at fifteen (15%) percent, interest is payable in monthly installments. Each debenture has a conversion right for each holder to convert the debenture principal to shares of the Company's common stock at the greater of $2.50 per share or ninety (90%) percent of the bid price, whichever is greater on the date of conversion. Accrued interest and any principal amount not converted to shares of stock will be paid in cash at conversion. The debentures are due one year from date of issue. All debentures issued in 1998 were due in 1999, and they are in default as of December 31, 2003.

The Company issued convertible promissory notes payable in 1998. The notes are unsecured and include interest at ten (10%) percent, interest is payable in monthly installments. Each note has a conversion right for each holder to convert the note's unpaid principal to shares of the Company's common stock based on $2.50 per share, or a total of 90,000 at the note holder's discretion. Accrued interest and any principal amount not converted to shares of stock will be paid in cash at conversion. As of December 31, the company had issued and outstanding $325,000 in debentures. The notes were due July 31, 1999, and they are in default as of December 31, 2003.

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

Total Convertible Debentures and Notes Payable $465,000 Less: Current Portion (465,000) Long-Term Portion $-0-

The Company issued Debenture No. 299 in the amount of $ 350,000 on April 15, 2003. The debenture bears interest at the rate of 5% per annum and matures on October 15, 2003. The debenture is in default.

The Company issued Convertible Debenture No 300 on April 15, 2003. The debenture bears interest at the rate of 5% per annum and matures on April 15, 2006. The debenture is convertible after April 15, 2004 into $2,000,000 of common stock at a cost per share of seventy percent of the average bid price for the stock for the immediate twenty (20) days before exercise.

NOTE 6 - INCOME TAXES
---------------------

The Company has net operating loss carry forwards totaling $4,281,621, which expires starting in 2019. These loss carry forwards will offset the income for 2003, consequently there is no provision for income tax. It should be noted that there is a limitation under the Internal Revenue Service Code that could limit the amount of net operating loss carry forwards available if there is a change in control of the Company.

NOTE 7 - COMMON AND PREFERRED STOCK
-----------------------------------

The Company's common stock is $0.001 par value, there are 50,000,000 shares authorized as of December 31, 2003. As of December 31, 2003 and 2002, the Company had 44,124,285 and 28,679,436 shares issued and outstanding, respectively.

The Common Stock activities for 2003 were as follows:
1) The Company issued 14,609,849 shares for the payment of services.
2) The Company issued 335,000 shares in payment of debt that it owed.
3) The Company issued 500,000 shares as a note enhancement to Dr. Zehr.  See
Note 3.

PREFERRED STOCK
---------------

In 1998, the Company amended its articles to authorize Preferred Stock. There are 20,000,000 shares authorized with a par value of $0.001. The shares are non-voting and non-redeemable by the Company. The Company further designated two series of its Preferred Stock: "Series 'A' $12.50 Preferred Stock" with 2,159,193 shares of the total shares authorized and "Series "A" $8.00 Preferred Stock," with the number of authorized shares set at 1,079,957 shares. As of December 31, 2003 and 2002 there are no shares issued and outstanding.

DIVIDENDS
---------

Dividends are non-cumulative, however, the holders of such series, in preference to the holders of any common stock, shall be entitled to receive, as and when declared payable by the Board of Directors from funds legally available for the payment thereof, dividends in lawful money of the United States of America at the rate per annum fixed and determined as herein authorized for the shares of such series, but no more, payable quarterly on the last days of March, June, September, and December in each year with respect tot he quarterly period ending on the day prior to each such respective dividend payment date. In no event shall the holders of either series receive dividends of more than percent (1%) in any fiscal year. Each share of both series shall rank on parity with each other share of preferred stock, irrespective of series, with respect to dividends at the respective fixed or maximum rates for such series.

CONVERSION PROVISIONS
---------------------

Any holder of either series may convert any or all of such shares into shares of common stock of the Company at any time. Said shares shall be convertible at a rate equal to three (3) shares of common stock of the Company for each one (1) share of Series "A" of $12,50 Preferred Stock. The Series "A" 12.50 Preferred Stock shall be convertible, in whole or in part, at any time after the common stock of the Company shall maintain an average bid price per share of at least $12.50 for ten (10) consecutive trading days.

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


NOTE 8 - EARNINGS PER SHARE
---------------------------

Earnings per share for the year ended December 31, 2003 is computed as follows:

                                          Income        Shares       Per-Share
                                       (Numerator)   (Denominator)    Amount
                                       ------------  -------------  -----------

Net Income (Loss)                      $    531,977

Basic EPS
        Income (Loss) available             531,977     44,169,924  $     0.012
        To common stockholders

Effect Dilutive Securities                                 186,000
        Convertible Debt

Dilutive EPS                                531,977     44,355,924  $     0.012
                                       ------------  -------------  -----------
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

NOTE 9 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

There exist some contingencies that the Company may be exposed to additional liabilities that are not recorded on the Balance Sheet. One, the Company issued notes payable to two companies that were to be acquired. The balance of the notes payable is $438,000, but the Company has refused to honor these notes because the acquiring Companies did not honor their contractual agreement to provide necessary information to the Company. Secondly, the Company was indebted to the Organization, that the Company has subleased the imaging equipment. Since the Organization picked up three of the four units, the Company removed the liabilities from its Balance Sheet. Total contingent liabilities from the equipment leases that were written off are $211,370.

NOTE 10 - NON CASH FINANCING TRANSACTIONS
-----------------------------------------

During 2003 and 2002, the Company issued stock in exchange for services of

     $166,548 (1,657,143 common shares issued for year ended December 31, 2002 and
      355,009 (14,655,488) common shares issued for year ended December 31, 2003.

NOTE 11 - STOCK OPTIONS
-----------------------

In 2003, the Company did not grant any stock options. In 2002, the Company granted options to two of its directors totaling 200,000 shares with an option price of $.05.
No compensation costs were charged to income under these plans.

NOTE 12 - GOING CONCERN
-----------------------

The Company generated net income of $513,977in 2003 and has Stockholder's Equity of $85,876; however, the profit was primarily from the sale of 1200 units of the Company's interest in Intercontinental Fuels, LLC and such sales cannot be relied upon to finance future operations. Past losses and deterioration of its financial condition, as demonstrated by the deficit in working capital of ($1,480,123), coupled with the lack of operations and being in default on the notes and debentures raises substantial doubt about the Company's ability to continue as a going concern.

NOTE 13 - FAIR VALUES
---------------------

The Company has a number of financial instruments, none of which are held for trading purposes, The Company estimates that the fair value of all financial instruments at December 31, 2003 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet.

NOTE 14 - SUBSEQUENT EVENTS
---------------------------

No other material subsequent events have occurred that warrants disclosure since the balance sheet date.

                                  END OF FILING