Form 10QSB
period 2004-03-31
CONSOLIDATED MEDICAL MANAGEMENT INC
filed 2004-05-20
CIK 700815

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

The number of shares outstanding of the Company's common stock as of March 31, 2004 is shown below:

Title of Class Number of Shares Outstanding Common Stock, par value $.001 per share 44,264,285

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

ITEM 1. FINANCIAL STATEMENTS
AS USED HEREIN, THE TERM "COMPANY" REFERS TO CONSOLIDATED MEDICAL MANAGEMENT INC. UNLESS OTHERWISE INDICATED. CONSOLIDATED UNAUDITED INTERIM FINANCIAL STATEMENTS INCLUDING A BALANCE SHEET FOR THE COMPANY AS OF THE QUARTER ENDED MARCH 31, 2004, STATEMENT OF OPERATIONS, AND STATEMENT OF CASH FLOWS FOR THE INTERIM PERIOD UP TO THE DATE OF SUCH BALANCE SHEET AND THE COMPARABLE PERIOD OF THE PRECEDING YEAR ARE ATTACHED AS PAGES 3 THROUGH 5 AND ARE INCORPORATED HEREIN BY THIS REFERENCE.

                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                     CONSOLIDATED MINERALS MANAGEMENT, INC.
                            (A MONTANA CORPORATION)
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                     ASSETS
                                     ------

                                                                          MARCH 31, 2004      DECEMBER 31, 2003
                                                                         ----------------    -------------------
Current Assets
--------------
  Cash                                                                  $             739   $             13,659
                                                                         ----------------    -------------------
      Total Current Assets                                                            739                 13,659

Oil & Gas Properties - Non Producing                                               60,000                 60,000
Notes Receivable                                                                2,786,000              2,786,000
Investment in Intercontinental Fuel, LLC                                        1,320,000              1,320,000
                                                                         ----------------    -------------------
      Total Assets                                                      $       4,166,739   $          4,179,659
                                                                         ================   ===================

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

Current Liabilities
-------------------
  Notes Payable-Current Portion                                         $          80,493   $             80,493
  Accounts Payable                                                                161,132                109,132
  Accrued Expenses                                                                359,481                339,157
  Convertible Debentures                                                          465,000                465,000
    and Notes Payable-Current Portion
  Other debentures & notes payable                                                500,000                500,000
                                                                         ----------------    -------------------
      Total Current Liabilities                                                 1,566,106              1,493,782


  Notes Payable - Long Term Portion                                                     0                      0
  Debenture Payable - Dr. Zehr                                                  2,000,000              2,000,000
  Note Payable - Dr. Zehr                                                         600,000                600,000
                                                                         ----------------    -------------------
      Total Long-Term Liabilities                                               2,600,000              2,600,000

      Total Liabilities                                                 $       4,166,106   $          4,093,782

Commitments and Contingencies:                                                                                 -
------------------------------

Stockholders' Equity
--------------------
  Preferred Stock
    20,000,000 authorized shares, par value $.001                       $               -   $                  -
    no shares issued and outstanding

  Common Stock
  $0.001 par value, 50,000,000 shares authorized 44,264,285
  shares issued and outstanding as of March 31, 2004 and                           44,273                 44,173
  35,618,486 shares issued and outstanding as of December
  31, 2003.


  Additional Paid-in-Capital                                                    4,052,505              4,047,605
  Retained Earnings (Deficit)                                                  (4,096,145)            (4,005,901)
                                                                         ----------------    -------------------

      Total Stockholders' Equity (Deficit)                                            633                 85,877
                                                                         ----------------    -------------------

      Total Liabilities and Stockholders' Equity (Deficit)              $       4,166,739   $          4,179,659
                                                                         ================   ===================

                      CONSOLIDATED MEDICAL MANAGEMENT, INC.
                            (A MONTANA CORPORATION)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                      THREE MONTHS ENDED MARCH 31,
                                                   ---------------------------------
                                                        2004              2003
                                                   --------------   -----------------
Revenues                                           $            -   $              -
--------

Operating Expenses
  Personnel Costs                                          19,000             19,000
  Consulting                                               41,084              7,950
  Legal and Professional                                    1,150              5,690
  Other Expenses                                            8,686              3,471
                                                   --------------   -----------------

  Total Operating Expenses                         $       69,920   $         36,111

Income (Loss) from Operations                             (69,920)           (36,111)

Other Income (Expenses)
  Interest Expense                                        (20,342)           (11,625)

                                                          (20,342)           (11,625)

Income (Loss) before Income Taxes                  $      (90,262)  $        (47,736)

Income Tax Expense                                              -                  -
                                                   --------------   -----------------

Net Income (Loss)                                  $      (90,262)  $        (47,736)
                                                   ===============  =================
Net Income (Loss) per Share                        $      (0.002 )  $          0.012
                                                   ===============  =================

                      CONSOLIDATED MEDICAL MANAGEMENT, INC.
                            (A MONTANA CORPORATION)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                             THREE MONTHS ENDED MARCH 31,
                                                                              2004                 2003
                                                                       -------------------  -------------------
Cash Flows from Operating Activities:
------------------------------------
  Net Income (Loss)                                                    $          (90,262)  $         (220,386)
  Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by
    Operating Activities:
      Depreciation and Amortization                                                     -                    -
      Non Cash Consulting and Services Paid by Stock Issue                              -              146,000
      (Increase) Decrease in Receivables                                                -              (23,952)
      (Decrease) Increase in Accounts Payable                                      52,000                5,012
      (Increase) Decrease in Interest Payable                                                           11,625
      (Decrease) Increase in Accrued Expenses                                      20,342                    -
                                                                       -------------------  -------------------
           Net Cash Provided (Used) by Operating Activities            $          (17,920)  $          (81,701)
                                                                       -------------------  -------------------

Cash Flows from Investing Activities:
------------------------------------
                                                                                        0
  Note Receivable - Collections                                                         -               55,453
  Oil & Gas Properties - Non Producing                                                                       -
                                                                       -------------------  -------------------

           Net Cash Provided (Used) by Investing Activities            $                    $           55,453
                                                                       -------------------  -------------------

Cash Flows from Financing Activities:
------------------------------------

  Proceed from Notes Payable                                                            -                7,600
  Common Stock                                                                      5,000               17,011
                                                                       -------------------  -------------------

           Net Cash Provided (Used) by Financing Activities            $            5,000   $           24,611
                                                                       -------------------  -------------------

Net Increase (Decrease) in Cash                                        $          (12,920)  $           (1,637)

Cash, Beginning of period                                                          13,659                5,470
                                                                       -------------------  -------------------

Cash, End of period                                                    $              739   $            3,833

Supplemental Disclosure of Cash Flow Information                       $                -                    -
  Cash Paid During the Period for:                                     $                -                    -
    Interest                                                           $                -   $                -
                                                                       ===================  ===================
    Income Taxes                                                       $                -   $                -
                                                                       ===================  ===================

Supplemental Disclosure of Non-Cash Financing Information:
  In the quarter ended March 31, 2004 and 2003,
    Non Cash Consulting and Services Paid by Stock Issue               $            5,000   $          146,000

                          Notes to Financial Statements

NOTE 1 - BASIS OF PRESENTATION
------------------------------

GENERAL
-------
The consolidated unaudited interim financial statements of the Company as of March 31, 2004 and for the three months ended March 31, 2004, included herein have been prepared in accordance with the instructions for Form 10QSB under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. The December 31, 2003 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.
Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements.

In the opinion of management, the accompanying consolidated unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at March 31, 2004, and the results of their operations for the three months ended March 31, 2004 and 2003, and their cash flows for the three months ended March 31, 2004 and 2003.

The results of operations for such periods are not necessarily indicative of results expected for the full year or for any future period. These financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2003 and related notes included in the Company's Form 10-KSB filed with the Securities and Exchange Commission

                                  ORGANIZATION
The Company was incorporated under the laws of the State of Montana on August 13, 1981 under the name Golden Maple Mining and Leaching Company, Inc. On May 23, 1998, the Company changed its name to Consolidated Medical Management, Inc. In August 201, the Company decided to refocus on the oil and gas industry and is currently doing business as Consolidated Minerals Management, Inc. CMMI relocated its offices to 11919 Sunray Avenue Suite B, Baton Rouge, LA 70816 in July of 2003.

In 2003, the Company acquired a 5% working interest in PAR Minerals Corporation's Snake Bite Prospect (Richardson #1) in Edwards County, Texas. The purchase price of CMMI's interest in this prospect was $65,322.80. CMMI has partnered with PAR in an Ellenberger horizontal test. The Richardson well was sold in April 2003 for $100,000. In September 2003, CMMI purchased a 2.25% working interest in the Snake Bite Ellenberger Prospect in Edwards County, Texas, from North American Reserve Corp. for $60,000. Acreage costs was $10,000 and the turnkey drilling cost for the Four Square Ranch #2 well was $50,000. The agreements calls for CMMI to pay $10,000 acreage cost for each well drilled and 2.5% of the drilling cost for each well. After CMMI participates in an additional seven wells, CMMI becomes vested in the approximately 12,642 acres. As of November 19, 2003, the Four Square #2 was producing 750 MCFD with 10-20 BWPD. On October 25, 2003, CMMI entered into a Farm In agreement with Dominion III for the purpose of providing CMMI's drilling cost for 3 additional wells in the Rolston #1, Four Square Ranch #9 and Four Square Ranch #10 on the Snake Bite Prospect. Dominion provided up to $150,000 and holds all the right, title and interest in these 3 wells and will receive 100% of the net revenue from the Four Square Ranch #2 well until Dominion receives 125% of their cash outlay. As additional consideration, CMMI issued 100,000 shares of restricted 144 stock to Dominion III. CMMI will back in for 65% if payout occurs after June 30, 2005. As of December 1, 2003, the Four Square Ranch #9 was producing 4400MCFD with 6 BWPD while the Rolston #1 was plugged and abandoned. On January 26, 2004, CMMI amended the agreement to include two additional wells, Four Square Ranch #3 and Hunt #1, for a cost of up to $210,000. All other terms and conditions remain the same. Current plans are to try and acquire additional drilling sites in the immediate area.

CMMI acquired a fuel terminal facility in July 2003, located in Houston, Texas. On September 5, 2003, CMMI transferred its investment in this facility to Intercontinental Fuels, LLC (IFL). CMMI had accumulated costs totaling $2,750,000 in acquiring these assets. In exchange for a 75% membership interest in IFL, CMMI transferred certain assets totaling $1,650,000. The remaining assets were transferred in exchange for a note receivable of $1,100,000. On September 15, 2003, CMMI entered into an option agreement with a third party investor for two $100,000 notes. The option, if exercised, is to purchase 800 units of IFL for $8,000. The option expires September 15, 2004. CMMI repaid the two notes on November 6, 2003. On November 6, 2003, CMMI sold 1200 units of IFL for $1,500,000 to a private investor. The investor paid $750,000 cash for 600 units and signed a note for an additional 600 units. The 600 units paid for with the note is being held in trust with CMMI's general counsel. IFL has a single customer who has contracted with the facility to purchase fuel on a monthly take or pay basis. CMMI loaned $550,000 at 6% to IFL on November 7, 2003 for facility maintenance and repayment of debt.

                          Notes to Financial Statements

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

ACCOUNTING  METHOD
------------------
Accounting policies of the Company conform to the generally accepted accounting principles and reflect practices appropriate to the industry in which it operates. The significant policies are summarized below.

CASH FLOWS AND CONCENTRATION OF CREDIT RISK

Cash consists principally of demand deposits at commercial banks. These balances, as reflected in the bank's records, are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 2003 and March 31, 2004, the Company's deposits did not exceed the insured limits.

EARNINGS PER COMMON SHARE
-------------------------
The Company adopted Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," which simplifies the computation of earnings per share requiring the restatement of all prior periods.

Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding during each year.

Diluted earnings per share are computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation. The Company does not have any dilutive securities as of March 31, 2004.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

NOTE 3 - CONVERTIBLE DEBENTURES AND NOTES PAYABLE
-------------------------------------------------

The Company issued convertible debentures in 1998 that are subordinated to bank debt and secured leases. The debentures are otherwise unsecured but are given a preference over unsecured debt. The debentures include interest at fifteen (15%) percent, interest is payable in monthly installments. Each debenture has a conversion right for each holder to convert the debenture principal to shares of the Company's common stock at the greater of $2.50 per share or ninety (90%) percent of the bid price, whichever is greater on the date of conversion. Accrued interest and any principal amount not converted to shares of stock will be paid in cash at conversion. The debentures are due one year from date of issue. All debentures issued in 1998 were due in 1999, and they are in default as of March 31, 2004.

The Company issued convertible promissory notes payable in 1998. The notes are unsecured and include interest at ten (10%) percent, interest is payable in monthly installments. Each note has a conversion right for each holder to convert the note's unpaid principal to shares of the Company's common stock based on $2.50 per share, or a total of 90,000 at the note holder's discretion. Accrued interest and any principal amount not converted to shares of stock will be paid in cash at conversion. As of December 31, the company had issued and outstanding $325,000 in debentures. The notes were due July 31, 1999, and they are in default as of March 31 2004.

                          Notes to Financial Statements

NOTE 3 - CONVERTIBLE DEBENTURES AND NOTES PAYABLE (CON'T)
---------------------------------------------------------

The Company has entered into an agreement with Spectrum Financial, Inc. ("Spectrum") whereby Spectrum will exchange shares it owns with the debenture holder upon exercise of the debenture's conversion option, in satisfaction of the Company's obligations under the conversion provisions. In exchange, Spectrum will then receive an unsecured note payable from the Company for the face amount of the debenture surrendered. During the year ended December 31, 1998, Spectrum exchanged a total of 14,000 of its shares in connection with this agreement and received five notes payable from the Company totaling $35,000.


     Total  Convertible  Debentures  and  Notes  Payable    $       465,000
     Less:  Current  Portion                                       (465,000)
                                                            ----------------
     Long-Term  Portion                                     $            -0
                                                            ================

The Company issued Debenture No 299 in the amount of $350,000 on April 15, 2003. The Debenture bears interest at the rate of 5% per annum and matures on October 15, 2003. The debenture is in default.

The Company issued Convertible Debenture No 300 on April 15, 2003. The debenture bears interest at the rate of 5% per annum and matures on April 15, 2006. The debenture is convertible after April 15, 2004 into $2,000,000 of common stock at a cost per share of seventy per cent of the average bid price for the stock for the immediate twenty (20) days before exercise.


NOTE 4 - COMMON AND PREFERRED STOCK
-----------------------------------

COMMON STOCK
------------

The Company's common stock is $0.001 par value, there are 50,000,000 shares authorized as of as of December 31, 2003 and March 31, 2004, the Company had 35,618,486 and 44,264,285 shares issued and outstanding, respectively.

PREFERRED STOCK
---------------

In 1998, the Company amended its articles to authorize Preferred Stock. There are 20,000,000 shares authorized with a par value of $ 0.001. The shares are non-voting and non-redeemable by the Company. The Company further designated two series of its Preferred Stock: "Series 'A' $12.50 Preferred Stock" with 2,159,193 shares of the total shares authorized and "Series 'A' $8.00 Preferred Stock," with the number of authorized shares set at 1,079,957 shares. As of March 31, 2004 and December 31, 2003 there are no shares issued and outstanding.

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

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash, nor does it have an established source of revenues sufficient to cover its operating costs raising substantial doubt about its ability to continue as a going concern.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS.

The following discussion should be read in conjunction with our unaudited consolidated interim financial statements and related notes thereto included in this quarterly report and in our audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contained in our Form 10-KSB for the year ended December 31, 2003. Certain statements in the following MD&A are forward looking statements. Words such as "expects", "anticipates", "estimates" and similar expressions are intended to identify forward looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected.

GENERAL

Consolidated Medical Management, Inc. ("CMMI"), was incorporated under the laws of the State of Montana on August 13, 1981 under the name Golden Maple Mining and Leaching Company, Inc. On May 23, 1998, we changed our name to Consolidated Medical Management, Inc. In August 2001, the Company decided to refocus on the oil and gas industry and are currently doing business as Consolidated Minerals Management, Inc. CMMI's address was 5161 San Felipe, Suite 320, Houston, Texas 77056 until June 2003 when the company moved offices to 7500 San Felipe, Suite 600, Houston, Texas 77063. In July 2003 the Company moved its offices to 11919 Sunray Avenue, Suite B, Baton Rouge, LA 70816.

RESULTS OF OPERATIONS

For the quarter ended March 31, 2004, CMMI incurred a net loss of $90,262. The loss in entirely attributable to accrual of expenses incurred for consultants and interest on debt.

The Company acquired a 5% working interest in PAR Minerals Corporation's Snake Bite Prospect (Richardson #1) in Edwards County, Texas. CMMI has partnered with PAR in an Ellenberger horizontal test. The well began generating revenue sales on March 16, 2003. (See comments in the Organization section) Current plans are to try and acquire additional drill sites in the immediate area.


COMPARISON OF QUARTER ENDED MARCH 31, 2004 TO THE QUARTER ENDED MARCH 31, 2003

For the quarter ended March 31, 2004, our net loss was $ 90,262 as compared to $47,736 for the quarter ended March 31, 2003. The increase is related to an increase in consulting fees incurred in the normal course of business.

Total Operating Expenses increased from $36,111 in the first quarter 2003 to $69,920 in 2004, as CMMI accrued payments due to consultants that provided services in the normal course of business.

LIQUIDITY AND CAPITAL RESOURCES

Currently, the liabilities shown on the balance sheet are current trade payables, and accrued expenses and convertible debenture expenses related to financing activities when the Company was engaged in the delivery of turn-key management services for the home health industry, predominately in south Louisiana . Additionally, other debentures, payables and accrued expenses were incurred in the Intercontinental Fuel transaction described earlier.

Continuing negative operating results produced a working capital deficit of $1,480,123 for the year ended December 31, 2003. The Company's recurring negative financial results raise substantial doubt about the Company's ability to continue as a going concern.

The Company currently anticipates that its existing cash and cash equivalents balance will fund operations and continue energy development at the current level of activity into the second quarter of 2004. The Company will need to raise additional funds through additional debt or equity financing. There can be no assurance that additional equity or debt financing will be available when needed or on terms acceptable to the Company.

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

                                     PART II

Pursuant to the Instructions on Part II of the Form 10-QSB, Items 1, 3, and 5 are omitted.

ITEM 2. CHANGES IN SECURITIES

The following information sets forth certain information for all securities the Company issued from January 1, 2004 through March 31, 2004, in transactions without registration under the Act. There were no underwriters in any of these transactions, nor were any sales commissions paid thereon. The securities were issued pursuant to Section 4(2) of the Act.

100,000  shares  were  issued  for  services  in  the  first  quarter  of  2004.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT INDEX

EXHIBIT 31          Certifications

EXHIBIT 32.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002, with respect to the registrant's quarterly report on Form 10QSB for the quarter ended March 31, 2004
EXHIBIT 32.2 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 Of the Sarbanes Oxley Act of 2002, with respect to the registrants quarterly report on Form 10QSB for the quarter ended March 31, 2004

                                   SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the undersigned has duly caused this Form 10-QSB to be signed on its behalf by the undersigned, there unto duly authorized, in the City of Baton Rouge, Louisiana, on May 20, 2004.

CONSOLIDATED MEDICAL MANAGEMENT, INC.


By:  /s/  Timothy  G.  Byrd,  Sr.
    ------------------------
---------------------------------------------
       Timothy  G.  Byrd,  Sr.
       Chief  Executive  Officer,  Acting Chief Accounting Officer, and Director