Form 10QSB
period 2004-06-30
CONSOLIDATED MEDICAL MANAGEMENT INC
filed 2004-08-13
CIK 700815

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

                                  222-292-5139
                (Registrant's telephone no., including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [  ]

The number of shares outstanding of the Company's common stock as of June 30, 2004 is shown below:

Title of Class Number of Shares Outstanding Common Stock, par value $.001 per share 44,264,285.

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AS USED HEREIN, THE TERM "COMPANY" REFERS TO CONSOLIDATED MEDICAL MANAGEMENT INC. UNLESS OTHERWISE INDICATED. CONSOLIDATED UNAUDITED INTERIM FINANCIAL STATEMENTS INCLUDING A BALANCE SHEET FOR THE COMPANY AS OF THE QUARTER ENDED JUNE 30, 2004, STATEMENT OF OPERATIONS, AND STATEMENT OF CASH FLOWS FOR THE INTERIM PERIOD UP TO THE DATE OF SUCH BALANCE SHEET AND THE COMPARABLE PERIOD OF THE PRECEDING YEAR ARE ATTACHED AS PAGES 3 THROUGH 5 AND ARE INCORPORATED HEREIN BY THIS REFERENCE.

                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                                   CONSOLIDATED MINERALS MANAGEMENT, INC.
                                          (A MONTANA CORPORATION)
                                         CONSOLIDATED BALANCE SHEET
                                                (UNAUDITED)

                                                   ASSETS
                                                   ------

Current Assets                                                      June 30, 2004        December 31, 2003
--------------                                                      -------------        -----------------
Cash                                                                 $       403            $    13,659
                                                                     -----------            -----------

     Total Current Assets                                                    403                 13,659
                                                                     -----------            -----------

Other Assets
Oil & Gas Properties - Non Producing                                 $    60,000                 60,000
Notes Receivable                                                       2,786,000              2,786,000
Investment in Intercontinental Fuels, LLC                              1,320,000              1,320,000
                                                                     -----------            -----------
     Total Other Assets                                                4,166,000              4,166,000
                                                                     -----------            -----------

                  Total Assets                                       $ 4,166,403            $ 4,179,659
                                                                     ===========            ===========

                             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                             ----------------------------------------------

Current Liabilities

Accounts Payable                                                         241,625                109,132
Accrued Expenses                                                         437,501                339,157
Convertible Debentures                                                   465,000                465,000
Note Payable Dr. Zehr                                                    150,000                150,000
Debentures Payable                                                       350,000                350,000
                                                                     -----------            -----------

         Total Current Liabilities                                     1,644,126              1,493,782

Debentures Payable Dr. Zehr                                            2,000,000              2,000,000
Note Payable Dr. Zehr                                                    600,000                600,000
                                                                     -----------            -----------
         Total Long-Term Liabilities                                   2,600,000              2,600,000
                                                                     -----------            -----------

         Total Liabilities                                           $ 4,244,126            $ 4,093,782

Commitments and Contingencies:

Stockholders' Equity
         Preferred Stock
              20,000,000 authorized shares, par value $.001 no shares issued and outstanding

         Common Stock                                                $    44,273            $    44,173
         $0.001 par value, 50,000,000 shares authorized
         44,264,285 shares issued and outstanding as of
         June 30, 2004 and 44,264,285 shares issued
         and outstanding as of December 31, 2003

         Additional Paid-in-Capital                                    4,052,505              4,047,605
         Retained Earnings (Deficit)                                  (4,174,501)            (4,005,901)
                                                                     -----------            -----------

            Total Stockholders' Equity (Deficit)                        (121,996)                85,877
                                                                     -----------            -----------

            Total Liabilities and Stockholders' Equity (Deficit)     $ 4,166,043            $ 4,179,659
                                                                     ===========            ===========

                                      CONSOLIDATED MEDICAL MANAGEMENT, INC.
                                             (A MONTANA CORPORATION)
                                       CONSOLIDATED STATEMENT OF OPERATIONS
                                                   (UNAUDITED)

                                         THREE MONTHS ENDED JUNE 30, 2004
                                         --------------------------------

                                             THREE MONTHS ENDED JUNE 30,             SIX MONTHS ENDED JUNE 30,
                                             ---------------------------             -------------------------
                                              2004                2003               2004                 2003
                                              ----                ----               ----                 ----
Revenues                                   $                   $  15,042          $                   $   15,042
---------

Operating Expenses
    Personnel Costs                           24,000              27,500             43,000               46,500
    Consulting                                44,600                   0             85,684                7,950
    Legal and Professional                       428              18,625              1,578               24,315
    Other Expenses                             9,310              49,961             17,996               53,432
                                           ---------           ---------           ---------           ---------

    Total Operating Expenses               $  78,338           $  96,086          $ 148,258           $  132,197

Income (Loss) from Operations                (78,338)            (81,044)          (148,258)           (117,155)

Other Income (Expenses)
      Interest Expense                             0                   0            (20,342)            (11,625)
                                           ---------           ---------           ---------           ---------

Income (Loss) before Income Taxes          $ (78,338)          $ (81,044)         $(168,600)           (128,780)

Income Tax Expense                                 0                   0                  0
                                           ---------           ---------          ---------            ---------

Net Income (Loss)                          $ (78,338)          $ (81,044)         $(168,600)          $(128,780)
                                           =========            ========          =========            =========

Net Income (Loss) per Share                  $(.0017)          $  (.0022)         $  (.0038)          $  (.0036)
                                           =========             ========         =========            =========

                                    CONSOLIDATED MEDICAL MANAGEMENT, INC
                                          (A MONTANA CORPORATION)
                                       CONSOLIDATED STATEMENT OF CASH
                                                (UNAUDITED)
                                         THREE MONTHS ENDED JUNE 30

Cash Flows from Operating Activities:                                       2004                   2003
-------------------------------------                                       ----                   ----
     Net Income (Loss)                                                  $   (78,338)          $  (128,780)
     Adjustments to Reconcile Net Income (Loss) to
          Net Cash Provided by Operating Activities:
             Depreciation and Amortization
             (Increase) Decrease in Investme                                                   (2,000,000)
             (Increase) Decrease in Receivab                                                     (350,000)
             (Decrease) Increase in Accounts Payable                              0                     0
             (Increase) Decrease in Interest                                      0                     0
             (Increase) Decrease in Accrued                                 (78,002)               77,977
                                                                        -----------           -----------

          Net Cash Provided (Used) by Operating Activities              $      (336)          $(2,430,803)
                                                                        -----------           -----------

Cash Flows from Investing Activities:

     Assets Disposed

          Net Cash Provided (Used) by Investing Activities              $                     $
                                                                        -----------           -----------


Cash Flows from Financing Activities:
      Increase in Long-Term Debt                                                                2,000,000
      Increase in Short-Term Debt                                                                 350,000
      Increase in Paid in capital                                                                 141,514
      Common Stock                                                                                  6,935
                                                                        -----------           -----------

          Net Cash Provided (Used) by Financing Activities              $         0           $ 2,435,199
                                                                        -----------           -----------

Net Increase (Decrease) in Cash                                                (336)                4,396

Cash, Beginning of period                                                       739                   506
                                                                        -----------           -----------

Cash, End of period                                                     $       403                $4,902
                                                                        ===========           ===========

Supplemental Disclosure of Cash Flow Information
       Cash Paid During the Period for:                                 $         0           $         0
                                                                        ===========           ===========
          Interest

          Income Taxes                                                  $         0           $         0
                                                                        ===========           ===========

NOTE 1 - BASIS OF PRESENTATION
------------------------------

GENERAL
-------

The consolidated unaudited interim financial statements of the Company as of June 30, 2004 and for the three months and six months ended June 30, 2004, included herein have been prepared in accordance with the instructions for Form 10QSB under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. The December 31, 2003 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements.

In the opinion of management, the accompanying consolidated unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at June 30, 2004, and the results of their operations for the three and six months ended June 30, 2004 and June 30, 2003, and their cash flows for the three and six months ended June 30, 2004 and June 30, 2003.

The results of operations for such periods are not necessarily indicative of results expected for the full year or for any future period. These financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2003 and related notes included in the Company's Form 10-KSB filed with the Securities and Exchange Commission.

                                  ORGANIZATION

Consolidated Medical Management, Inc. (CMMI), was incorporated under the laws of the State of Montana on August 13, 1981 under the name Golden Maple Mining and Leaching Company, Inc. On May 23, 1998, we changed our name to Consolidated Medical Management, Inc. In August 2001, the Company decided to refocus on the oil and gas industry and are currently doing business as Consolidated Minerals Management, Inc. CMMI moved its corporate office in July 2003 to Baton Rouge, LA.

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

CASH FLOWS AND CONCENTRATION OF CREDIT RISK
-------------------------------------------

Cash consists principally of demand deposits at commercial banks. These balances, as reflected in the bank's records, are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 2003 and June 30, 2004, the Company's deposits did not exceed the insured limits.

EARNINGS PER COMMON SHARE
-------------------------

The Company adopted Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," which simplifies the computation of earnings per share requiring the restatement of all prior periods.

Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding during each year.

Diluted earnings per share are computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation. The Company does not have any dilutive securities as of June 30, 2004.

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
                                                               ===========

The Company issued a $2,000,000 convertible debenture on April 15, 2003 which is unsecured and includes interest at 5% per annum. The debenture matures on April 15, 2006. It is convertible at the option of the holder after April 15, 2004 into $2.000.000 of Common stock at a cost of 70% of the average bid price for
the stock for the immediate twenty days before the exercise.   Additionally, the
Company issued notesto Dr. David Zehr in the amounts of $600,000 and $150,000 on July 1, 2003 and July 6, 2003, respectively. The notes were issued in conjunction with the acquisition of the fuel distribution facility.

The Company issued a $350,000 debenture on April 15, 2003 which is unsecured and includes interest at 5% per annum. The debenture matures on October 15, 2003.

NOTE 4 - COMMON AND PREFERRED STOCK
-----------------------------------

COMMON STOCK
------------

The Company's common stock is $0.001 par value, there are 50,000,000 shares authorized as of December 31, 2003 and June 30, 2004, the Company had 44,264,285 and 44,264,285 shares issued and outstanding, respectively.

PREFERRED STOCK
---------------

In 1998, the Company amended its articles to authorize Preferred Stock. There are 20,000,000 shares authorized with a par value of $0.001. The shares are non-voting and non-redeemable by the Company. The Company further designated two series of its Preferred Stock: "Series 'A' $12.50 Preferred Stock" with 2,159,193 shares of the total shares authorized and "Series 'A' $8.00 Preferred Stock," with the number of authorized shares set at 1,079,957 shares. As of June 30, 2004 and December 31, 2003 there are no shares issued and outstanding.

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

GENERAL

Consolidated Medical Management, Inc. ("CMMI"), was incorporated under the laws of the State of Montana on August 13, 1981 under the name Golden Maple Mining and Leaching Company, Inc. On May 23, 1998, we changed our name to Consolidated Medical Management, Inc. In August 2001, the Company decided to refocus on the oil and gas industry and are currently doing business as Consolidated Minerals Management, Inc. CMMI's address was 5161 San Felipe, Suite 320, Houston, Texas 77056 until July 2003 when the Company moved offices to 11919 Sunray Avenue, Suite B, Baton Rouge, LA 70816.

RESULTS OF OPERATIONS

For the quarter ended June 30, 2004, CMMI incurred a net loss of $78,335 as compared to a net loss of $ 81,044 for the quarter ended June 30, 2004. The loss is attributable to the accrual of expenses incurred for consultants and maintaining operations while seeking to restructure its business operations.

COMPARISON OF QUARTER ENDED JUNE 30, 2004 TO THE QUARTER ENDED JUNE 30, 2003

For the quarter ended June 30, 2004, our net loss was $78,335 as compared to $81,044 for the quarter ended June 30, 2003. The loss is related to consulting fees incurred from assistance developing a focused business plan and strategy for obtaining the debt or equity financing that we will need to acquire energy prospects.

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

The Company currently anticipates that its existing cash and cash equivalents balance will fund operations and continue energy development at the current level of activity into the third quarter of 2004. The Company will need to raise additional funds through additional debt or equity financing. There can be no assurance that additional equity or debt financing will be available when needed or on terms acceptable to the Company.

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