Form 10QSB
period 2004-09-30
CONSOLIDATED MEDICAL MANAGEMENT INC
filed 2004-11-15
CIK 700815

SECURITIES AND EXCHANGE COMMISSION
                        ----------------------------------
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]  No  [_]

The number of shares outstanding of the Company's common stock as of September 30, 2004 is shown below:

Title of Class Number of Shares Outstanding Common Stock, par value $.001 per share 44,544,223.

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

                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                                 CONSOLIDATED MINERALS MANAGEMENT, INC.
                                        (A MONTANA CORPORATION)
                                       CONSOLIDATED BALANCE SHEET
                                              (UNAUDITED)

                                                 ASSETS
                                                 ------

Current Assets                                                 September 30, 2004    December 31, 2003
--------------                                                --------------------  -------------------
Cash                                                          $               403   $           13,659
                                                              --------------------  -------------------

Total Current Assets                                                          403               13,659
                                                              --------------------  -------------------

Other Assets
------------
Oil & Gas Properties                                          $            60,000               60,000
Investment in Intercontinental Fuels LLC                                1,320,000            1,320,000
Note Receivable                                                         2,786,000            2,786,000
                                                              --------------------  -------------------
     Total Other Assets                                                 4,166,000            4,166,000
                                                              --------------------  -------------------

          Total Assets                                        $         4,166,403   $        4,179,659
                                                              ====================  ===================


                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                      ----------------------------------------------

Current Liabilities
-------------------


Notes Payable-Current Portion                                 $                     $           80,493
Accounts Payable                                                                               109,132
Accrued Expenses                                                          171,000              339,157
Convertible Debentures                                                       0                 465,000
Note Payable - Dr. Zehr                                                   150,000              150,000
Debentures Payable                                                        350,000              350,000
                                                              --------------------  -------------------

     Total Current Liabilities                                            671,000            1,493,782

Debenture Payable Dr. Zehr                                              2,000,000            2,000,000
Note Payable Dr. Zehr                                                     600,000              600,000
                                                              --------------------  -------------------
     Total Long-Term Liabilities                                        2,600,000            2,600,000
                                                              --------------------  -------------------

     Total Liabilities                                        $         3,271,000   $        4,093,782
                                                              --------------------  -------------------
Stockholders' Equity
--------------------
     Preferred Stock
        20,000,000 authorized shares, par value $.001
        no shares issued and outstanding
     Common Stock                                             $            44,544               44,173
     $0.001 par value, 50,000,000 shares authorized
     44,544,223 shares issued and outstanding as of
     September 30, 2004 and 44,264,285 issued and
     Outstanding as of December 31, 2003.

     Additional Paid-in-Capital                                         4,332,172            4,047,605
     Retained Earnings (Deficit)                                       (3,481,313)          (4,005,901)
                                                              --------------------  -------------------

        Total Stockholders' Equity (Deficit)                              895,403               85,877
                                                              --------------------  -------------------

        Total Liabilities and Stockholders' Equity (Deficit)  $         4,166,403   $        4,179,659
                                                              ====================  ===================

                            CONSOLIDATED MEDICAL MANAGEMENT, INC.
                                   (A MONTANA CORPORATION)
                            CONSOLIDATED STATEMENT OF OPERATIONS
                                         (UNAUDITED)

                            NINE MONTHS ENDED SEPTEMBER 30, 2004
                            ------------------------------------

                                   THREE MONTHS ENDED SEPT 30,  NINE MONTHS ENDED SEPT 30,
                                    ------------------------  ------------------------------
                                       2004         2003          2004            2003
                                    -----------  -----------  ------------  ----------------
Revenues                            $    0       $  60,000   $      0       $    75,042
--------

Operating Expenses
    Personnel Costs                    24,000      147,000        67,000         193,500
    Consulting                        312,938       10,700       398,622          18,650
    Legal and Professional                0         11,260         1,578          35,575
    Other Expenses                        0         31,460        17,996          84,879
                                    -----------  -----------  ------------  ----------------

    Total Operating Expenses        $ 336,938     $ 200,420   $  485,196 $       332,604

Income (Loss) from Operations        (336,938)     (140,420)    (485,196)       (257,562)

Other Income (Expenses)             1,030,126                  1,030,126
      Interest Expense                    0                       20,342        ( 11,625)

                                    -----------  -----------  ------------  ----------------

Income (Loss) before Income Taxes  $  693,188    $ (140,420)   $ 524,588        (269,187)

Income Tax Expense                                    0                              0
                                    -----------  -----------  ------------  ----------------

Net Income (Loss)                  $  693,188    $ (140,420)   $ 524,588    $   (269,187)
                                    ===========  ===========  ============  ================

Net Income (Loss) per Share         $    .0156     $  (.003)  $     .0118   $     (.0063)
                                    ===========  ===========  ============  ================

                           CONSOLIDATED MEDICAL MANAGEMENT, INC
                                 (A MONTANA CORPORATION)
                              CONSOLIDATED STATEMENT OF CASH
                                       (UNAUDITED)
                             NINE MONTHS ENDED SEPTEMBER 30
                             -------------------------------

Cash Flows from Operating Activities:                             2004          2003
-------------------------------------                          -----------  -------------
     Net Income (Loss)                                         $ 693,188    $   (140,420)
     Adjustments to Reconcile Net Income (Loss) to
        Net Cash Provided by Operating Activities:
              Depreciation and Amortization
              (Increase) Decrease in Investment                                 (750,000)
              (Increase) Decrease in Receivables                                    0
              (Decrease) Increase in Accounts Payable           (161,131)         (6,685)
              (Increase) Decrease in Interest Payable                               0
              (Increase) Decrease in Accrued Expenses           (346,994)           0
                                                               -----------  -------------

            Net Cash Provided (Used) by Operating Activities   $ 185,063   $    (897,105)
                                                               -----------  -------------

Cash Flows from Investing Activities:
-------------------------------------

        Oil & Gas Properties                                                      60,000
                                                               -----------  -------------

            Net Cash Provided (Used) by Investing Activities   $            $     60,000
                                                               -----------  -------------

Cash Flows from Financing Activities:
-------------------------------------
     Increase (decrease) in Long-Term Debt                      (465,000)        750,000
     Increase in Short-Term Debt                                                   0
     Increase in Paid in capital                                 279,666          88,000
     Common Stock                                                    271           7,000
                                                               -----------  -------------

            Net Cash Provided (Used) by Financing Activities   $ (185,063)  $    845,000
                                                               -----------  -------------

Net Increase (Decrease) in Cash                                      0             7,895

Cash, Beginning of period                                             403          4,901
                                                               -----------  -------------

Cash, End of period                                                   403    $    12,796
                                                               ===========  =============

NOTE 1 - BASIS OF PRESENTATION
------------------------------

GENERAL
-------

The unaudited interim financial statements of the Company as of September 30, 2004 and for the three months and nine months ended September 30, 2004, included herein have been prepared in accordance with the instructions for Form 10QSB under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. The December 31, 2003 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements.

In the opinion of management, the accompanying consolidated unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at September 30, 2004, and the results of their operations for the three and nine months ended September 30, 2004 and September 30, 2003, and their cash flows for the three and nine months ended September 30, 2004 and September 30, 2003.

The results of operations for such periods are not necessarily indicative of results expected for the full year or for any future period. These financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2003 and related notes included in the Company's Form 10-KSB filed with the Securities and Exchange Commission.

                                  ORGANIZATION

The Company was incorporated under the laws of the State of Montana on August 13, 1981 under the name Golden Maple Mining and Leaching Company, Inc. On May 23, 1998, we changed our name to Consolidated Medical Management, Inc. In August, 2001, the Company decided to refocus on the oil and gas industry and are currently doing business as Consolidated Minerals Management, Inc. CMMI moved its office in July 2003 to Baton Rouge, LA.

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

CASH FLOWS AND CONCENTRATION OF CREDIT RISK
-------------------------------------------

Cash consists principally of demand deposits at commercial banks. These balances, as reflected in the bank's records, are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 2003 and September 30, 2004, the Company's deposits did not exceed the insured limits.

EARNINGS PER COMMON SHARE
-------------------------

The Company adopted Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," which simplifies the computation of earnings per share requiring the restatement of all prior periods.

Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding during each year.

Diluted earnings per share are computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation. The Company does not have any dilutive securities as of September 30, 2004.

COVERTIBLE DEBENTURES AND NOTES PAYABLE
---------------------------------------

The Company issued a $2,000,000 convertible debenture on April 15, 2003 which is unsecured and includes interest at 5% per annum. The debenture matures on April 15, 2006. It is convertible at the option of the holder after April 15, 2004 into $2,000,000 of Common stock at a cost of 70% of the average bid price for the stock for the immediate twenty days before the exercise.

The Company issued a $350,000 debenture on April 15, 2003 which is unsecured and includes interest at 5% per annum. The debenture matured on October 15, 2003.

The Company issued a $600,000 note payable on July 1, 2003 which is unsecured and includes interest at 5% per annum. The note is payable upon permanent financing of Intercontinental Fuels, LLC (IFL) plant facility. CMMI owns 60% of the membership interest in IFL.

The Company issued a $150,000 note payable on July 5, 2003 which is unsecured and includes interest at 4% per annum. Interest is payable monthly and was due January 6, 2004.

NOTE 5 - COMMON AND PREFERRED STOCK
-----------------------------------

COMMON  STOCK
-------------

The Company's common stock is $0.001 par value, there are 50,000,000 shares authorized as of December 31, 2003 and September 30, 2004, the Company had 44,544,223 and 44,264,285 shares issued and outstanding, respectively.

PREFERRED STOCK
---------------

In 1998, the Company amended its articles to authorize Preferred Stock. There are 20,000,000 shares authorized with a par value of $0.001. The shares are non-voting and non-redeemable by the Company. The Company further designated two series of its Preferred Stock: "Series 'A' $12.50 Preferred Stock" with 2,159,193 shares of the total shares authorized and "Series 'A' $8.00 Preferred Stock," with the number of authorized shares set at 1,079,957 shares. As of September 30, 2004 and December 31, 2003 there are no shares issued and outstanding.

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

ITEM 2. MANAGEMENT DISCUSSION AND ANAYLSIS OF FINACIAL CONDITION OR PLAN OF OPERATIONS.

The following discussion should be read in conjunction with our unaudited consolidated interim financial statements and related notes thereto included in this quarterly report and in our audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A") contained in our Form 10-KSB for the year ended December 31, 2003. Certain statements in the following MD&A are forward looking statements. Words such as "expects", "anticipates", "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected.

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

RESULTS OF OPERATIONS

For the quarter ended September 30, 2004 the Company had no revenues from operations. The Company is continually trying to capitalize its investment in Intercontinental Fuels, LLC so that when that facility is on line, operational revenue will begin. The Company believes that its efforts to accomplish this will come to fruition in either the fourth quarter of 2004 or the first quarter of 2005. The Company continues to incur and accrue expenses for consultants that are necessary for it to achieve the operational status it is striving for.

COMPARISON OF QUARTER ENDED SEPTEMBER 30, 2004 TO THE QUARTER ENDED SEPTEMBER 30, 2003

For the quarter ended September 30, 2004, our net income was $693,188 as compared to a net loss of $140,407 for the quarter ended September 30, 2003. CMMI decided to recognize as income in the third quarter, outstanding liabilities that were incurred over five years ago. It has been determined that the statutory period for a debtor to take legal action to recover these unpaid balances has passed. Therefore, the appropriate action is to take the amounts that were once recorded as expenses and recognize them as income from discharge of indebtedness. Were it not for this adjustment, the Company would have had a loss in the third quarter in the amount of $ 336,938 as the result of accruing personnel costs and consultant's costs.


LIQUIDITY AND CAPITAL RESOURCES

Currently, the liabilities shown on the balance sheet are current trade payables, accrued expenses and debentures payable related to financing the acquisition of the fuel terminal facility in Houston, TX. All of the payables and debentures related to the time period that CMMI was in the home health business have been written off and included in the third quarter as other, non recurring income.

The Company's current financial situation raise substantial doubt as to the Company's ability to continue as a going concern. The Company will need to raise additional funds via debt or equity financing to continue operations. There can be no assurance that additional capital will be available when needed or on terms acceptable to the Company.

The market price of the Company's common stock has fluctuated significantly since in began to be publicly traded in 1998 and may continue to be highly volatile. Factors such as the ability of the Company to achieve development goals, ability of the Company to profitably complete energy projects, the ability of the Company to raise additional funds, general market conditions and other factors affecting the Company's business that are beyond the Company's control may cause significant fluctuations in the market price of the Company's common stock. The market prices of the stock of many energy companies have fluctuated substantially, often unrelated to the operating or research and development performance of the specific companies. Such market fluctuations could adversely affect the market price for the Company's common stock.

                                     PART II

Pursuant to the Instructions on Part II of the Form 10-QSB, Items 1, 3, and 5 are omitted.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT INDEX


EXHIBIT 31     Certifications
EXHIBIT 32.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002, with respect to the registrant's quarterly report on Form 10qsb for the quarter ended September 30, 2004
EXHIBIT 32.2 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002, with respsect to the registrants quarterly report on Form 10QSB for the quarter ended September 30, 2004.


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

CONSOLIDATED MEDICAL MANAGEMENT, INC.


               By:  /s/ Timothy G. Byrd, Sr.

                    Timothy G. Byrd, Sr.
                    Chief Executive Officer, Acting Chief Accounting Officer, an



                                  EXHIBIT INDEX
                                  -------------

EXHIBIT 31     Certifications

EXHIBIT 32.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002, with respect to the registrant's quarterly report on Form 10qsb for the quarter ended September 30, 2004

EXHIBIT 32.2 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002, with respsect to the registrants quarterly report on Form 10QSB for the quarter ended September 30, 2004.