Form 10KSB
period 2004-12-31
CONSOLIDATED MEDICAL MANAGEMENT INC
filed 2005-03-31
CIK 700815

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB

               [X] ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                              For Fiscal Year Ended
                                December 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB,[ ]

Revenues for year ended December 31, 2004: $ 1,034,784

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of March 28, 2005 was: $ $445,442.

Number of shares of the registrant's common stock outstanding as of March 28, 2005was: 44,544,223.

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

BUSINESS STRATEGY

Throughout 2005, the Company will continue to invest in other smaller oil and gas projects and will focus on increasing revenue from these projects. The Company is actively pursuing additional acquisitions in the energy industry. However, the Company has only limited financial resources and it may be difficult to find good opportunities. There can be no assurance that the Company will be able to identify and acquire any business opportunity based on management's business judgment. The activities of the Company are subject to several significant risks which arise primarily as a result of the fact that the Company has no specific business and may acquire or participate in a business opportunity based on the decision of management which potentially could act without consent, vote or approval of the Company's shareholders. The risks faced by the Company are further increased as a result of its lack of resources and its inability to provide a prospective business opportunity with significant capital.

RISK FACTORS

GOING CONCERN RISK

We have had and could have losses, deficits and deficiencies in liquidity, which could impair our ability to continue as a going concern.

In note #12 to the audited financial statements, our independent auditors have reported that we have suffered recurring losses from operations that raise substantial doubt about our ability to continue as a going concern. During the year ended December 31, 2004, we incurred a net income of $ 484,574, and during the year ended December 31, 2003, we incurred a net income of $ 513,977. At December 31, 2004, we had retained earnings of $ 855,389 and at December 31,
2003 we had retained earnings of  $ 85,877.   The income recognized in 2004 was
predominantly from the write off of old outstanding debt and accrued expenses that were originally recorded as expenses when CMMI was in the home health business. These outstanding debts had exceeded the statute of limitations in terms of being collectible; therefore they were taken back into income in 2004. The predominant source of income in 2003 involved CMMI selling a portion of its investment in the fuel facility located in Houston, Texas. There were no continuing sources of revenue in either year.

These factors raise substantial doubt about CMMI's ability to continue as a going concern. Approximately $500,000 in additional cash is needed in order to remain viable as a going concern through the end of the current fiscal year. If we are unable to obtain these funds we could no longer function as a going concern. These concerns coupled with the lack of operations and being in default in the notes and debentures cause substantial doubt about Company's ability as a going concern.

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

EMPLOYEES

As of March 28, 2005, CMMI has 1 full time employee, including executive officers, non-executive officers, secretarial and clerical personnel and field personnel. CMMI also retains independent geological and engineering consultants and administrative assistance on a limited basis and expects to continue to do so in the future.

ITEM 2. DESCRIPTION OF PROPERTY

Since August 2001, the Company has outsourced its administrative function. In July 2003, the Company moved it offices to 11919 Sunray Avenue, Suite B, Baton Rouge, LA 70816.

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of December 31, 2004, CMMI had 44,544,233 shares of common stock outstanding and had approximately 463 certificate holders of record.

The following table sets forth certain information as to the high and low bid quotations quoted on the OTC Bulletin Board for 2002, 2003 and 2004. Information with respect to over-the-counter bid quotations represents prices between dealers, does not include retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.


Period                     High       Low

                   2002


First Quarter              .24         .04
Second Quarter             .08        .035
Third Quarter              .11        .011
Fourth Quarter             .09         .03

                  2003

First Quarter              .09         .02
Second Quarter            .065         .02
Third Quarter              .08        .025
Fourth Quarter             .09         .04

                 2004

FIRST QUARTER             .055         .03
SECOND QUARTER            .055         .02
THRID QUARTER             .04         .016
FOURTH QUARTER            .02         .015


The bid price of our common stock was .01 cents per share on March 28, 2005.


<BTB>

 SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

-------------------------------------------------------------------------------------------------------------------
                                 Number of Securities     Weighted-average price of       Number of Securities
                                  to be issued upon         outstanding options,         remaining available for
                               exercise of outstanding       warrants and rights      future issuance under equity
                                options, warrants and                                      compensation plans
                                        rights                                           (excluding securities
                                                                                        reflected in column (a) )
-----------------------------  ------------------------  ---------------------------  -----------------------------
                                         (a)                         (b)                           (c)
-----------------------------  ------------------------  ---------------------------  -----------------------------
 Equity compensation plans                            0                            0                              0
 approved by security holders
-----------------------------  ------------------------  ---------------------------  -----------------------------
 Equity compensation plans                    1,910,000  $                      0.05                          3,090
 not approved by security
 holders
-----------------------------  ------------------------  ---------------------------  -----------------------------
 TOTAL                                        1,910,000  $                      0.05                          3,090
-------------------------------------------------------------------------------------------------------------------

COMPANY TRANSFER AGENT:

                       Standard Transfer & Trust Co., Inc.
                           2980 S. Rainbow Blvd. #220H
                               Las Vegas, NV 89146


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

OIL AND GAS REVENUES

Oil and gas revenues will be recorded under the sales method. Under this method the Company will recognize oil and gas revenues when production occurs and will accrue revenue relating to production for which the Company has not received payment. No revenues were recognized in 2004 from any of the Company's oil & gas interests.

GENERAL

Consolidated Medical Management, Inc. ("CMMI"), was incorporated under the laws of the State of Montana on August 13, 1981 under the name Golden Maple Mining and Leaching Company, Inc. On October 12, 2001, we changed our name to Consolidated Minerals Management, Inc. In July 2003 the company moved offices 11919 Sunray Avenue, Suite B, Baton Rouge, LA 70816.

RESULTS OF OPERATIONS

The Company had a net profit of $ 484,574 in 2004 and a net profit of $ 513,977 in 2003. In neither year were the profits generated from operations. In 2004, the Company wrote off $ 1,009,784 of old, outstanding debt in which the statute of limitations for collecting had expired. In 2003, the primary source of revenue was from the sale of a portion of its interest in a fuel facility
located in Houston, TX.   The Company is continuing to try to develop sources of
operational revenues to place its income stream on more solid footing.

COMPARISON OF YEAR ENDED DECEMBER 31,2004 TO THE YEAR ENDED DECEMBER 31, 2003

The Company had a net profit of 513,977 in 2003 and a net profit of $ 484,574 in 2004. As stated previously, none of the revenues for either year were from
any operational aspects of this business.   The Company currently does not have
predictable, recurring sources of revenues.

Total Operating Expenses decreased from $ 649,695 in 2003 to $ 550,210 in 2004. This was primarily due to a decrease in consulting expenses.

LIQUIDITY AND CAPITAL RESOURCES

Currently, the liabilities shown on the balance sheet are accrued expenses owed to consultants that are assisting CMMI in developing stable and predictable
revenue sources.   Operations are still such that there is substantial doubt as to the Company's ability to continue as a going concern.

We will need approximately $500,000 in additional cash in order to remain viable as a going concern through the end of the current fiscal year. The Company will need to raise additional funds through additional debt or equity financing. There can be no assurance that additional equity or debt financing will be available when needed or on terms acceptable to the Company.

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

2005 OUTLOOK

The Company intends to invest in additional oil and gas projects. The investment level will be heavily dependent on securing additional capital from investors or debt. There is no assurance that additional equity or debt financing will be available on terms acceptable to Management

ACCOUNTING MATTERS AND RECENTLY ISSUED PRONOUNCEMENTS

Statement No 123 (revised 2004), "Share-Based Payment" (SFAS No. 123R) was issued in December 2004. Once effective this statement will require entities to recognize compensation cost for all equity-classified awards granted, modified or settled after the effective date using the fair-value measurement method. In addition, public companies will recognize compensation expense for the unvested portion of awards outstanding as of the effective date based on their grant-date fair value as calculated under the original provisions of SFAS No. 123. The effective date for public companies is June 15, 2005. The amount of compensation expense that CMMI records after the adoption of SFAS No. 123R in 2005 and beyond, will depend on the amount, timing and pricing of stock option grants.

ITEM 7. FINANCIAL STATEMENTS

The financial statements of the Company are set forth beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no disagreements with our accountant on accounting and financial disclosure.

                                    PART III
ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The directors and officers of the Company, as of March 28, 2005, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. The officers serve at the will of the Board of Directors.


DIRECTORS AND EXECUTIVE OFFICERS

Set forth below are the names, ages, and positions of the executive officers and directors of the Company.


Name              Age     Office

Sonny Wooley       66     Chairman of the Board of Directors and Director
Timothy Byrd       42     Chief Executive Officer, Chief Financial Officer and
                          Director

Peggy Behrens      49     Secretary and Director




SONNY WOOLEY, 66,
CHAIRMAN OF THE BOARD OF DIRECTORS

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

TIMOTHY G. BYRD, SR., 42
CHIEF EXECUTIVE OFFICER, CHIER FINANCIAL OFFICER AND DIRECTOR

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

ITEM 10. EXECUTIVE COMPENSATION

<BTB>
                       Annual Compensation                      Long Term Compensation Awards
                       -------------------                      -----------------------------
                          Payouts
                          -------
Name and            Year  Salary      Bonus     Other Annual   Restricted  Securities   LTIP     All Other
Principal Position          ($)        ($)      Compensation     Stock     Underlying  Payouts  Compensation
------------------  ----  -------  -----------  -------------  ----------  ----------  -------  ------------
Timothy G.
Byrd, Sr.
CEO, CFO            2003   78,000  150,000 (1)                 1,500,000
and Director        2004   96,000
------------------  ----  -------  -----------  -------------  ----------  ----------  -------  ------------

(1) Earned but not fully paid under performance bonus. $50,000 was used to purchase $3,500,000 of Rule 144 stock.

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


    NAME AND ADDRESS OF
    BENEFICIAL OWNER                 NUMBER OF SHARES (1)     PERCENTAGE

    Mr. Sonny Wooley                      5,730,356*            12.86%
    11919 Sunray Avenue,
    Suite B
    Baton Rouge, Louisiana 70816


    Mr. Timothy G. Byrd, Jr.              5,000,000             11.22%
    11919 Sunray Avenue,
    Suite B
    Baton Rouge, Louisiana 70816


    Ms. Peggy Behrens                       670,100              1.50%
    11919 Sunray Avenue
    Suite B
    Baton Rouge, Louisiana 70816




All directors and executive officers

    as a group (3 people)                11,400,456             25.59%





* 256 shares held indirectly ** Held as Nominee
(1) Unless otherwise indicated, all shares are held directly with sole voting and investment power.

ITEM 12. CETAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report: None


Exhibit
Number    Exhibit
------    -------

31.1 Certification of Chief Executive Officer pursuant to Rule 15d-14(a) of the Exchange Act

31.2 Certification of Chief Financial Officer pursuant to Rule 15d-14(a) of the Exchange Act

32.1      Certification of  Chief  Executive  Officer  pursuant  to  18  U.S.C.
          Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2      Certification of  Chief  Financial  Officer  pursuant  to  18  U.S.C.
          Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



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

                                   SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the undersigned has duly caused this Form 10-KSB to be signed on its behalf by the undersigned, there unto duly authorized, in the City of Baton Rouge, LA on March 30, 2005.

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


    Signature                     Name and Title                  Date


    /s/Sonny Wooley               Chairman of the Board of
    ----------------------------  directors                       March 30, 2005
    Sonny Wooley




    /s/Timothy G. Byrd            Chief Executive Officer         March 30, 2005
    ---------------------------
    Timothy G. Byrd               and CFO and Director

                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS CONSOLIDATED MEDICAL MANAGEMENT, INC.

We have audited the accompanying consolidated balance sheet of Consolidated Medical Management, Inc. and subsidiaries (Company) as of December 31, 2004 and the related consolidated statements of operations, changes in stockholders; equity, and cash flows for the year ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and subsidiaries as of December 31, 2004 and the consolidated results of their operations and their cash flows for the year ended December 31, 2004 in conformity with accounting principles generally accepted in the United States.

Gaines & Company, Inc.
Certified Public Accountant

February 26, 2005

                                          CONSOLIDATED MEDICAL MANAGEMENT, INC.
                                                 (A MONTANA CORPORATION)

                                          CONSOLIDATED STATEMENT OF CASH FLOWS
                                     FOR THE YEARS ENDED DECEMBER 31, 2004 and 2003

                                                                                        2004         2003
                                                                                   ------------  -----------
Cash Flows from Operating Activities:
------------------------------------
Net Income (Loss)                                                                  $   484,574     $513,977
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
    Non Cash Consulting and Services Paid by Stock Issue                               284,938      387,560
   (Increase) Decrease in Note Receivable                                              280,000   (2,786,000)
   (Decrease) Increase in Accrued Officer's Salary                                                 (100,000)
   (Decrease) Increase in Accounts Payable                                            (109,132)       1,120
   (Decrease) Increase in Accrued Expenses                                            (119,091)      81,354
   (Decrease) Increase in Notes Payable                                               (545,493)         -
                                                                                   ------------  -----------
   Net Cash Provided Used by Operating Activities                                  $   275,796  $(1,901,989)
                                                                                   ------------  -----------

Cash Flows from Investing Activities:
------------------------------------

Payments of Stock Subscriptions Receivable                                                   0       67,250
Oil & Gas Properties - Non Producing                                                         0        5,322
Investment in Intercontinental Fuels, LLC                                             (280,000)  (1,320,000)
                                                                                   ------------  -----------
  Net Cash provided Used by Operating Activities                                   $  (280,000) $(1,247,428)
                                                                                   ------------  -----------

Cash Flows from Financing Activities:
------------------------------------
    Issuance of Long Term Debt & Notes                                             $         0    3,100,000
                                                                                   ------------  -----------
        Net Cash Provided Used by Financing Activities                             $         0   $3,100,000
                                                                                   ------------  -----------
        Net  Increase  (Decrease)  in  Cash                                        $   ( 4,204)  $  (49,471)
Cash, Beginning of period                                                               13,659       63,076
                                                                                   ------------  -----------
Cash, End of period                                                                $     9,455   $   13,659
                                                                                   ============  ===========

Supplemental Disclosure of Cash Flow Information
    Cash Paid During the Year for:
       Interest                                                                    $         -   $        -
                                                                                   ------------  -----------
        Income Taxes                                                               $         -   $        -
                                                                                   ------------  -----------

                                       CONSOLIDATED MEDICAL MANAGEMENT, INC.
                                              (A MONTANA CORPORATION)
                       Consolidated Statements of Changes in Stockholders' Equity (Deficit)
                                  FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                              Common Stock       Additional   Subscription   Retained
                                                                    Paid                     Earnings
                                           Shares      Amount    In Capital   Receivable     (Deficit)      Total
                                         -----------  ---------  -----------  -----------  -------------  ---------
--------------------------------------------------------------------------------------------------------------------
Balance December 31, 2002                28,679,436     28,683    3,675,535      (67,250)    (4,519,878)  (882,910)

Shares issued for Services               14,609,849     14,655      355,009                                369,664
Shares issued for pmt of debt               335,000        335        7,511                                  7,846
Redemption of subscriptions receivable                                            67,250                    67,250
Shares issued for note enhancement          500,000        500        9,550                                 10,050
Net Income                                                                                      513,977    513,977
--------------------------------------------------------------------------------------------------------------------
Balance December 31, 2003                44,124,285     44,173    4,047,605          -0-     (4,005,901)    85,877
Shares issued for services                  419,893        371      284,567                                284,938
Net Income                                                                                      484,574    484,574
--------------------------------------------------------------------------------------------------------------------
Balance December 31, 2004                44,544,223     44,544    4,332,172          -0-     (3,521,327)   855,389



                 CONSOLIDATED MEDICAL MANAGEMENT, INC.
                       (A MONTANA CORPORATION)
                 Consolidated Statement of Operations
            FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


                                       ------------  ---------------
                                           2004           2003
                                       ------------  ---------------
Revenues                               $    25,000   $    1,245,042
Operating Expenses
     Well Expenses                                           36,245
     Personnel Costs                        96,000           78,000
     Consulting                            426,351          376,691
     Investor Relations                        -0-              -0-
     Other Expenses                         17,893           79,506
     Legal and Professional                  1,578           65,575
     Office Expense                          8,388           13,678
     Occupancy                                 -0-              -0-
                                       ------------  ---------------
     Total Operating Expenses              550,210          649,695
Income (Loss) from Operations             (525,210)         595,347
Other Income (Expenses)                  1,009,784
Interest Expense                                            (81,370)
Interest Income                                  -                -
                                       ------------  ---------------
                                                 -          (81,370)
Income (Loss) before Income Taxes          484,574          513,977
Income Tax Expense (Benefit)                   -0-              -0-

Net Income (Loss)                      $   484,574   $      513,977
                                       ============  ===============

Net Income (Loss) per Share, Basic     $     0.011   $        0.012
                                       ============  ===============

Net Income (Loss) per Share, Diluted   $     0.011   $        0.012
                                       ============  ===============
Weighted Average Number of Shares       44,544,223       44,124,285
                                       ============  ===============

                             CONSOLIDATED MEDICAL MANAGEMENT, INC.
                                    (A MONTANA CORPORATION)

                                   Consolidated Balance Sheet
                                    AS OF DECEMBER 31, 2004

                                             ASSETS
                                             ------
Current Assets
--------------
        Cash                                                          $     9,455
                                                                      ------------
                Total Current Assets                                                     9,455

Other Assets:
        Oil & Gas Properties - Non Producing                               60,000
        Notes Receivable                                                2,506,000
        Investment in Intercontinental Fuel, LLC                        1,600,000
                                                                      ------------
                Total Other Assets                                                   4,166,000
                                                                                   -----------
                Total Assets                                                       $ 4,175,455
                                                                                   ===========

                       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                   Current Liabilities
        Accounts Payable                                              $
        Accrued Expenses                                                  220,066
        Note Payable Dr. Zehr                                             150,000
        Debentures Payable                                                350,000
                                                                      ------------

                Total Current Liabilities                                              720,066

Long Term Liabilities

        Debenture Payable - Dr. Zehr                                  $ 2,000,000
        Note Payable -Dr. Zehr                                            600,000
                                                                      ------------
                Total Long-Term Liabilities                                          2,600,000
                                                                                    -----------

                Total Liabilities                                                    3,320,066

                                 Stockholders' Equity

        Preferred Stock
                20,000,000 authorized shares, par value $.001
                no shares issued and outstanding                              -0-
        Common Stock                                                       44,544
                50,000,000 authorized shares, par value $.001
                44,544,223 shares issued and outstanding
        Additional Paid-in-Capital                                      4,332,172
        Accumulated Deficit                                            (3,521,327)
                                                                      ------------

                Total Stockholders' Equity (Deficit)                                   855,389

                Total Liabilities and Stockholders' Equity (Deficit)               $ 4,175,455
                                                                                   ===========

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A)  PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include all of the assets, liabilities and results of operations of subsidiaries in which the Company has a controlling
interest.   All significant inter-company accounts and transactions among consolidated entities  have been eliminated.


(B) PROPERTY, EQUIPMENT AND DEPRECIATION

Expenditures for property, plant and equipment are recorded at cost. Renewals and improvements, which extend the economic life of such assets, are capitalized. Expenditures for maintenance, repairs and other renewals are charged to expense. For major dispositions, the cost and accumulated depreciation are removed from the accounts and any gain or loss is included in the results of operations.

(C) CASH FLOWS AND CONCENTRATION OF CREDIT RISK

Cash consists principally of demand deposits at commercial banks. These balances, as reflected in the bank's records, are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 2004 and 2003, the Company's deposits did not exceed the insured limits.


(D) RISKS AND UNCERTAINTIES

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

(E) EARNINGS PER COMMON SHARE

Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding during each year.

Diluted earnings per share are computed on the basis of the weighted average number of common shares and dilutive securities outstanding.

Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.

(F) FAIR VALUE OF FINANCIAL INSTRUMENTS


The carrying value of financial instruments including marketable securities, notes and loans receivables, accounts payable and notes payable approximate their fair values at December 31, 2004.

(G) LONG-LIVED ASSETS

Long lived assets include property and equipment and intangible assets to be held and used. Long-lived assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount should be addressed pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," (SFAS No. 144). The criteria for determining impairment for such long-lived assets to be held and used is determined by comparing the carrying value of these long-lived assets to management's best estimate of future undiscounted cash flows expected to result from the use of the assets. The Company believes that no impairment existed under SFAS No. 144 as of December 31, 2004. In the event that there are changes in the planned use of the Company's long-lived assets or its expected future undiscounted cash flows are reduced significantly, the Company's assessment of its ability to recover the carrying value of these assets under SFAS No. 144 could change.

(H) STOCK BASED COMPENSATION

Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" established a fair value method for accounting for stock-based compensation plans either through recognition or disclosure. The Company did not adopt the fair value based method but instead discloses the effects of the calculation required by the statement.

(I) COMPREHENSIVE INCOME

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

(J) SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

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

(K) RECENT ACCOUNTING PRONOUNCEMENTS

Statement No 123 (revised 2004), "Share-Based Payment" (SFAS No. 123R) was issued in December 2004. Once effective this statement will require entities to recognize compensation cost for all equity-classified awards granted, modified or settled after the effective date using the fair-value measurement method. In addition, public companies will recognize compensation expense for the unvested portion of awards outstanding as of the effective date based on their grant-date fair value as calculated under the original provisions of SFAS No. 123. The effective date for public companies is June 15, 2005. The amount of compensation expense that CMMI records after the adoption of SFAS No. 123R in 2005 and beyond, will depend on the amount, timing and pricing of stock option grants.


NOTE 2-LEASE COMMITMENTS
------------------------

There are no lease commitments at December 31, 2004.

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

CMMI exchanged its note receivable from NARC in the amount of $350,000 for a note receivable from NARC in the amount of $70,000 and its option to acquire an additional 800 units in Intercontinental Fuels, LLC.

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

NOTE 4-NOTES PAYABLE
--------------------

        Note payable to  Dr. David Zehr, M. D. dated July 1, 2003
        Bearing interest at 5% per annum, due upon funding of to
        CMMI of the acquisition costs of the fuel facility in Houston, TX.            600,000

        Note payable to Dr. David Zehr, M. D. dated July 6, 2003
        Bearing interest of 4% per annum, due January 6, 2004.
        Note is in default                                                            150,000
                                                                                  -----------
                Total Notes Payable                                                   750,000
                        Less Current Portion                                          750,000
                Long Term Portion                                                 $       -0-

        Maturities of Notes Payable over the next years are:

                2004                                                              $ 2,000,000
                2005 and thereafter                                                   600,000
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

NOTE 6 - INCOME TAXES
---------------------

The Company has net operating loss carry forwards totaling $3,767,644, which expires starting in 2019. These loss carry forwards will offset the income for 2004, consequently there is no provision for income tax. It should be noted that there is a limitation under the Internal Revenue Service Code that could limit the amount of net operating loss carry forwards available if there is a change in control of the Company.

NOTE 7 - COMMON AND PREFERRED STOCK
-----------------------------------

The Company's common stock is $0.001 par value, there are 50,000,000 shares authorized as of December 31, 2004. As of December 31, 2004 and 2003, the Company had 44,544,223 and 44,124,285 shares issued and outstanding, respectively.

The Common Stock activities for 2004 were as follows: 419,938 shares were issued for consulting services.

PREFERRED STOCK
---------------

In 1998, the Company amended its articles to authorize Preferred Stock. There are 20,000,000 shares authorized with a par value of $0.001. The shares are non-voting and non-redeemable by the Company. The Company further designated two series of its Preferred Stock: "Series 'A' $12.50 Preferred Stock" with 2,159,193 shares of the total shares authorized and "Series "A" $8.00 Preferred Stock," with the number of authorized shares set at 1,079,957 shares. As of December 31, 2004 and 2003 there are no shares issued and outstanding.

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

NOTE 8 - EARNINGS PER SHARE
---------------------------

Earnings per share for the year ended December 31, 2004 is computed as follows:

                                          Income        Shares       Per-Share
                                       (Numerator)   (Denominator)    Amount
                                       ------------  -------------  -----------
Net Income (Loss)                      $    484,574

Basic EPS
        Income (Loss) available             484,574     44,544,223  $     0.011
        To common stockholders

Dilutive EPS                                484,574     44,544,223  $     0.011
                                       ------------  -------------  -----------

NOTE 9 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

None.

NOTE 10 - NON CASH FINANCING TRANSACTIONS
-----------------------------------------

During 2004 and 2003, the Company issued stock in exchange for services of 419,938 common shares issued for year ended December 31, 2004 and 355,099 common shares issued for year ended December 31, 2003.



NOTE 11 - STOCK OPTIONS
-----------------------

In 2004, the Company did not grant any stock options. No compensation costs were charged to income under these plans.

NOTE 12 - GOING CONCERN
-----------------------

The Company generated net income of $ 484,574 in 2004 and has Stockholder's Equity of $ 855,389; however, the profit was primarily from the write off of old, outstanding accrued expenses and certain payables that were taken back into income because the statute of limitations as to being collectible had expired. This revenue recognition cannot be relied upon to finance future operations. Past losses and deterioration of its financial condition, as demonstrated by the deficit in working capital, coupled with the lack of operations and being in default on the notes and debentures raises substantial doubt about the Company's ability to continue as a going concern.

NOTE 13 - FAIR VALUES
---------------------

The Company has a number of financial instruments, none of which are held for trading purposes, The Company estimates that the fair value of all financial instruments at December 31, 2004 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet.

NOTE 14 - SUBSEQUENT EVENTS
---------------------------

No other material subsequent events have occurred that warrants disclosure since the balance sheet date.

                                  END OF FILING