Form 10QSB
period 2005-03-31
CONSOLIDATED MEDICAL MANAGEMENT INC
filed 2005-05-10
CIK 700815

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

The number of shares outstanding of the Company's common stock as of March 31, 2005 is shown below:

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

ITEM 1.   FINANCIAL STATEMENTS
AS USED HEREIN, THE TERM "COMPANY" REFERS TO CONSOLIDATED MEDICAL MANAGEMENT INC. UNLESS OTHERWISE INDICATED. CONSOLIDATED UNAUDITED INTERIM FINANCIAL STATEMENTS INCLUDING A BALANCE SHEET FOR THE COMPANY AS OF THE QUARTER ENDED MARCH 31, 2005, STATEMENT OF OPERATIONS, AND STATEMENT OF CASH FLOWS FOR THE INTERIM PERIOD UP TO THE DATE OF SUCH BALANCE SHEET AND THE COMPARABLE PERIOD OF THE PRECEDING YEAR ARE ATTACHED AS PAGES 3 THROUGH 5 AND ARE INCORPORATED HEREIN BY THIS REFERENCE.

                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                                CONSOLIDATED MINERALS MANAGEMENT, INC.
                                       (A MONTANA CORPORATION)
                                      CONSOLIDATED BALANCE SHEET
                                             (UNAUDITED)


                                ASSETS
                                ------

                                                               MARCH 31, 2005      DECEMBER 31, 2004
                                                             -------------------  -------------------
Current Assets
--------------
  Cash                                                       $              466   $            9,455
                                                             -------------------  -------------------
      Total Current Assets                                                  466                9,455

Oil & Gas Properties - Non Producing                                     60,000               60,000
Notes Receivable                                                      2,506,000            2,506,000
Investment in Intercontinental Fuel, LLC                              1,600,000            1,600,000
                                                             -------------------  -------------------
      Total Assets                                           $        4,166,466   $        4,175,455
                                                             ===================  ===================

           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
           ----------------------------------------------

Current Liabilities
-------------------
  Accounts Payable & Accrued Expenses                                   271,667              370,066
  Debentures payable                                                    500,000              350,000
                                                             -------------------  -------------------
      Total Current Liabilities                                         771,667              720,066


  Notes Payable - Long Term Portion                                           0                    0
  Debenture Payable - Dr. Zehr                                        2,000,000            2,000,000
  Note Payable - Dr. Zehr                                               600,000              600,000
                                                             -------------------  -------------------
      Total Long-Term Liabilities                                     2,600,000            2,600,000

      Total Liabilities                                      $        3,371,667   $        3,320,066

Commitments and Contingencies:
------------------------------

Stockholders' Equity
--------------------

Preferred Stock
  20,000,000 authorized shares, par value $.001              $                -   $                -
  no shares issued and outstanding

Common Stock
  0.001 par value, 50,000,000 shares authorized 44,544,223               44,544               44,544
  shares issued and outstanding as of March 31, 2005 and
  44,544,223 shares issued and outstanding as of December
  31, 2004.

Additional Paid-in-Capital                                            4,332,172            4,332,172
Retained Earnings (Deficit)                                          (3,581,917)          (3,521,327)
                                                             -------------------  -------------------

      Total Stockholders' Equity (Deficit)                              794,799              855,389
                                                             -------------------  -------------------

      Total Liabilities and Stockholders' Equity (Deficit)   $        4,166,466   $        4,175,455
                                                             ===================  ===================

                      CONSOLIDATED MEDICAL MANAGEMENT, INC.
                             (A MONTANA CORPORATION)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                          THREE MONTHS ENDED MARCH 31,
                                    --------------------------------------
                                          2005                2004
                                    -----------------  -------------------
Revenues                            $              -   $                -
--------

Operating Expenses
  Personnel Costs                                                  19,000
  Consulting                                  57,000               41,084
  Legal and Professional                                            1,150
  Other Expenses                               3,540                8,686
                                    -----------------  -------------------

  Total Operating Expenses          $        (60,540)  $           69,920

Income (Loss) from Operations                (60,540)             (69,920)

Other Income (Expenses)
  Interest Expense                                 0              (20,342)
                                    -----------------  -------------------
Income (Loss) before Income Taxes   $        (60,540)  $          (90,262)

Income Tax Expense                                 -                    -
                                    -----------------  -------------------

Net Income (Loss)                   $        (60,540)  $          (90,262)
                                    =================  ===================
Net Income (Loss) per Share         $        (0.001 )  $           (0.002)
                                    =================  ===================

                                       CONSOLIDATED MEDICAL MANAGEMENT, INC.
                                              (A MONTANA CORPORATION)
                                        CONSOLIDATED STATEMENT OF CASH FLOWS
                                                    (UNAUDITED)

                                                                               THREE MONTHS ENDED MARCH 31,
                                                                               2005                   2004
                                                                       --------------------   ---------------------
Cash Flows from Operating Activities:
------------------------------------
  Net Income (Loss)                                                    $            (60,540)  $           ( 90,262)
  Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by
    Operating Activities:
      Depreciation and Amortization                                                       -                      -
      Non Cash Consulting and Services Paid by Stock Issue                                -                      -
      (Increase) Decrease in Receivables                                                  -                      -
      (Decrease) Increase in Accounts Payable & Accrued Expenses                     51,551                 72,342
      (Increase) Decrease in Interest Payable                                                                    -
                                                                       --------------------   ---------------------
        Net Cash Provided (Used) by Operating Activities               $            ( 8,989)  $            (17,920)
                                                                       --------------------   ---------------------

Cash Flows from Investing Activities:
------------------------------------

  Note Receivable - Collections                                                           0                      -
  Oil & Gas Properties - Non Producing                                                    -                      -
                                                                       --------------------   ---------------------

        Net Cash Provided (Used) by Investing Activities               $                  0   $                  -
                                                                       --------------------   ---------------------

Cash Flows from Financing Activities:
------------------------------------

  Proceed from Notes Payable                                                              -                      -
  Common Stock                                                                            0                  5,000
                                                                       --------------------   ---------------------

        Net Cash Provided (Used) by Financing Activities               $                  0   $              5,000
                                                                       --------------------   ---------------------

Net Increase (Decrease) in Cash                                        $            ( 8,989)  $            (12,920)

Cash, Beginning of period                                                             9,455                 13,659
                                                                       --------------------   ---------------------

Cash, End of period                                                    $                466   $                739

Supplemental Disclosure of Cash Flow Information                       $                  -                      -
  Cash Paid During the Period for:                                     $                  -                      -
    Interest                                                           $                  -   $                  -
                                                                       ====================   =====================
    Income Taxes                                                       $                  -   $                  -
                                                                       ====================   =====================

Supplemental Disclosure of Non-Cash Financing Information:
  In the quarter ended March 31, 2005 and 2004,                        $                  0   $              5,000
    Non Cash Consulting and Services Paid by Stock Issue

NOTE 1 - BASIS OF PRESENTATION
------------------------------

GENERAL
-------

The consolidated unaudited interim financial statements of the Company as of March 31, 2005 and for the three months ended March 31, 2005, included herein have been prepared in accordance with the instructions for Form 10QSB under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. The December 31, 2004 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements.

In the opinion of management, the accompanying consolidated unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at March 31, 2005 and 2004, and their respective cash flows for the three months ended March 31, 2005 and 2004.

The results of operations for such periods are not necessarily indicative of results expected for the full year or for any future period. These financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2004 and related notes included in the Company's Form 10-KSB filed with the Securities and Exchange Commission.

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

CASH FLOWS AND CONCENTRATION OF CREDIT RISK
-------------------------------------------

Cash consists principally of demand deposits at commercial banks. These balances, as reflected in the bank's records, are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 2004 and March 31, 2005, the Company's deposits did not exceed the insured limits.

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

Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation. The Company does not have any dilutive securities as of March 31, 2005.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
------------------------------------------

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

                          NOTES TO FINANCIAL STATEMENTS

NOTE 3 - CONVERTIBLE DEBENTURES AND NOTES PAYABLE
-------------------------------------------------

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

NOTE 4 - COMMON AND PREFERRED STOCK
-----------------------------------

COMMON STOCK
------------

The Company's common stock is $0.001 par value, there are 50,000,000 shares authorized as of as of December 31, 2004 and March 31, 2005, the Company had 44,544,233 and 44,544,233 shares issued and outstanding, respectively.

PREFERRED STOCK
---------------

In 1998, the Company amended its articles to authorize Preferred Stock. There are 20,000,000 shares authorized with a par value of $ 0.001. The shares are non-voting and non-redeemable by the Company. The Company further designated two series of its Preferred Stock: "Series 'A' $12.50 Preferred Stock" with 2,159,193 shares of the total shares authorized and "Series 'A' $8.00 Preferred Stock," with the number of authorized shares set at 1,079,957 shares. As of March 31, 2005 and December 31, 2004 there are no shares issued and outstanding.

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

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS.

The following discussion should be read in conjunction with our unaudited consolidated interim financial statements and related notes thereto included in this quarterly report and in our audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contained in our Form 10-KSB for the year ended December 31, 2004. Certain statements in the following MD&A are forward looking statements. Words such as "expects", "anticipates", "estimates" and similar expressions are intended to identify forward looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected.

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

RESULTS OF OPERATIONS

For the quarter ended March 31, 2005, CMMI incurred a net loss of $ 60,540. The loss in entirely attributable to accrual of expenses incurred for consultants.

COMPARISON OF QUARTER ENDED MARCH 31, 2005 TO THE QUARTER ENDED MARCH 31, 2004

For the quarter ended March 31, 2005, our net loss was $ 60,540 as compared to $90,262 for the quarter ended March 31, 2004. The increase is related to a decrease in consulting fees incurred in the normal course of business.

LIQUIDITY AND CAPITAL RESOURCES

Currently, the liabilities shown on the balance sheet are current trade payables and accrued expenses incurred in the normal course of business.

Continuing negative operating results produced a working capital deficit . The Company's recurring negative financial results raise substantial doubt about the
Company's ability to continue as a going concern.   The Company will need to
raise additional funds through additional debt or equity financing. There can be no assurance that additional equity or debt financing will be available when needed or on terms acceptable to the Company.

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


                                     PART II

Pursuant to the Instructions on Part II of the Form 10-QSB, Items 1, 3, and 5 are omitted.

ITEM 2.   CHANGES IN SECURITIES

The following information sets forth certain information for all securities the Company issued from January 1, 2005 through March 31, 2005, in transactions without registration under the Act. There were no underwriters in any of these transactions, nor were any sales commissions paid thereon. The securities were issued pursuant to Section 4(2) of the Act.

There were no new issuances in the first quarter of 2005.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT INDEX

EXHIBIT 31    Certifications

EXHIBIT 32.1  Certification  of  Principal Executive Officer and Principal
              Financial  Officer  pursuant  to Section 302 of the Sarbanes
              Oxley  Act  of  2002,  with  respect  to  the  registrant's quarterly  report  on Form 10QSB for the quarter ended March
              31,  2005

EXHIBIT 32.2  Certification  of  Principal Executive Officer and Principal
              Financial  Officer  pursuant  to Section 906 Of the Sarbanes
              Oxley Act of 2002, with respect to the registrants quarterly
              Report on Form 10QSB for the quarter ended March 31, 2005.

                                   SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the undersigned has duly caused this Form 10-QSB to be signed on its behalf by the undersigned, there unto duly authorized, in the City of Baton Rouge, Louisiana, on May 10, 2005.

CONSOLIDATED MEDICAL MANAGEMENT, INC.



     By:  /s/  Timothy G. Byrd, Sr.
          -------------------------
          Timothy G. Byrd, Sr.
          Chief Executive Officer, Acting Chief Accounting Officer, and Director