Form 10QSB
period 2005-06-30
CONSOLIDATED MEDICAL MANAGEMENT INC
filed 2005-08-15
CIK 700815

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

The number of shares outstanding of the Company's common stock as of June 30, 2005 is shown below:

Title of Class Number of Shares Outstanding Common Stock, par value $.001 per share 44,544,223.

Documents Incorporated by Reference: None

                      CONSOLIDATED MEDICAL MANAGEMENT, INC.

                                   FORM 10-QSB

                                Table of Contents


PART  I  -  Financial Information
Item  1  -  Financial Statements
Item  2  -  Management's Discussion and Analysis of Financial
            Condition and Operations
Item  3  -  Controls and Procedures
Item  4  -  Submission of Matters to a vote of security
            Holders
Item  5  -  Exhibits & Reports on Form 8-K

PART II  -  OTHER INFORMATION

Item  2  -  Changes in Securities and Use of Proceeds
Item  6  -  Exhibits and Reports on Form 8-K

SIGNATURES

                         PART I - FINANCIAL INFORMATION



ITEM 1. FINANCIAL STATEMENTS

AS USED HEREIN, THE TERM "COMPANY" REFERS TO CONSOLIDATED MEDICAL MANAGEMENT INC. UNLESS OTHERWISE INDICATED. CONSOLIDATED UNAUDITED INTERIM FINANCIAL STATEMENTS INCLUDING A BALANCE SHEET FOR THE COMPANY AS OF THE QUARTER ENDED JUNE 30, 2005, STATEMENT OF OPERATIONS, AND STATEMENT OF CASH FLOWS FOR THE INTERIM PERIOD UP TO THE DATE OF SUCH BALANCE SHEET AND THE COMPARABLE PERIOD OF THE PRECEDING YEAR ARE ATTACHED AS PAGES 3 THROUGH 5 AND ARE INCORPORATED HEREIN BY THIS REFERENCE.

                     CONSOLIDATED MINERALS MANAGEMENT, INC.
                            (A MONTANA CORPORATION)
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)


                                     ASSETS
                                     ------
Current Assets                                               June 30, 2005     December 31, 2004
--------------                                             ------------------  ------------------
Cash                                                       $             420   $            9,455
                                                           ------------------  ------------------

      Total Current Assets                                               420                9,455
                                                           ------------------  ------------------

Other Assets
Oil & Gas Properties - Non Producing                       $          60,000               60,000
Notes Receivable                                                   2,506,000            2,506,000
Investment in Intercontinental Fuels, LLC                          1,600,000            1,600,000
                                                           ------------------  ------------------
      Total Other Assets                                           4,166,000            4,166,000
                                                           ------------------  ------------------

            Total Assets                                   $       4,166,420   $        4,175,455
                                                           ==================  ==================

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------
Current Liabilities

Accounts payable & accrued expenses                                  330,536              370,066
Debentures payable                                                   500,000              350,000
                                                           ------------------  ------------------
      Total current  iabilities                                      830,536              720,066

Note Payable Dr. Zehr                                              2,000,000            2,000,000
Debentures Payable                                                   600,000              600,000
                                                           ------------------  ------------------

    Total long term liabilities                                    2,600,000            2,600,000
                                                           ------------------  ------------------


        Total Liabilities                                  $       3,430,536   $        3,320,066

Commitments and Contingencies:

Stockholders' Equity
        Preferred Stock
        20,000,000 authorized shares, par value $.001 no shares issued and outstanding

Common Stock                                               $          44,544   $           44,544
0.001 par value, 50,000,000 shares authorized
44,544,223 shares issued and outstanding as of
June 30, 2005 and 44,544,223 shares issued
and outstanding as of December 31, 2004

Additional Paid-in-Capital                                         4,332,172            4,332,172
Retained Earnings (Deficit)                                       (3,640,832)          (3,521,327)
                                                           ------------------  ------------------

    Total Stockholders' Equity (Deficit)                             735,884              855,389
                                                           ------------------  ------------------

    Total Liabilities and Stockholders' Equity (Deficit)   $       4,166,420   $        4,175,455
                                                           ==================  ==================

                      CONSOLIDATED MEDICAL MANAGEMENT, INC.
                            (A MONTANA CORPORATION)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)


                                     Three Months Ended June 30,      Six Months Ended June 30,
                                    ------------------------------  ----------------------------
                                         2005            2004           2005            2004
                                    --------------  --------------  -------------  -------------
Revenues                            $               $           -   $          -   $           -
--------
Operating Expenses
    Personnel Costs                             -          24,000                         43,000
    Consulting                             57,000          44,600        114,000          85,684
    Legal and Professional                      -             428              -           1,578
    Other Expenses                          1,965           9,310          5,505          17,996
                                    --------------  --------------  -------------  -------------

    Total Operating Expenses        $      58,965   $      78,338   $    119,505   $     148,258

Income (Loss) from Operations             (58,965)        (78,338)      (119,505)       (148,258)

Other Income (Expenses)
      Interest Expense                          0               0              0         (20,342)
                                    --------------  --------------  -------------  -------------

Income (Loss) before Income Taxes   $     (58,965)  $     (78,338)  $   (119,505)       (168,600)

Income Tax Expense                              0               0              0               0
                                    --------------  --------------  -------------  -------------
Net Income (Loss)                   $     (58,965)  $     (78,338)  $   (119,505)  $    (168,600)
                                    ==============  ==============  =============  =============

Net Income (Loss) per Share         $      (.0013)  $      (.0017)  $     (.0027)  $      (.0038)
                                    ==============  ==============  =============  =============

                      CONSOLIDATED MEDICAL MANAGEMENT, INC
                             (A MONTANA CORPORATION)
                         CONSOLIDATED STATEMENT OF CASH
                                   (UNAUDITED)
                            SIX MONTHS ENDED JUNE 30


Cash Flows from Operating Activities:                      2005        2004
-------------------------------------                    ---------  ---------
  Net Income (Loss)                                      $(58,965)  $(78,338))
  Adjustments to Reconcile Net Income (Loss) to
      Net Cash Provided by Operating Activities:
        Depreciation and Amortization
        (Increase) Decrease in Investments
        (Increase) Decrease in Receivable
        (Decrease) Increase in Accounts Payable                 0           0
        (Increase) Decrease in Interest                         0           0
        (Increase) Decrease in Accrued                    (58,982)    (78,002)
                                                         ---------  ---------

      Net Cash Provided (Used) by Operating Activities   $     17   $    (336)
                                                         ---------  ---------

Cash Flows from Investing Activities:

  Assets Disposed

      Net Cash Provided (Used) by Investing Activities   $          $
                                                         ---------  ---------


Cash Flows from Financing Activities:
    Increase in Long-Term Debt
    Increase in Short-Term Debt
    Increase in Paid in capital
    Common Stock
                                                         ---------  ---------

      Net Cash Provided (Used) by Financing Activities   $      0   $       0
                                                         ---------  ---------

Net Increase (Decrease) in Cash                                17        (336)

Cash, Beginning of period                                     403         739
                                                         ---------  ---------

Cash, End of period                                      $    420   $     403

                                                         =========  =========
Supplemental Disclosure of Cash Flow Information
    Cash Paid During the Period for:                     $      0   $       0
                                                         =========  =========
Interest

      Income Taxes                                       $      0   $       0
                                                         =========  =========

NOTE 1 - BASIS OF PRESENTATION
------------------------------

GENERAL
-------

The consolidated unaudited interim financial statements of the Company as of June 30, 2005 and for the three months and six months ended June 30, 2005, included herein have been prepared in accordance with the instructions for Form 10QSB under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. The December 31, 2004 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements.

In the opinion of management, the accompanying consolidated unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at June 30, 2005, and the results of their operations for the three and six months ended June 30, 2005 and June 30, 2004, and their cash flows for the three and six months ended June 30, 2005 and June 30, 2004.

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


CASH FLOWS AND CONCENTRATION OF CREDIT RISK
-------------------------------------------

Cash consists principally of demand deposits at commercial banks. These balances, as reflected in the bank's records, are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 2004 and June 30, 2005, the Company's deposits did not exceed the insured limits.

EARNINGS PER COMMON SHARE
-------------------------

The Company adopted Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," which simplifies the computation of earnings per share requiring the restatement of all prior periods.

Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding during each year.

Diluted earnings per share are computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation. The Company does not have any dilutive securities as of June 30, 2005.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
------------------------------------------

The preparation of financial statements requires management to make estimates and assumptions that affect reported earnings. The estimates and assumptions are evaluated on an on-going basis and are based on historical experience and other factors that management believes are reasonable. Estimates and assumptions include, but are not limited to commitments and contingencies.

The Company believes that the following represent the areas where more critical estimates and assumptions are used in the preparation of the financial statements:

LONG-LIVED ASSETS IMPAIRMENTS: The Company records impairments when the carrying amounts of long-lived assets are determined not to be recoverable. Impairment is assessed and measured by an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. Changes in market conditions can impact estimated future cash flows from use of these assets and impairment charges may be required should such changes occur.


NOTE 3 - CONVERTIBLE DEBENTURES AND NOTES PAYABLE
-------------------------------------------------

The Company issued a $350,000 debenture on April 15, 2003 which is unsecured and includes interest at 5% per annum. The debenture matured on October 15, 2003 and is in default.

The Company issued Convertible Debenture No. 300 on April 15, 2003. The debenture bears interest at the rate of 5% per annum and matures on April 15, 2006. The debenture is convertible after April 15, 2004 into $2,000,000 of common stock at a cost per share of seventy per cent of the average bid price for the stock for the immediate twenty (20) days before exercise.

Additionally, the Company issued notes to Dr. David Zehr in the amounts of $600,000 and $150,000 on July 1, 2003 and July 6, 2003, respectively. The notes were issued in conjunction with the acquisition of the fuel distribution facility.


NOTE 4 - COMMON AND PREFERRED STOCK
-----------------------------------

COMMON STOCK
------------

The Company's common stock is $0.001 par value, there are 50,000,000 shares authorized as of December 31, 2004 and June 30, 2005, the Company had 44,544,223 and 44,544,223 shares issued and outstanding, respectively.

PREFERRED STOCK
---------------

In 1998, the Company amended its articles to authorize Preferred Stock. There are 20,000,000 shares authorized with a par value of $0.001. The shares are non-voting and non-redeemable by the Company. The Company further designated two series of its Preferred Stock: "Series 'A' $12.50 Preferred Stock" with 2,159,193 shares of the total shares authorized and "Series 'A' $8.00 Preferred Stock," with the number of authorized shares set at 1,079,957 shares. As of June 30, 2005 and December 31, 2004 there are no shares issued and outstanding.

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

ITEM 2. MANAGEMENT DISCUSSION AND ANAYLSIS OF FINACIAL CONDITION OR PLAN OF OPERATIONS.

The following discussion should be read in conjunction with our unaudited consolidated interim financial statements and related notes thereto included in this quarterly report and in our audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A") contained in our Form 10-KSB for the year ended December 31, 2004. Certain statements in the following MD&A are forward looking statements. Words such as "expects", "anticipates", "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected.

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

RESULTS OF OPERATIONS

For the quarter ended June 30, 2005, CMMI incurred a net loss of $58,965 as compared to a net loss of $ 78,338 for the quarter ended June 30, 2004. The loss is attributable to the accrual of expenses incurred for consultants and maintaining operations while seeking to restructure its business operations.

COMPARISON OF QUARTER ENDED JUNE 30, 2005 TO THE QUARTER ENDED JUNE 30, 2004

For the quarter ended June 30, 2005, our net loss was $58,965 as compared to $78,338 for the quarter ended June 30, 2004. The loss is related to consulting fees incurred from assistance developing a focused business plan and strategy for obtaining the debt or equity financing that we will need to acquire energy prospects.

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

                                     PART II

Pursuant to the Instructions on Part II of the Form 10-QSB, Items 1, 3, and 5 are omitted.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. EXHIBITS AND REPORTS ON FORM 8-K

None

                                   SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the undersigned has duly caused this Form 10-QSB to be signed on its behalf by the undersigned, there unto duly authorized, in the City of Baton Rouge, LA, August 15, 2005.

CONSOLIDATED MEDICAL MANAGEMENT, INC.



          By:  /s/  Timothy G. Byrd, Sr.

               Timothy G. Byrd, Sr.
               Chief Executive Officer, Acting Chief Accounting Officer, And Director