Form 10QSB
period 2005-09-30
CONSOLIDATED MEDICAL MANAGEMENT INC
filed 2005-11-14
CIK 700815

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

The number of shares outstanding of the Company's common stock as of September 30, 2005 is shown below:

Title of Class Number of Shares Outstanding Common Stock, par value $.001 per share 44,544,223.

Documents  Incorporated  by  Reference:  None

                      CONSOLIDATED MEDICAL MANAGEMENT, INC.

                                   FORM 10-QSB
                                Table of Contents

               PART  I  -  Financial Information
               Item  1  -  Financial Statements
               Item  2  -  Management's Discussion and Analysis of Financial
                          Condition and Operations
               Item  3  -  Controls and Procedures
               Item  4  -  Submission of Matters to a vote of security Holders
               Item  5  -  Exhibits & Reports on Form 8-K.
               PART II  -  OTHER INFORMATION
               Item  2  -  Changes in Securities and Use of Proceeds
               Item  6  -  Exhibits and Reports on Form 8-K

               SIGNATURES

                         PART I - FINANCIAL INFORMATION


ITEM  1.  FINANCIAL STATEMENTS

AS USED HEREIN, THE TERM "COMPANY" REFERS TO CONSOLIDATED MEDICAL MANAGEMENT INC. UNLESS OTHERWISE INDICATED. CONSOLIDATED UNAUDITED INTERIM FINANCIAL STATEMENTS INCLUDING A BALANCE SHEET FOR THE COMPANY AS OF THE QUARTER ENDED SEPTEMBER 30, 2005, STATEMENT OF OPERATIONS, AND STATEMENT OF CASH FLOWS FOR THE INTERIM PERIOD UP TO THE DATE OF SUCH BALANCE SHEET AND THE COMPARABLE PERIOD OF THE PRECEDING YEAR ARE ATTACHED AS PAGES 3 THROUGH 5 AND ARE INCORPORATED HEREIN BY THIS REFERENCE.

                               CONSOLIDATED MINERALS MANAGEMENT, INC.
                                       (A MONTANA CORPORATION)
                                     CONSOLIDATED BALANCE SHEET
                                             (UNAUDITED)

                                               ASSETS
                                               ------

Current Assets                                                   Sept 30, 2005      December 31, 2004
                                                              -------------------  -------------------
Cash                                                          $              420   $            9,455
                                                              -------------------  -------------------

    Total Current Assets                                                     420                9,455
                                                              -------------------  -------------------

Other Assets
Oil & Gas Properties - Non Producing                          $           60,000               60,000
Notes Receivable                                                       2,506,000            2,506,000
Investment in Intercontinental Fuels, LLC                              1,600,000            1,600,000
                                                              -------------------  -------------------
    Total Other Assets                                                 4,166,000            4,166,000
                                                              -------------------  -------------------

          Total Assets                                        $        4,166,420   $        4,175,455
                                                              ===================  ===================

                             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                             ----------------------------------------------

Current Liabilities

Accounts payable & accrued expenses                                      387,536              370,066
Debentures payable                                                       500,000              350,000
                                                              -------------------  -------------------
    Total current  iabilities                                            887,536              720,066

Note Payable Dr. Zehr                                                  2,000,000            2,000,000
Debentures Payable                                                       600,000              600,000
                                                              -------------------  -------------------

  Total long term liabilities                                          2,600,000            2,600,000

                                                              -------------------  -------------------

      Total Liabilities                                       $        3,487,536   $        3,320,066

Commitments and Contingencies:

Stockholders' Equity
      Preferred Stock
        20,000,000 authorized shares, par value $.001 no shares issued and outstanding

      Common Stock                                            $           44,544   $           44,544
      $0.001 par value, 50,000,000 shares authorized
      44,544,223 shares issued and outstanding as of
      June 30, 2005 and 44,544,223 shares issued
      and outstanding as of December 31, 2004

      Additional Paid-in-Capital                                       4,332,172            4,332,172
      Retained Earnings (Deficit)                                     (3,697,832)          (3,521,327)
                                                              -------------------  -------------------

        Total Stockholders' Equity (Deficit)                             634,340              855,389
                                                              -------------------  -------------------

        Total Liabilities and Stockholders' Equity (Deficit)  $        4,166,420   $        4,175,455
                                                              ===================  ===================

                       CONSOLIDATED MEDICAL MANAGEMENT, INC.
                              (A MONTANA CORPORATION)
                        CONSOLIDATED STATEMENT OF OPERATIONS
                                    (UNAUDITED)

                                    Three Months Ended Sept 30,    Nine Months Ended Sept 30,
                                    ----------------------------  ----------------------------
                                        2005           2004           2005           2004
                                    -------------  -------------  -------------  -------------
Revenues                            $              $          -   $           -   $         -
--------
Operating Expenses
    Personnel Costs                            -         24,000                        67,000
    Consulting                            57,000        312,938        171,000        398,622
    Legal and Professional                     -              0              -          1,578
    Other Expenses                             0              0          5,505         17,996
                                    -------------  -------------  -------------  -------------

    Total Operating Expenses        $     57,000   $    336,938   $    176,505   $    485,196

Income (Loss) from Operations            (57,000)      (336,938)      (176,505)      (485,196)

Other Income (Expenses)                               1,030,126                     1,030,126
      Interest Expense                         0              0              0        (20,342)
                                    -------------  -------------  -------------  -------------

Income (Loss) before Income Taxes   $    (57,000)  $    693,188   $   (176,505)       524,588

Income Tax Expense                             0              0              0              0
                                    -------------  -------------  -------------  -------------

Net Income (Loss)                   $    (57,000)  $    693,188   $   (176,505)  $    524,588
                                    =============  =============  =============  =============

Net Income (Loss) per Share         $     (.0013)  $      .0156   $    (.00396)  $      .0118
                                    =============  =============  =============  =============

                      CONSOLIDATED MEDICAL MANAGEMENT, INC
                             (A MONTANA CORPORATION)
                         CONSOLIDATED STATEMENT OF CASH
                                   (UNAUDITED)
                         NINE MONTHS ENDED SEPTEMBER 30


Cash Flows from Operating Activities:                        2005        2004
-------------------------------------                      ---------  ----------
    Net Income (Loss)                                      $(57,000)  $(78,338))
    Adjustments to Reconcile Net Income (Loss) to
        Net Cash Provided by Operating Activities:
          Depreciation and Amortization
          (Increase) Decrease in Investments
          (Increase) Decrease in Receivable
          (Decrease) Increase in Accounts Payable                 0           0
          (Increase) Decrease in Interest                         0           0
          (Increase) Decrease in Accrued                    (57,000)    (78,002)
                                                           ---------  ----------

        Net Cash Provided (Used) by Operating Activities   $      0   $    (336)
                                                           ---------  ----------

Cash Flows from Investing Activities:

    Assets Disposed

        Net Cash Provided (Used) by Investing Activities   $          $
                                                           ---------  ----------


Cash Flows from Financing Activities:
    Increase in Long-Term Debt
    Increase in Short-Term Debt
    Increase in Paid in capital
    Common Stock
                                                           ---------  ----------

      Net Cash Provided (Used) by Financing Activities     $      0   $       0
                                                           ---------  ----------

Net Increase (Decrease) in Cash                                   0        (336)

Cash, Beginning of period                                       420         739
                                                           ---------  ----------

Cash, End of period                                        $    420   $     403
                                                           =========  ==========

Supplemental Disclosure of Cash Flow Information
    Cash Paid During the Period for:                       $      0   $       0
                                                           =========  ==========
      Interest

      Income Taxes                                         $      0   $       0
                                                           =========  ==========

NOTE  1  -  BASIS OF PRESENTATION
---------------------------------

GENERAL
-------

The consolidated unaudited interim financial statements of the Company as of September 30, 2005 and for the three months and nine months ended September 30, 2005, included herein have been prepared in accordance with the instructions for Form 10QSB under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. The December 31, 2004 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements.

In the opinion of management, the accompanying consolidated unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at September 30, 2005, and the results of their operations for the three and nine months ended September 30, 2005 and September 30, 2004, and their cash flows for the three and nine months ended September 30, 2005 and September 30, 2004.

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

NOTE  2  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
------------------------------------------------------

ACCOUNTING METHOD
-----------------

Accounting policies of the Company conform to the generally accepted accounting principles and reflect practices appropriate to the industry in which it operates. The significant policies are summarized below.

CASH FLOWS AND CONCENTRATION OF CREDIT RISK
-------------------------------------------

Cash consists principally of demand deposits at commercial banks. These balances, as reflected in the bank's records, are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 2004 and September 30, 2005, the Company's deposits did not exceed the insured limits.

EARNINGS PER COMMON SHARE
-------------------------

The Company adopted Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," which simplifies the computation of earnings per share requiring the restatement of all prior periods.

Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding during each year.

Diluted earnings per share are computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation. The Company does not have any dilutive securities as of September 30, 2005.

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

NOTE  3  -  CONVERTIBLE DEBENTURES AND NOTES PAYABLE
----------------------------------------------------

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


NOTE  4  -  COMMON AND PREFERRED STOCK
--------------------------------------

COMMON STOCK
------------

The Company's common stock is $0.001 par value, there are 50,000,000 shares authorized as of December 31, 2004 and September 30, 2005, the Company had 44,544,223 and 44,544,223 shares issued and outstanding, respectively.

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


NOTE  5  -  COMMITMENT AND CONTINGENCIES
----------------------------------------

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

RESULTS OF OPERATIONS

For the quarter ended September 30, 2005, CMMI incurred a net loss of $ (57,000) as compared to a net income of $ 524,588 for the quarter ended Septermber 30, 2004. The loss is attributable to the accrual of expenses incurred for consultants and maintaining operations while seeking to restructure its business operations. The net income in the third quarter 2004 was the result of discharge of indebtedness.

COMPARISON OF QUARTER ENDED SEPTEMBER 30, 2005 TO THE QUARTER ENDED SEPTEMBER 30, 2004
For the quarter ended September 30, 2005, our net loss was $ (57,000) as compared to $ 524,588 for the quarter ended September 30, 2004. The loss is related to consulting fees incurred from assistance developing a focused business plan and strategy for obtaining the debt or equity financing that we will need to continue operations.

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

None

                                   SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the undersigned has duly caused this Form 10-QSB to be signed on its behalf by the undersigned, there unto duly authorized, in the City of Baton Rouge, LA, November 11, 2005.

CONSOLIDATED MEDICAL MANAGEMENT, INC.


          By: /s/ Timothy G. Byrd, Sr.

              Timothy G. Byrd, Sr.
              Chief Executive Officer, Acting Chief Accounting Officer, And Director