Form 10KSB
period 2005-12-31
CONSOLIDATED MEDICAL MANAGEMENT INC
filed 2006-04-17
CIK 700815

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB

               [X] ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                              For Fiscal Year Ended
                                December 31, 2005

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

                                 (225) 291-2239
                (Registrant's telephone no., including area code)

                7500 San Felipe, Suite 600, Houston, Texas 77056
                  (Former address if changed since last report)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:NONE SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: COMMON STOCK, $0.001 PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB,[ ]

Indicate by check mark whether registrant is a shell company as defined by 12b-2. [ ]

Revenues  for  year  ended  December  31,  2005:  $  -0-


Aggregate market value of the voting common stock held by non-affiliates of the registrant as of March 26, 2006 was: $ 447,148. Number of shares of the registrant's common stock outstanding as of March 26, 2006 was: 44,544,361.

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

CMMI  ORGANIZATION

CMMI was originally incorporated as a mining company. In 1985, the Company ceased its mining operations and discontinued all business operations in 1990. During 1998, since the acquisition of Consolidated Medical Management, Inc. (Louisiana) the Company initially focused its efforts on the continuation of the business services offered by CMMI-LA. These services focused on the delivery of turn-key management services for the home health industry, predominately in south Louisiana. The Company exited the medical business in December of 2000 and in August 2001 the Company decided to refocus on the oil and gas industry. CMMI has decided to narrow its focus to the fuel distribution and terminal business and the related opportunities that may create.

BUSINESS  STRATEGY

Throughout 2006, the Company will concentrate its efforts on the opening and operation of its investment in the terminal in Houston, TX and generating revenue from this source. The Company will continue to search for opportunities in the terminal arena. However, the Company has only limited financial resources and it may be difficult to find good opportunities. There can be no assurance that the Company will be able to identify and acquire any business opportunity. The activities of the Company are subject to several significant risks which arise primarily as a result of the fact that the Company has no specific business and may acquire or participate in a business opportunity based on the decision of management which potentially could act without consent, vote or approval of the Company's shareholders. The risks faced by the Company are further increased as a result of its lack of resources and its inability to provide a prospective business opportunity with significant capital.

RISK  FACTORS

GOING  CONCERN  RISK

We have had and could have losses, deficits and deficiencies in liquidity, which could impair our ability to continue as a going concern.

In note #12 to the audited financial statements, our independent auditors have reported that we have suffered recurring losses from operations that raise substantial doubt about our ability to continue as a going concern. During the year ended December 31, 2005, we incurred a net loss of $ (258,925), and during the year ended December 31, 2004, we incurred a net income of $ 484,574. At December 31, 2005, we had retained earnings of $ 596,464 and at December 31, 2004 we had retained earnings of $ 855,389. CMMI had no income in 2005. The income recognized in 2004 was predominantly from the write off of old outstanding debt and accrued expenses that were originally recorded as expenses when CMMI was in the home health business. These outstanding debts had exceeded the statue of limitations in terms of being collectible; therefore they were taken back into income in 2004. There were no continuing sources of revenue in either year.

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

EMPLOYEES

As of March 31, 2006, CMMI has 1 full time employee, including executive officers, non-executive officers, secretarial and clerical personnel and field personnel. CMMI also retains consultants and administrative assistance on a limited basis and expects to continue to do so in the future.

ITEM  2.  DESCRIPTION  OF  PROPERTY

Since August 2001, the Company has outsourced its administrative function. In July 2003, the Company moved it offices to 11919 Sunray Avenue, Suite B, Baton Rouge, LA 70816.

ITEM  3.  LEGAL  PROCEEDINGS

On or about April 15, 2005, a lawsuit was filed by Patrick Palmer against numerous defendants, including CMMI, under cause number 2005-25849, in the 113th Judicial District Court of Harris County, Texas. Palmer had alleged causes of action against CMMI for negligent misrepresentation, conspiracy to defraud, and wrongful foreclosure. One of the co-defendants in that proceeding, David Zehr, has filed cross-claims against CMMI, alleging fraud and violations of the Texas Securities Act.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

None

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

As of December 31, 2005, CMMI had 44,544,361 shares of common stock outstanding and had approximately 753 certificate holders of record.

The following table sets forth certain information as to the high and low bid quotations quoted on the OTC Bulletin Board for 2003 , 2004 and 2005Information with respect to over-the-counter bid quotations represents prices between dealers, does not include retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

                    Period                             High  Low
                                          2003
                    First Quarter                       .09   .02
                    Second Quarter                     .065   .02
                    Third Quarter                       .08  .025
                    Fourth Quarter                      .09   .04

                                          2004
                    First Quarter                      .055   .03
                    Second Quarter                     .055   .02
                    Third Quarter                       .04  .016
                    Fourth Quarter                      .02  .015

                                          2005
                    First Quarter                       .02   .01
                    Second Quarter                      .02   .01
                    Third Quarter                       .02  .006
                    Fourth Quarter                      .02   .01

THE  BID  PRICE  OF  OUR COMMON STOCK WAS .01 CENTS PER SHARE ON MARCH 26, 2006.


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

OIL  AND  GAS  REVENUES

Oil and gas revenues that may be received in the future from any investments that the Company has in oil and gas interests will be in the form of royalty payments. All of the investments made in oil and gas properties have been farmed out to third parties. Therefore the Company will recognize revenues when wells are drilled and production occurs. No revenues were recognized in 2005 from any of the Company's oil & gas interests.

GENERAL

Consolidated Medical Management, Inc. ("CMMI"), was incorporated under the laws of the State of Montana on August 13, 1981 under the name Golden Maple Mining and Leaching Company, Inc. On October 12, 2001, we changed our name to Consolidated Medical Management, Inc. In July 2003 the company moved offices to 11919 Sunray Avenue, Suite B, Baton Rouge, LA 70816.

RESULTS  OF  OPERATIONS

The Company had a net loss of $(258,925) in 2005 and a net profit of $ 484,574 in 2004. In 2005 the Company had no revenues. In 2004, the Company wrote off old, outstanding debt in which the statue of limitations for collecting had expired, causing a recognition of revenue. The Company is continuing to try to develop sources of operational revenues to place its income stream on more solid footing.

COMPARISON  OF  YEAR ENDED DECEMBER 31, 2005 TO THE YEAR ENDED DECEMBER 31, 2004

The Company had a net loss of $ (258,925) in 2005 and a net profit of $ 484,574 in 2004. As stated previously, the revenues for 2004 were not from any operational aspects of this business. The Company currently does not have predictable, recurring sources of revenues.

LIQUIDITY  AND  CAPITAL  RESOURCES

Currently, the liabilities shown on the balance sheet are accrued expenses owed to consultants and employees that are assisting CMMI in developing stable and predictable revenue sources. Operations are still such that there is substantial doubt as to the Company's ability to continue as a going concern.

We will need additional cash in order to remain viable as a going concern through the end of the current fiscal year. The Company will need to raise additional funds through additional debt or equity financing. There can be no assurance that additional equity or debt financing will be available when needed or on terms acceptable to the Company.

The market price of the Company's common stock has fluctuated significantly since it began to be publicly traded in 1998 and may continue to be highly volatile. Factors such as the ability of the Company to achieve development goals, ability of the Company to profitably complete energy projects, the ability of the Company to raise additional funds for its terminal operations, general market conditions and other factors affecting the Company's business that are beyond the Company's control may cause significant fluctuations in the market price of the Company's common stock. The market prices of the stock of many energy companies have fluctuated substantially, often unrelated to the operating or research and development performance of the specific companies. Such market fluctuations could adversely affect the market price for the Company's common stock.

2006  OUTLOOK

The Company intends to shift its emphasis from oil and gas projects to fuel terminal and distribution projects. The investment level will be heavily dependent on securing additional capital from investors or debt. There is no assurance that additional equity or debt financing will be available on terms acceptable to Management .

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

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The directors and officers of the Company, as of March 26, 2006, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. The officers serve at the will of the Board of Directors.


DIRECTORS  AND  EXECUTIVE  OFFICERS

Set forth below are the names, ages, and positions of the executive officers and directors of the Company.

     Name             Age    Office
     Sonny Wooley      67    Chairman of the Board of Directors and Director
     Timothy Byrd      44    Chief Executive Officer, Chief Financial Officer and Director
     Peggy Behrens     50    Secretary and Director


SONNY  WOOLEY,  67,
CHAIRMAN  OF  THE  BOARD  OF  DIRECTORS

Mr. Wooley founded Consolidated Medical Management, Inc., in 1989 and managed it as a private company until going public in 1996 when he continued to work with the company as an outside consultant prior to rejoining it as Chairman in 2001. The company operated in the health care management arena successfully for a few years, but because of changes to Medicare reimbursement and managed care philosophy, Mr. Wooley participated in the calculated decision to refocus the Company's experience in the energy sector in part due to Mr. Wooley's experience in this field. Mr. Wooley has over twenty years experience in oil and gas marketing, exploration and development. His primary responsibility with CMMI is for developing opportunities in the energy field. Mr. Woolen was Senior Vice President of Marketing at Nucorp Energy from 1978-1982. From 1982-1984, he was President and Director NTV Oil Field Services.

TIMOTHY  G.  BYRD,  SR.,  44
CHIEF  EXECUTIVE  OFFICER  AND  DIRECTOR

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

PEGGY  BEHRENS  ,  50
SECRETARY  AND  DIRECTOR

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

ITEM  10.  EXECUTIVE  COMPENSATION

                       Annual Compensation                         Long Term Compensation Awards
                       -------------------                         -----------------------------
                            Payouts
                            -------
Name and             Year    Salary    Bonus   Other Annual  Restricted   Securities    LTIP      All Other
Principal Position            ($)       ($)    Compensation     Stock     Underlying   Payouts   Compensation
------------------  ------  --------  -------  ------------  -----------  ----------  ---------  ------------
Timothy G.
Byrd, Sr.
CEO, CFO
and Director          2004    96,000
                      2005    96,000
------------------  ------  --------  -------  ------------  -----------  ----------  ---------  ------------

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

Based upon information received from the persons concerned, each person known to us to be the beneficial owner of more than five percent of the outstanding shares of our Common Stock, each director, each of the named executive officers and all of our directors and officers as a group, owned beneficially as of March 31, 2006, the number and percentage of outstanding shares of our Common Stock indicated in the following table:

          NAME AND ADDRESS OF
          BENEFICIAL OWNER                       NUMBER OF SHARES (1)  PERCENTAGE
          Mr. Sonny Wooley                                 5,705,356*       12.86%
          11919 Sunray Avenue,
          Suite B
          Baton Rouge, Louisiana 70816


          Mr. Timothy G. Byrd, Jr.                          5,000,000       11.22%
          11919 Sunray Avenue,
          Suite B
          Baton Rouge, Louisiana 70816


          Ms. Peggy Behrens                                   670,100        1.50%
          11919 Sunray Avenue
          Suite B
          Baton Rouge, Louisiana 70816


          All directors and executive officers
          as a group (3 people)                            11,400,456       25.59%

*  256  shares  held  indirectly
(1) Unless otherwise indicated, all shares are held directly with sole voting and investment power.

ITEM  12.  CETAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

None

ITEM  13.  EXHIBITS  INDEX  AND  REPORTS  ON  FORM  8-K

     Exhibit
     Number    Exhibit
     ------    -------

     31.1 Certification of Chief Executive Officer pursuant to Rule15d-14(a) of the Exchange Act

     31.2 Certification of Chief Financial Officer pursuant to Rule 15d-14(a) of the Exchange Act

     32.1      Certification of Chief Executive Officer pursuant to 18 U.S.C.
               Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     32.2      Certification of Chief Financial Officer pursuant to 18 U.S.C.
               Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports  on  Form  8-K:  None

ITEM  14.  CONTROLS  AND  PROCEDURES

Timothy G. Byrd, our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures are appropriate and effective. They have evaluated these controls and procedures as of the end of the period covered by the report.

Form 10-KSB. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                   SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the undersigned has duly caused this Form 10-KSB to be signed on its behalf by the undersigned, there unto duly authorized, in the City of Baton Rouge, Louisiana, on March 31, 2006.

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

     Signature                     Name and Title                           Date

     /s/Sonny  Wooley              Chairman of the Board of directors       April 17, 2006
     --------------------------
     Sonny  Wooley


     /s/Timothy G. Byrd            Chief Executive Officer                  April 17, 2006
     --------------------------    and CFO and Director
     Timothy  G.  Byrd

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS CONSOLIDATED MEDICAL MANAGEMENT, INC.

We have audited the accompanying consolidated balance sheet of Consolidated Medical Management, Inc. and subsidiaries (Company) as of December 31, 2005 and December 31, 2004 and the related consolidated statements of operations, changes in stockholders; equity, and cash flows for the years ended December 31, 2005 and December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has no operations currently and suffered recurring losses from operations. This is further explained in the notes to financial statements.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and subsidiaries as of December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for the years ended December 31, 2005 and 2004 then ended in conformity with accounting principles generally accepted in the United States.

Gaines  &  Company,  Inc.
Certified  Public  Accountant

February  26,  2006
Baton  Rouge,  LA

                                      CONSOLIDATED MEDICAL MANAGEMENT, INC.
                                             (A MONTANA CORPORATION)

                                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                  FOR THE YEARS ENDED DECEMBER 31, 2005 and 2004


                                                                                              2005        2004
                                                                                           ----------  ----------
Cash Flows from Operating Activities:
------------------------------------
Net Income (Loss)                                                                          $(258,925)  $ 484,574
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
    Non Cash Consulting and Services Paid by Stock Issue                                           -     284,938
    Stock Cancelled                                                                                -           -
    (Increase) Decrease in Note Receivable                                                               280,000
    (Decrease) Increase in Accounts Payable                                                             (109,132)
    (Decrease) Increase in Accrued Expenses                                                  249,470    (119,091)
    (Decrease( Increase in Notes Payable                                                                (545,493)
                                                                                           ----------  ----------
    Net Cash Provided Used by Operating Activities                                         $  (9,455)  $ 275,796
                                                                                           ----------  ----------

Cash Flows from Investing Activities:
------------------------------------

Investment in Intercontinental Fuels, LLC                                                               (280,000)
                                                                                           ----------  ----------
    Net Cash provided Used by Operating Activities                                         $     -0-   $(280,000)
                                                                                           ----------  ----------

Cash Flows from Financing Activities:
------------------------------------

                                                                                           ----------  ----------
        Net Cash Provided Used by Financing Activities                                     $     -0-   $     -0-
                                                                                           ----------  ----------
Net Increase (Decrease) in Cash                                                            $  (9,455)  $  (4,204)
Cash, Beginning of period                                                                        -0-      13,659
                                                                                           ----------  ----------
Cash, End of period                                                                        $     -0-   $   9,455
                                                                                           ==========  ==========

Supplemental Disclosure of Cash Flow Information
    Cash Paid During the Year for:
        Interest                                                                           $       -   $       -
                                                                                           ----------  ----------
        Income Taxes                                                                       $       -   $       -
                                                                                           ----------  ----------

                                       CONSOLIDATED MEDICAL MANAGEMENT, INC.
                                              (A MONTANA CORPORATION)

                       Consolidated Statements of Changes in Stockholders' Equity (Deficit)
                                  FOR THE YEARS ENDED DECEMBER 31, 2005 and 2004


                                           Common Stock
                                                                Additional   Subscription   Retained
                                                                   Paid      -----------    Earnings
                                          Shares      Amount    In Capital   Receivable     (Deficit       Total
                                        -----------  ---------  -----------  -----------  -------------  ---------
Balance December 31, 2003               44,124,285     44,173    4,047,605          -0-     (4,005,901)    85,877
Shares issued for services                 419,893        371      284,567          -0-                   284,938
Net Income                                                                                     484,574    484,574
                                        -----------  ---------  -----------  -----------  -------------  ---------
Balance December 31, 2004               44,544,223     44,544    4,332,172          -0-      (3,521,327)  855,389
Correction to outstanding shares               138
Net Income                                                                                     (258,925) (258,925)
                                        -----------  ---------  -----------  -----------  -------------  ---------
Balance December 31, 2005               44,544,361     44,544    4,332,172           -0-     (3,780,252)  594,464

                 CONSOLIDATED MEDICAL MANAGEMENT, INC.
                       (A MONTANA CORPORATION)

                 Consolidated Statement of Operations
            FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


                                       ------------  ---------------
                                           2005           2004
                                       ------------  ---------------
Revenues                               $       -0-   $       25,000
Operating Expenses
     Personnel Costs                        96,000           96,000
     Consulting                            132,000          426,351
     Other Expenses                          5,925           17,893
     Legal and Professional                 25,000            1,578
     Office Expense                            -0-            8,388
                                       ------------  ---------------
     Total Operating Expenses              258,925          550,210
Income (Loss) from Operations             (258,925)        (525,210)
Other Income (Expenses)                                   1,009,784
                                       ------------  ---------------
Income (Loss) before Income Taxes         (258,925)         484,574
Income Tax Expense (Benefit)                   -0-              -0-

Net Income (Loss)                      $  (258,925)  $      484,574
                                       ============  ===============

Net Income (Loss) per Share, Basic     $    (0.006)  $        0.011
                                       ============  ===============

Net Income (Loss) per Share, Diluted   $    (0.006)  $        0.011
                                       ============  ===============

Weighted Average Number of Shares       44,544,361       44,544,223
                                       ============  ===============

                             CONSOLIDATED MEDICAL MANAGEMENT, INC.
                                    (A MONTANA CORPORATION)

                                   Consolidated Balance Sheet
                                    AS OF DECEMBER 31, 2005

                                             ASSETS
                                             ------

Current Assets
--------------
        Cash                                                          $     -0-
                                                                      ------------
                Total Current Assets                                                      -0-

Other Assets:
        Oil & Gas Properties - Non Producing                               60,000
        Notes Receivable                                                2,506,000
        Investment in Intercontinental Fuel, LLC                        1,600,000
                                                                      ------------
                Total Other Assets                                                    4,166,000
                                                                                    -----------
                Total Assets                                                        $ 4,166,000
                                                                                    ===========

                       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                   Current Liabilities
        Accounts payable & accrued expenses                           $   469,536
        Note Payable Dr. Zehr                                             150,000
        Debentures Payable                                                350,000
                                                                      ------------

                Total Current Liabilities                                               969,536

Long Term Liabilities

        Debenture Payable - Dr. Zehr                                  $ 2,000,000
        Note Payable -Dr. Zehr                                            600,000
                                                                      ------------
                Total Long-Term Liabilities                                           2,600,000
                                                                                    -----------

                Total Liabilities                                                     3,569,536

                                 Stockholders' Equity

        Preferred Stock
                20,000,000 authorized shares, par value $.001
                no shares issued and outstanding                              -0-
        Common Stock                                                       44,544
                50,000,000 authorized shares, par value $.001
                44,544,361 shares issued and outstanding
        Additional Paid-in-Capital                                      4,332,172
        Accumulated Deficit                                            (3,780,252)
                                                                      ------------

                Total Stockholders' Equity (Deficit)                                    596,464
                                                                                    -----------

                Total Liabilities and Stockholders' Equity (Deficit)                $ 4,166,000
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

(C)  CASH  FLOWS  AND  CONCENTRATION  OF  CREDIT  RISK

Cash consists principally of demand deposits at commercial banks. These balances, as reflected in the bank's records, are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 2005 and 2004, the Company's deposits did not exceed the insured limits.

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

(F)  FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

The carrying value of financial instruments including marketable securities, notes and loans receivables, accounts payable and notes payable approximate their fair values at December 31, 2005.

(G)  LONG-LIVED  ASSETS

Long lived assets include property and equipment and intangible assets to be held and used. Long-lived assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount should be addressed pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," (SFAS No. 144). The criteria for determining impairment for such long-lived assets to be held and used is determined by comparing the carrying value of these long-lived assets to management's best estimate of future undiscounted cash flows expected to result from the use of the assets. The Company believes that no impairment existed under SFAS No. 144 as of December 31, 2005. In the event that there are changes in the planned use of the Company's long-lived assets or its expected future undiscounted cash flows are reduced significantly, the Company's assessment of its ability to recover the carrying value of these assets under SFAS No. 144 could change.

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


NOTE  2-LEASE  COMMITMENTS
--------------------------

There  are  no  lease  commitments  at  December  31,  2005.

NOTE  3-OTHER  ASSETS
---------------------
Oil  &  Gas  Properties-non  producing
--------------------------------------
CMMI has royalty interest in various oil and gas properties. Income from those properties will be accrued and recognized when the wells become income producing and royalty payments begin. No wells became income producing nor produced royalty payments in 2005.

NOTES  RECEIVABLE
-----------------

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

North American Reserve Corp - CMMI advanced funds to North American Reserve Corp
(NARC) in the process of acquiring the fuel terminal facility in Houston, TX. The note is dated April 10, 2003 and bears interest of 8% and matures on April 10, 2004. In December 2005, NARC withdrew from IFL. NARC terminated its interest in IFL in December 2005.

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

NOTE  4  -  NOTES  PAYABLE

        Note payable to  Dr. David Zehr, M. D. dated July 1, 2003
        Bearing interest at 5% per annum, due upon funding of terminal by
        CMMI of the acquisition costs of the fuel facility in Houston, TX.            600,000

        Note payable to Dr. David Zehr, M. D. dated July 6, 2003
        Bearing interest of 4% per annum, due January 6, 2004.
        Note is in default                                                            150,000
                                                                                  -----------
                Total Notes Payable                                                   750,000
                        Less Current Portion                                          750,000
                Long Term Portion                                                 $      -0-

        Maturities of Notes Payable over the next years are:

                2005                                                              $   600,000
                2006 and thereafter                                                 2,000,000
                                                                                  -----------
                                                                                  $ 2,600,000
                                                                                  ===========

NOTE  5  -  CONVERTIBLE  DEBENTURES  AND  NOTES  PAYABLE
--------------------------------------------------------

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

NOTE  6  -  INCOME  TAXES
-------------------------

The Company has net operating loss carry forwards totaling $3,767,644, which expires starting in 2019. These loss carry forwards will offset the income for 2005, consequently there is no provision for income tax. It should be noted that there is a limitation under the Internal Revenue Service Code that could limit the amount of net operating loss carry forwards available if there is a change in control of the Company.

NOTE  7  -  COMMON  AND  PREFERRED  STOCK
-----------------------------------------

The Company's common stock is $0.001 par value, there are 50,000,000 shares authorized as of December 31, 2005. As of December 31, 2005 and 2004, the Company had 44,544,361 and 44,544,223 shares issued and outstanding, respectively.

There  were  no  common  stock  activities  in  2005.

PREFERRED  STOCK
----------------

In 1998, the Company amended its articles to authorize Preferred Stock. There are 20,000,000 shares authorized with a par value of $0.001. The shares are non-voting and non-redeemable by the Company. The Company further designated two series of its Preferred Stock: "Series 'A' $12.50 Preferred Stock" with 2,159,193 shares of the total shares authorized and "Series "A" $8.00 Preferred Stock," with the number of authorized shares set at 1,079,957 shares. As of December 31, 2005 and 2004 there are no shares issued and outstanding.

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

NOTE  8  -  EARNINGS  PER  SHARE
--------------------------------

Earnings  per share for the year ended December 31, 2005 is computed as follows:

                                               Income        Shares       Per-Share
                                            (Numerator)   (Denominator)    Amount
                                            ------------  -------------  -----------

     Net Income (Loss)                      $   (258,925)

     Basic EPS
             Income (Loss) available            (258,925)    44,544,361  $   (0.006)
             To common stockholders

     Effect Dilutive EPS
             Income (loss) available            (258,925)    44,544,361  $   (0.006)
              To common stockholders

NOTE  9  -  COMMITMENTS  AND  CONTINGENCIES
-------------------------------------------

None.

NOTE  10  -  NON  CASH  FINANCING  TRANSACTIONS
-----------------------------------------------

During 2005 and 2004, the Company issued stock in exchange for services of $ 0 and $ 419,938.

NOTE  11  -  STOCK  OPTIONS
---------------------------

In 2005, the Company did not grant any stock options. No compensation costs were charged to income under these plans.

NOTE  12  -  GOING  CONCERN
---------------------------

The Company generated net loss of $ (258,925) in 2005 and has Stockholder's Equity of $ 570,920. Past losses and deterioration of its financial condition, as demonstrated by the deficit in working capital, coupled with the lack of operations and being in default on the notes and debentures raises substantial doubt about the Company's ability to continue as a going concern.

NOTE  13  -  FAIR  VALUES
-------------------------

The Company has a number of financial instruments, none of which are held for trading purposes, The Company estimates that the fair value of all financial instruments at December 31, 2005 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet.

NOTE  14  -  SUBSEQUENT  EVENTS
-------------------------------

No other material subsequent events have occurred that warrants disclosure since the balance sheet date.