Form 10QSB
period 2006-03-31
CONSOLIDATED MEDICAL MANAGEMENT INC
filed 2006-05-22
CIK 700815

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

                                  225-291-2239
                (Registrant's telephone no., including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company as defined by 12b-2. Yes [ ]

The number of shares outstanding of the Company's common stock as of March 31, 2006 is shown below:

Title of Class Number of Shares Outstanding Common Stock, par value $.001 per share 44,544,361.

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

ITEM 1. FINANCIAL STATEMENTS
AS USED HEREIN, THE TERM "COMPANY" REFERS TO CONSOLIDATED MEDICAL MANAGEMENT INC. UNLESS OTHERWISE INDICATED. CONSOLIDATED UNAUDITED INTERIM FINANCIAL STATEMENTS INCLUDING A BALANCE SHEET FOR THE COMPANY AS OF THE QUARTER ENDED MARCH 31, 2006, STATEMENT OF OPERATIONS, AND STATEMENT OF CASH FLOWS FOR THE INTERIM PERIOD UP TO THE DATE OF SUCH BALANCE SHEET AND THE COMPARABLE PERIOD OF THE PRECEDING YEAR ARE ATTACHED AS PAGES 3 THROUGH 5 AND ARE INCORPORATED HEREIN BY THIS REFERENCE.

                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                                  CONSOLIDATED MINERALS MANAGEMENT, INC.
                                         (A MONTANA CORPORATION)
                                        CONSOLIDATED BALANCE SHEET
                                               (UNAUDITED)

                                                  ASSETS
                                                  ------


                                                                   MARCH 31, 2006      DECEMBER 31, 2005
                                                                 -------------------  -------------------
Current Assets
--------------
  Cash                                                           $              -0-   $              -0-
                                                                 -------------------  -------------------
      Total Current Assets                                                      -0-                  -0-

Oil & Gas Properties - Non Producing                                         60,000               60,000
Notes Receivable                                                          2,506,000            2,506,000
Investment in Intercontinental Fuel, LLC                                  1,600,000            1,600,000
                                                                 -------------------  -------------------
      Total Assets                                               $        4,166,000   $        4,166,000
                                                                 ===================  ===================

                                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                                ----------------------------------------------

Current Liabilities
-------------------
  Accounts Payable & Accrued Expenses                                       526,536              469,536
  Debentures & Notes Payable                                                500,000              500,000
                                                                 -------------------  -------------------
      Total Current Liabilities                                           1,026,536              969,536


  Notes Payable - Long Term Portion                                               0                    0
  Debenture Payable - Dr. Zehr                                            2,000,000            2,000,000
  Note Payable - Dr. Zehr                                                   600,000              600,000
                                                                 -------------------  -------------------
      Total Long-Term Liabilities                                         2,600,000            2,600,000

      Total Liabilities                                          $        3,626,536   $        3,569,536

Commitments and Contingencies:                                                                         -
------------------------------

Stockholders' Equity
--------------------
  Preferred Stock
    20,000,000 authorized shares, par value $.001                $                -   $                -
    no shares issued and outstanding

  Common Stock
  $0.001 par value, 50,000,000 shares authorized 44,544,361
  shares issued and outstanding as of March 31, 2006 and                     44,544               44,544
  44,544,361 shares issued and outstanding as of December
  31, 2005.


  Additional Paid-in-Capital                                              4,332,172            4,332,172
  Retained Earnings (Deficit)                                            (3,837,252)          (3,780,252)
                                                                 -------------------  -------------------

      Total Stockholders' Equity (Deficit)                                  539,464              596,464
                                                                 -------------------  -------------------

      Total Liabilities and Stockholders' Equity (Deficit)       $        4,166,000   $        4,166,000
                                                                 ===================  ===================

                      CONSOLIDATED MEDICAL MANAGEMENT, INC.
                             (A MONTANA CORPORATION)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                        THREE MONTHS ENDED MARCH 31,
                                    ------------------------------------
                                          2006               2005
                                    -----------------  -----------------
Revenues                            $              -   $              -
--------

Operating Expenses

  Consulting                                  57,000             57,000
  Other Expenses                                                  3,540
                                    -----------------  -----------------

  Total Operating Expenses          $         57,000   $         60,540

Income (Loss) from Operations                (57,000)           (60,540)

Other Income (Expenses)
  Interest Expense                                 0                -0-
                                    -----------------  -----------------
Income (Loss) before Income Taxes   $        (57,000)  $        (60,540)

Income Tax Expense                                 -                  -
                                    -----------------  -----------------

Net Income (Loss)                   $        (57,000)  $        (60,540)
                                    =================  =================
Net Income (Loss) per Share         $        (0.001 )  $         (0.001)
                                    =================  =================

                                   CONSOLIDATED MEDICAL MANAGEMENT, INC.
                                          (A MONTANA CORPORATION)
                                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                                (UNAUDITED)


                                                                            THREE MONTHS ENDED MARCH 31,
                                                                             2006               2005
                                                                       -----------------  -----------------
Cash Flows from Operating Activities:
------------------------------------
  Net Income (Loss)                                                    $        (57,000)  $       ( 60,540)
  Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by
    Operating Activities:
      Depreciation and Amortization                                                   -                  -
      Non Cash Consulting and Services Paid by Stock Issue                            -                  -
      (Increase) Decrease in Receivables                                              -                  -
      (Decrease) Increase in Accounts Payable & Accrued Expenses                 57,000             51,551
      (Increase) Decrease in Interest Payable                                                            -
                                                                       -----------------  -----------------
           Net Cash Provided (Used) by Operating Activities            $            -0-   $        ( 8,989)
                                                                       -----------------  -----------------

Cash Flows from Investing Activities:
------------------------------------
                                                                                      0
  Note Receivable - Collections                                                       -                  -
  Oil & Gas Properties - Non Producing                                                                   -
                                                                       -----------------  -----------------

           Net Cash Provided (Used) by Investing Activities            $              0   $              -
                                                                       -----------------  -----------------

Cash Flows from Financing Activities:
------------------------------------

  Proceed from Notes Payable                                                          -                  -
  Common Stock                                                                        0                  -
                                                                       -----------------  -----------------

           Net Cash Provided (Used) by Financing Activities            $              0   $              -
                                                                       -----------------  -----------------

Net Increase (Decrease) in Cash                                        $            -0-   $        ( 8,989)

Cash, Beginning of period                                                           -0-              9,455
                                                                       -----------------  -----------------

Cash, End of period                                                    $            -0-   $            466

NOTE 1 - BASIS OF PRESENTATION

GENERAL
-------

The consolidated unaudited interim financial statements of the Company as of March 31, 2006 and for the three months ended March 31, 2006, included herein have been prepared in accordance with the instructions for Form 10QSB under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. The December 31, 2005 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements.

In the opinion of management, the accompanying consolidated unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at March 31, 2006 and 2005, and their respective cash flows for the three months ended March 31, 2006 and 2005.

The results of operations for such periods are not necessarily indicative of results expected for the full year or for any future period. These financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2005 and related notes included in the Company's Form 10-KSB filed with the Securities and Exchange Commission.

                                  ORGANIZATION

CMMI was originally incorporated as a mining company. In 1985, the Company ceased its mining operations and discontinued all business operations in 1990. During 1998, since the acquisition of Consolidated Medical Management, Inc. (Louisiana) the Company initially focused its efforts on the continuation of the business services offered by CMMI-LA. These services focused on the delivery of turn-key management services for the home health industry, predominately in south Louisiana. The Company exited the medical business in December of 2000 and in August 2001 the Company decided to refocus on the oil and gas industry. CMMI has since decided to narrow its focus on the fuel distribution and terminal business and the related opportunities that may create.

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

CASH FLOWS AND CONCENTRATION OF CREDIT RISK
-------------------------------------------

Cash consists principally of demand deposits at commercial banks. These balances, as reflected in the bank's records, are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 2005 and March 31, 2006, the Company's deposits did not exceed the insured limits.

EARNINGS PER COMMON SHARE
-------------------------
The Company adopted Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," which simplifies the computation of earnings per share requiring the restatement of all prior periods.

Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding during each year.

Diluted earnings per share are computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation. The Company does not have any dilutive securities as of March 31, 2006.

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

NOTE 4 - COMMON AND PREFERRED STOCK
-----------------------------------

COMMON STOCK
------------

The Company's common stock is $0.001 par value, there are 50,000,000 shares authorized as of December 31, 2005 and March 31, 2006, the Company had 44,544,361 and 44,544,361 shares issued and outstanding, respectively.

PREFERRED STOCK
---------------

In 1998, the Company amended its articles to authorize Preferred Stock. There are 20,000,000 shares authorized with a par value of $ 0.001. The shares are non-voting and non-redeemable by the Company. The Company further designated two series of its Preferred Stock: "Series 'A' $12.50 Preferred Stock" with 2,159,193 shares of the total shares authorized and "Series 'A' $8.00 Preferred Stock," with the number of authorized shares set at 1,079,957 shares. As of March 31, 2006 and December 31, 2005 there are no shares issued and outstanding.

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

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS.

The following discussion should be read in conjunction with our unaudited consolidated interim financial statements and related notes thereto included in this quarterly report and in our audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contained in our Form 10-KSB for the year ended December 31, 2005. Certain statements in the following MD&A are forward looking statements. Words such as "expects", "anticipates", "estimates" and similar expressions are intended to identify forward looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected.

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

RESULTS OF OPERATIONS

For the quarter ended March 31, 2006, CMMI incurred a net loss of $ (57,000). The loss in entirely attributable to accrual of expenses incurred for consultants.

COMPARISON OF QUARTER ENDED MARCH 31, 2006 TO THE QUARTER ENDED MARCH 31, 2005

For the quarter ended March 31, 2006, our net loss was $ (57,000) as compared to $(60,540) for the quarter ended March 31, 2005. The loss is attributable to the accrual of consulting costs incurred in the first quarter.

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

                                     PART II

Pursuant to the Instructions on Part II of the Form 10-QSB, Items 1, 3, and 5 are omitted.

ITEM 2. CHANGES IN SECURITIES

NONE.

The following information sets forth certain information for all securities the Company issued from January 1, 2006 through March 31, 2006, in transactions without registration under the Act. There were no underwriters in any of these transactions, nor were any sales commissions paid thereon. The securities were issued pursuant to Section 4(2) of the Act.

There were no new issuances in the first quarter of 2006.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT INDEX


EXHIBIT 31.1 Certification of Chief Executive Officer pursuant to Rule 15d-14(a) of the Exchange Act

EXHIBIT 31.2 Certification of Chief Financial Officer pursuant to Rule 15d-14(a) of the Exchange Act.

EXHIBIT 32.1      Certification of Chief Executive Officer pursuant to 18 U.S.C.
                  Section 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, with respect to the registrant's quarterly report on Form 10QSB for the quarter ended March 31, 2006

EXHIBIT 32.2      Certification of Chief Financial Officer pursuant to 18 U.S.C.
                  Section 1350 as adopted pursuant to Section 906 Of the Sarbanes Oxley Act of 2002, with respect to the Registrant's quarterly report on Form 10QSB for the quarter Ended March 31, 2006.

                                   SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the undersigned has duly caused this Form 10-QSB to be signed on its behalf by the undersigned, there unto duly authorized, in the City of Baton Rouge, Louisiana, on May 22, 2006.

CONSOLIDATED MEDICAL MANAGEMENT, INC.



     By: /s/ Timothy G. Byrd, Sr.
         ------------------------
          Timothy G. Byrd, Sr. Chief Executive Officer, Acting Chief Accounting Officer, and Director