Form 10QSB
period 2006-09-30
CONSOLIDATED MEDICAL MANAGEMENT INC
filed 2006-11-20
CIK 700815

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

The number of shares outstanding of the Company's common stock as of September 30, 2006 is shown below:

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

ITEM 1. FINANCIAL STATEMENTS
AS USED HEREIN, THE TERM "COMPANY" REFERS TO CONSOLIDATED MEDICAL MANAGEMENT INC. UNLESS OTHERWISE INDICATED. CONSOLIDATED UNAUDITED INTERIM FINANCIAL STATEMENTS INCLUDING A BALANCE SHEET FOR THE COMPANY AS OF THE QUARTER ENDED SEPTEMBER 30, 2006, STATEMENT OF OPERATIONS, AND STATEMENT OF CASH FLOWS FOR THE INTERIM PERIOD UP TO THE DATE OF SUCH BALANCE SHEET AND THE COMPARABLE PERIOD OF THE PRECEDING YEAR ARE ATTACHED AS PAGES 3 THROUGH 5 AND ARE INCORPORATED HEREIN BY THIS REFERENCE.

                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                                   CONSOLIDATED MINERALS MANAGEMENT, INC.
                                          (A MONTANA CORPORATION)
                                        CONSOLIDATED BALANCE SHEET
                                                (UNAUDITED)

                                ASSETS
                                ------
                                                                       SEPT 30, 2006    DECEMBER 31, 2005
                                                                      ---------------  -------------------
Current Assets
--------------
  Cash                                                                $          -0-   $              -0-
                                                                      ---------------  -------------------
      Total Current Assets                                                       -0-                  -0-

Oil & Gas Properties - Non Producing                                          60,000               60,000
Notes Receivable                                                           2,506,000            2,506,000
Investment in Intercontinental Fuel, LLC                                   1,600,000            1,600,000
                                                                      ---------------  -------------------

      Total Assets                                                    $    4,166,000   $        4,166,000
                                                                      ===============  ===================

           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
           ----------------------------------------------

Current Liabilities
-------------------
  Accounts Payable & Accrued Expenses                                        640,536              469,536
  Debentures & Notes Payable                                                 500,000              500,000
                                                                      ---------------  -------------------

      Total Current Liabilities                                            1,140,536              969,536

  Notes Payable - Long Term Portion                                                0                    0
  Debenture Payable - Dr. Zehr                                             2,000,000            2,000,000
  Note Payable - Dr. Zehr                                                    600,000              600,000
                                                                      ---------------  -------------------
      Total Long-Term Liabilities                                          2,600,000            2,600,000

      Total Liabilities                                               $    3,740,536   $        3,569,536

Commitments and Contingencies:                                                                          -

--------------------
Stockholders' Equity
--------------------
  Preferred Stock
    20,000,000 authorized shares, par value $.001                     $            -   $                -
    no shares issued and outstanding

  Common Stock
  0.001 par value, 50,000,000 shares authorized 44,544,361
  shares issued and outstanding as of Sept 30, 2006, and                      44,544               44,544
  44,544,361 shares issued and outstanding as of December 31, 2005.

  Additional Paid-in-Capital                                               4,332,172            4,332,172
  Retained Earnings (Deficit)                                             (3,951,252)          (3,780,252)
                                                                      ---------------  -------------------

      Total Stockholders' Equity (Deficit)                                   425,464              596,464
                                                                      ---------------  -------------------

      Total Liabilities and Stockholders' Equity (Deficit)            $    4,166,000   $        4,166,000
                                                                      ===============  ===================

                                 CONSOLIDATED MEDICAL MANAGEMENT, INC.
                                        (A MONTANA CORPORATION)
                                 CONSOLIDATED STATEMENT OF OPERATIONS
                                              (UNAUDITED)

                                    THREE MONTHS ENDED SEPT 30,         NINE MONTHS ENDED SEPT 30,
                                ----------------------------------  ----------------------------------
                                      2006              2005              2006              2005
                                ----------------  ----------------  ----------------  ----------------
Revenues                        $             -   $             -   $             -   $             -
--------
Operating Expenses

  Consulting                             57,000            57,000           171,000           171,000
  Other Expenses                              0                                   0             5,505
                                ----------------  ----------------  ----------------  ----------------

Total Operating Expenses        $        57,000   $        57,000   $       171,000   $       176,505

Income (Loss) from Operations           (57,000)          (57,000)         (171,000)         (176,505)

Other Income (Expenses)
  Interest Expense                            0               -0-                 0                 0
                                ----------------  ----------------  ----------------  ----------------
Income (Loss) before
  Income Taxes                  $       (57,000)  $       (57,000)  $      (171,000)  $      (176,505)

Income Tax Expense                            -                 -                 -                 -
                                ----------------  ----------------  ----------------  ----------------

Net Income (Loss)               $       (57,000)  $       (57,000)  $      (171,000)  $      (176,505)
                                ================  ================  ================  ================
Net Income (Loss)/Share         $       (0.001 )  $        (0.001)           (.0038)           (.0039)
                                ================  ================  ================  ================

                                  CONSOLIDATED MEDICAL MANAGEMENT, INC.
                                         (A MONTANA CORPORATION)
                                   CONSOLIDATED STATEMENT OF CASH FLOWS
                                               (UNAUDITED)

                                                                           NINE MONTHS ENDED SEPT 30,
                                                                       ----------------------------------
                                                                             2006              2005
                                                                       ----------------  ----------------
Cash Flows from Operating Activities:
  Net Income (Loss)                                                    $       (57,000)  $      ( 57,000)
  Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by
    Operating Activities:
      Depreciation and Amortization                                                  -                 -
      Non Cash Consulting and Services Paid by Stock Issue                           -                 -
      (Increase) Decrease in Receivables                                             -                 -
      (Decrease) Increase in Accounts Payable & Accrued Expenses                57,000            57,000
      (Increase) Decrease in Interest Payable                                                          -
                                                                       ----------------  ----------------
        Net Cash Provided (Used) by Operating Activities               $           -0-   $           -0-
                                                                       ----------------  ----------------

Cash Flows from Investing Activities:
-------------------------------------
                                                                                     0
  Note Receivable - Collections                                                      -                 -
  Oil & Gas Properties - Non Producing                                                                 -
                                                                       ----------------  ----------------

        Net Cash Provided (Used) by Investing Activities               $             0   $             -
                                                                       ----------------  ----------------

Cash Flows from Financing Activities:
-------------------------------------

  Proceed from Notes Payable                                                         -                 -
  Common Stock                                                                       0                 -
                                                                       ----------------  ----------------

        Net Cash Provided (Used) by Financing Activities               $             0   $             -
                                                                       ----------------  ----------------

Net Increase (Decrease) in Cash                                        $           -0-   $           -0-

Cash, Beginning of period                                                          -0-               -0-
                                                                       ----------------  ----------------

Cash, End of period                                                    $           -0-   $           -0-

NOTE 1 - BASIS OF PRESENTATION

GENERAL
-------

The consolidated unaudited interim financial statements of the Company as of September 30, 2006 and for the nine months ended September 30, 2006, included herein have been prepared in accordance with the instructions for Form 10QSB under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. The December 31, 2005 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements.

In the opinion of management, the accompanying consolidated unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at September 30, 2006 and 2005, and their respective cash flows for the nine months ended September 30, 2006 and 2005.

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

CASH FLOWS AND CONCENTRATION OF CREDIT RISK
-------------------------------------------

Cash consists principally of demand deposits at commercial banks. These balances, as reflected in the bank's records, are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 2005 and September 30, 2006, the Company's deposits did not exceed the insured limits.

EARNINGS PER COMMON SHARE
-------------------------
The Company adopted Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," which simplifies the computation of earnings per share requiring the restatement of all prior periods.

Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding during each year.

Diluted earnings per share are computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation. The Company does not have any dilutive securities as of September 30, 2006.

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

NOTE 4 - COMMON AND PREFERRED STOCK
-----------------------------------

COMMON STOCK
------------

The Company's common stock is $0.001 par value, there are 50,000,000 shares authorized as of December 31, 2005 and September 30, 2006, the Company had 44,544,361 and 44,544,361 shares issued and outstanding, respectively.

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

RESULTS OF OPERATIONS

For the quarter ended September 30, 2006, CMMI incurred a net loss of $ (57,000). The loss in entirely attributable to accrual of expenses incurred for consultants.

COMPARISON OF QUARTER ENDED SEPTEMBER 30, 2006 TO THE QUARTER ENDED SEPTEMBER 30, 2005

For the quarter ended September 30, 2006, our net loss was $ (57,000) as compared to $(57,000) for the quarter ended September 30, 2005. The loss is attributable to the accrual of consulting costs incurred in the third quarter.

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

                                    PART II

Pursuant to the Instructions on Part II of the Form 10-QSB, Items 1, 3, and 5 are omitted.

ITEM 2. CHANGES IN SECURITIES

NONE.

The following information sets forth certain information for all securities the Company issued from January 1, 2006 through September 30, 2006, in transactions without registration under the Act. There were no underwriters in any of these transactions, nor were any sales commissions paid thereon. The securities were issued pursuant to Section 4(2) of the Act.

There were no new issuances in the third quarter of 2006.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT INDEX

       EXHIBIT 31.1 Certification of Chief Executive Officer pursuant to Rule 15d-14(a) of the Exchange Act

       EXHIBIT 31.2 Certification of Chief Financial Officer pursuant to Rule 15d-14(a) of the Exchange Act.

       EXHIBIT 32.1  Certification of Chief Executive Officer pursuant to
                     18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, with respect to the registrant's quarterly report on Form 10QSB for the quarter ended September 30, 2006

       EXHIBIT 32.2  Certification of Chief Financial Officer pursuant to
                     18 U.S.C. Section 1350 as adopted pursuant to Section 906 Of the Sarbanes Oxley Act of 2002, with respect to the Registrant's quarterly report on Form 10QSB for the quarter Ended September 30, 2006.

                                   SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the undersigned has duly caused this Form 10-QSB to be signed on its behalf by the undersigned, there unto duly authorized, in the City of Baton Rouge, Louisiana, on November 20, 2006.

CONSOLIDATED MEDICAL MANAGEMENT, INC.

                          By:  /s/ Timothy G. Byrd, Sr.
                               ------------------------
                                  Timothy G. Byrd, Sr.
                                  Chief Executive Officer,
                                  Acting Chief Accounting Officer, and Director