Form 10KSB
period 2006-12-31
CONSOLIDATED MEDICAL MANAGEMENT INC
filed 2007-04-30
CIK 700815

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D. C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF THE
SECURITIES EXCHANGE ACT OF 1934
 For Fiscal Year Ended
December 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [] No [X]

Revenues for year ended December 31, 2006: $617,325

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of April 27, 2006 was: $1,523,626

Number of shares of the registrant's common stock outstanding as of April 27, 2007 was: 49,544,226.

PART 1

ITEM 1. DESCRIPTION OF BUSINESS

CMMI ORGANIZATION AND GENERAL INFORMATION ABOUT THE COMPANY

Consolidated Medical Management, Inc. ("CMMI" or the "Company"), was incorporated under the laws of the State of Montana on August 13, 1981 under the name Golden Maple Mining and Leaching Company, Inc. In 1985, the Company ceased its mining operations and discontinued all business operations in 1990. The Company then acquired Consolidated Medical Management, Inc. and kept the CMMI name. The Company initially focused its efforts on the continuation of the business services offered by CMMI. These services focused on the delivery of turn-key management services for the home health industry, predominately in south Louisiana. The Company exited the medical business in December of 2000. In August 2001, the Company decided to refocus on the oil and gas industry. In 2006, we decided to cease our oil and gas activities and focus on becoming an energy company.

The Company has a subsidiary, Intercontinental Fuels, LLC (“IFL”), a Texas limited liability company, which was founded in 2003. CMMI first acquired 75% of IFL’s membership interests in 2003.

DESCRIPTION OF BUSINESS

In 2004 and 2005, CMMI’s business was largely non-operating.  However, in 2006, CMMI decided to recast itself as an energy company. To this end, CMMI acquired the part of IFL that it did not already own. IFL operates a fuel storage terminal located in Houston, Texas. This terminal distributes petroleum-based products and biodiesel to local wholesale and retail fuel distributors. IFL’s customers include the Metropolitan Transportation Authority of Harris County, Texas and Gulf Hydrocarbon, a leading biodiesel distributor in the Gulf Coast region with national operations.

IFL’s business consists of storing fuel for customers and dispensing fuel through our facilities. Our customers pay us throughput fees and storage fees. Our customers pay us storage fees for storing their fuels in our tanks and on our tank farm. They pay us throughput fees for dispensing the fuels into our customer’s tanker trucks.

ITEM 2. DESCRIPTION OF PROPERTY

In July 2003, the Company moved its offices to 11919 Sunray Avenue, Suite B, Baton Rouge, Louisiana 70816. We have maintained our headquarters at this location ever since.

IFL owns a fuel storage terminal located in Houston, Texas. The terminal is in good operating condition.

ITEM 3. LEGAL PROCEEDINGS

In 2005, North American Reserve Corporation (“NARC”) sued Dr. David Zehr, Patrick Palmer, and Jack Peoples based on their personal guarantees of certain promissory notes issued to Wells Fargo Bank, N.A. (“Wells Fargo”). The guarantees related to Wells Fargo’s loan to Palm Petroleum and were secured by the land on which IFL’s terminal is now located. This lawsuit and the other related litigation concerned a joint venture between CMMI and NARC to acquire the terminal that IFL now operates. Several other parties were indirectly involved in this joint venture.

In connection with this joint venture, NARC purchased the Wells Fargo notes, which were then in default. These notes were secured by the land on which the terminal is located. The debtors on these notes were Dr. David Zehr, Patrick Palmer, Jack Peoples, and Palm Petroleum. CMMI loaned part of the money to NARC to purchase the Wells Fargo notes. The money that CMMI loaned to NARC had come from Dr. Zehr’s purchase of a CMMI debenture. CMMI then purchased Dr. Zehr’s UCC-1 liens on the terminal’s assets and second lien on the land on which the terminal is located in exchange for a second debenture.

After purchasing the notes from Wells Fargo, NARC proceeded to foreclose on the land guaranteeing the notes in 2003. CMMI also foreclosed on the terminal’s assets securing the liens that it purchased from Dr. Zehr. NARC then sold the land to IFL for $1,025,733 in September 2003 in exchange for a promissory note. CMMI sold its assets to IFL in exchange for a 75% membership interest in IFL and a $1,100,000 promissory note.

Two years after NARC had sold the property to IFL, it alleged that a deficiency existed on the Wells Fargo notes. NARC then sued Dr. Zehr, Palmer and Peoples, all of whom had personally guaranteed the notes, in order to recover this deficiency.

Palmer filed a counterclaim against Dr. Zehr for negligent misrepresentation, conspiracy to defraud, and wrongful foreclosure. Dr. Zehr was a director of Palm Petroleum, and as a result, Palmer claimed that Dr. Zehr had conspired with NARC and CMMI to allow them to foreclose on the terminal in breach of Dr. Zehr’s fiduciary duty to the company.

Dr. Zehr then crossclaimed against CMMI, alleging fraud and violations of the Texas Securities Act based on CMMI’s sale to him of the debentures.

At the time of these lawsuits, IFL’s note to NARC was in default. The amount outstanding under the note was $725,733. In addition, CMMI owed Dr. Zehr the principal amount of $2,350,000 plus accrued interest under the debentures. These debentures were also in default at the time of the lawsuits.

One of the main issues in these lawsuits was whether NARC or IFL owned the terminal. NARC claimed that as a result of its foreclosure of the terminal, it owned the entire terminal, including the facilities. CMMI claimed that NARC’s foreclosure only vested NARC with ownership of the real property and that all of the above-ground assets (storage tanks and other facilities) belonged to IFL.

On March 23, 2007, following the period covered by this Form 10-KSB, the Company settled all litigation with all parties to this transaction. In the settlement, IFL released its claim of ownership of the terminal in favor of NARC. 17617 Aldine Westfield Road, LLC, an entity controlled by Dr. Zehr, then purchased the terminal from NARC for total consideration of $1.55 million ($150,000 in cash and a $1.4 million note). Simultaneously with these transactions, IFL agreed to lease the terminal from 17617 Aldine Westfield Road, LLC for 18 months at $15,000 per month with an option to purchase the terminal for $3.55 million at the end of the lease. In return for the lease, all debentures and other obligations owed to Dr. Zehr were extinguished.

As a result of these transactions, all claims by and against all parties except Peoples were released. In addition, all lis pendens on IFL’s property were released.

Since these transactions occurred in fiscal year 2007, they are not reflected in this Form 10-KSB. They are discussed here, however, since they are a material subsequent event. The Company expects that the accounting treatment of these transactions will lead to the extinguishment of the majority of CMMI’s debt as a result of the release of Dr. Zehr’s debentures and the note payable to NARC.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of December 31, 2006, CMMI had 49,544,226 shares of common stock outstanding. There are approximately 445 holders of record of our common stock.

The following table sets forth certain information as to the high and low bid quotations quoted on the OTC Bulletin Board for 2005 and 2006. Information with respect to over-the-counter bid quotations represents prices between dealers, does not include retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

Period            High       Low

                 2005

First Quarter     .014       .008
Second Quarter    .014       .01
Third Quarter     .015       .015
Fourth Quarter    .006       .006

                 2006

First Quarter     .010      .009

Second Quarter    .015      .015

Third Quarter     .011      .008

Fourth Quarter    .035      .009

The source of the above information is Bloomberg, L.P.

DIVIDENDS

We have not paid any dividends on our common stock in the past two fiscal years.

We presently intend to retain future earnings to support our growth. Any payment of cash dividends in the future will be dependent upon the amount of funds legally available, our earnings, financial condition, capital requirements, and other factors which our Board of Directors deems relevant.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	-0-	N/A	-0-
Equity compensation plans not approved by security holders	10,000,000	$0.007	-0-

UNREGISTERED SALES OF SECURITIES

We authorized 10,000,000 of our common stock for sale to our CEO, Timothy Byrd, and our Chairman, Sonny Wooley, in 2006. The sale price for this stock was $0.007 per share. As of the end of our fiscal year, Mr. Byrd and Mr. Wooley did not purchase any of the stock that the Company authorized for sale to them.

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

GENERAL

Consolidated Medical Management, Inc. ("CMMI"), was incorporated under the laws of the State of Montana on August 13, 1981 under the name Golden Maple Mining and Leaching Company, Inc. In July 2003, the Company moved its offices to 11919 Sunray Avenue, Suite B, Baton Rouge, Louisiana 70816.

COMPARISON OF YEAR ENDED DECEMBER 31, 2006 TO THE YEAR ENDED DECEMBER 31, 2005

The Company had a net loss of $258,925 in 2005. This loss widened to $1,389,049 in 2006. In 2005, the Company had no revenue from operations. In 2006, however, the Company began to receive revenue from the terminal owned by IFL. However, the Company’s operating expenses increased dramatically as a result of the substantial investments it had to make in the terminal. In 2005, our operating expenses were $258,925; in 2006, these expenses increased to $2,072,077.

LIQUIDITY AND CAPITAL RESOURCES

During 2005, CMMI had substantial liquidity and cash flow problems due to its lack of operating revenues. In 2006, the Company’s liquidity and cash flow improved due to revenues generated by IFL; however, we still experienced liquidity problems due to the dramatic increase in operating expenses. In the next fiscal year, we expect our liquidity to increase as a result of the operating revenue generated by IFL.

OIL AND GAS BUSINESS

The Company exited the oil and gas business in 2006. We had oil and gas interests in Texas and Louisiana, however, these were non-producing.

We decided to exit the oil and gas business because of our desire to focus on opportunities in the petroleum distribution business. In connection with this decision, we wrote off $60,000 for one of our oil and gas properties. The Company believes that greater opportunities lie in the petroleum distribution business and plans to focus its future efforts on this sector.

ENVIRONMENTAL MATTERS

Our operations are subject to numerous federal, state, and local laws and regulations controlling the generation, use, storage, and discharge of materials into the environment or otherwise relating to the protection of the environment.

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

We currently own or lease, or will own or lease in the future, properties that have been used for the storage of petroleum products. Although we utilize standard industry operating and disposal practices, hydrocarbons or other wastes may be disposed of or released on or under the properties owned or leased by us or on or under other locations where such wastes have been taken for disposal. In addition, many of these properties have been operated by third parties whose treatment and disposal or release of hydrocarbons or other wastes was not under our control. These properties and the wastes disposed thereon may be subject to CERCLA, RCRA, and analogous state laws. Our operations are also impacted by regulations governing the disposal of naturally occurring radioactive materials ("NORM"). The Company must comply with the Clean Air Act and comparable state statutes, which prohibit the emissions of air contaminants, although a majority of our activities are exempted under a standard exemption.

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

EMPLOYEES

As of December 31, 2006, CMMI has 4 full time employees, including executive officers, non-executive officers, secretarial and clerical personnel and field personnel.

ITEM 7. FINANCIAL STATEMENTS

The financial statements of the Company are set forth beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no disagreements with our accountant on accounting and financial disclosure.

ITEM 8A. CONTROL AND PROCEDURES

Timothy G. Byrd, our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures are appropriate and effective. Mr. Byrd evaluated these controls and procedures as of the end of our fiscal year.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The directors and officers of the Company as of December 31, 2006, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. The officers serve at the will of the Board of Directors.

DIRECTORS AND EXECUTIVE OFFICERS

Set forth below are the names, ages, and positions of the executive officers and directors of the Company.

Name Age Office Sonny Wooley 68 Chairman of the Board of Directors and Director Timothy Byrd 45 Chief Executive Officer, Chief Financial Officer and Director Peggy Behrens 51 Secretary and Director

SONNY WOOLEY, CHAIRMAN OF THE BOARD OF DIRECTORS

Mr. Wooley founded CMMI in 1989 and managed it as a private company until going public in 1996. He worked with the Company as an outside consultant prior to rejoining it as Chairman in 2001. The company operated in the health care management arena successfully for a few years, but because of changes to Medicare reimbursement and managed care philosophy, Mr. Wooley participated in the calculated decision to refocus the Company's experience in the energy sector in part due to Mr. Wooley's experience in this field. Mr. Wooley has over thirty years experience in oil and gas marketing, exploration and development. He is primary responsible for CMMI developing opportunities in the energy field. Mr. Wooley was Senior Vice President of Marketing at Nucorp Energy from 1978-1982. From 1982-1984, he was President and a director of NTV Oil Field Services.

TIMOTHY G. BYRD, SR., CHIEF EXECUTIVE OFFICER, CHIEF FINANCIAL OFFICER AND DIRECTOR

Mr. Byrd joined CMMI in December of 2001 after spending five years with Innovative Capital Markets. At Innovative Capital Markets, he served as President, where he had responsibility for developing growth strategies for corporations through strategic alliances, mergers and acquisitions as well as in the corporate financial advisory business. Prior to Innovative Capital Markets, he served as President of Specialty Associated Management, Inc., an insurance and financial advisory firm, from 1992 through 1996. He holds a bachelor’s degree in Business Administration with an emphasis in banking and finance from the University of Southern Mississippi.

PEGGY BEHRENS, SECRETARY AND DIRECTOR

Ms. Behrens joined CMMI in 1998 as President and a director. In these capacities, she increased revenues substantially. Prior to 1998, Ms. Behrens worked as the Administrator and Director of Nurses from 1996-1998 for Health Link Home Care. Ms. Behrens resigned as President of CMMI in December 2001. Ms. Behrens has substantial experience in project management and currently serves as our Secretary and a director.

All officers and directors listed above will remain in office until the next annual meeting of our stockholders and until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. Officers are appointed annually by our Board of Directors and each Executive Officer serves at the discretion of our Board of Directors. We do not have any standing committees.

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

We believe that all persons subject to Section 16(a) of the Exchange Act in connection with their relationship with us have complied on a timely basis.\

CODE OF ETHICS

The Company has not adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Company has not adopted such a code because it believes that it would be unnecessary and overly bureaucratic due to the Company’s small size.

RECOMMENDATION OF DIRECTOR CANDIDATES BY STOCKHOLDERS

The board does not have a policy with regard to the consideration of any director candidates recommended by stockholders. However, the Company will consider candidates recommended by stockholders. A stockholder wishing to recommend a candidate for a directorship should write the Company’s Chairman, Sonny Wooley, at the Company’s address listed above, and state the candidate’s name and business experience. A full résumé or curriculum vitae is preferred. In evaluating director candidates, the board looks at each candidate’s business experience, including their experience in the energy industry.

AUDIT COMMITTEE

The Company does not have an audit committee. The entire Board of Directors instead acts as the Company’s audit committee. Our board does not have an audit committee financial expert as defined by Securities and Exchange Commission rules.

ITEM 10. EXECUTIVE COMPENSATION

The following describes the cash and stock compensation paid to our directors and officers during fiscal year 2006, and in certain cases, for fiscal year 2005.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Stock Awards ($)	Total
Timothy G. Byrd, Sr., CEO	2006	156,000 (1)	15,000	171,000
Timothy G. Byrd, Sr., CEO	2005	96,000 (1)	-0-	96,000
Sonny Wooley Chairman	2006	156,000 (1)	35,000	191,000
Sonny Wooley Chairman	2005	96,000 (1)	-0-	96,000

(1) The Company’s employment agreement with Mr. Byrd provide that he will be paid a salary of $156,000 per year. In 2005, his employment agreement provided for a salary of $96,000. Mr. Wooley’s employment agreements for 2005 and 2006 provided for the same compensation. However, during 2005 and 2006, Messrs. Byrd’s and Wooley’s salaries accrued but were not paid due to the Company’s severe cash flow problems. In 2006, Messrs. Byrd and Wooley elected to convert part of their accrued salaries into CMMI stock. As a result, the Company agreed to sell Messrs. Byrd and Wooley 5,000,000 shares apiece of common stock at a price of $0.007 per share in December 2006. This stock is not additional compensation to Messrs. Byrd and Wooley; it represents a partial payment of their accrued salaries. Neither Mr. Byrd nor Mr. Wooley purchased any of the shares authorized for issuance to them in 2006.

At the time that CMMI agreed to sell these shares to Messrs. Byrd and Wooley, the price for CMMI’s shares was $0.01. The difference between the market price and the price granted to Messrs. Byrd and Wooley is reflected above.

Also, under the Officer Retention Compensation Agreement with Messrs. Byrd and Wooley, the Company agreed to pay the taxes due on Messrs. Byrd’s and Wooley’s salaries. However, because Messrs. Byrd and Wooley did not receive their salaries during 2005 and 2006, no such tax payment was made.

In September 2006, the Board of Directors passed a resolution allowing Mr. Wooley to purchase from the Company 3,000,000 shares of CMMI stock being held in trust. The purchase price was to be the average 20-day bid price for CMMI’s stock. In December 2006, however, the Company and Mr. Wooley entered into a new arrangement whereby the Company granted Mr. Wooley 2,000,000 shares in exchange for the release of his rights to purchase the shares authorized in September. The above table therefore includes the 2,000,000 shares granted to Mr. Wooley in December. The amount listed above reflects the closing price of CMMI’s stock on April 27, 2007, the latest practicable date.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Option Exercise Price
Timothy G. Byrd, Sr.	5,000,000	$0.007
Sonny Wooley	5,000,000	$0.007

In connection with the Company’s Officer Retention Compensation Agreement with Mr. Byrd, the Company authorized the issuance of 5,000,000 shares of stock to Mr. Byrd for $0.007 per share. Mr. Byrd did not actually purchase these shares in 2006; however, he may do so at any time. These shares will be restricted shares under Rule 144.

In connection with the Company’s employment agreement with Mr. Wooley, the Company authorized the issuance of 5,000,000 shares of stock to him for $0.007 per share. Mr. Wooley did not actually purchase these shares in 2006; however, he may do so at any time. These shares will be restricted shares under Rule 144.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Total ($)
Peggy Behrens	-0-	7,500 (1)	7,500

(1) The Company awarded Ms. Behrens 750,000 shares of restricted stock in 2006. None of these shares have actually been issued to her, however. The Company awarded these shares to Ms. Behrens for her service as a director in 2004, 2005 and 2006. The amount listed above reflects the closing price of CMMI’s stock on December 8, 2006, the date of the award of these shares.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	-0-	N/A	-0-
Equity compensation plans not approved by security holders	10,000,000	$0.007	-0-

In connection with the Company’s Compensation Agreements with Mr. Byrd, our CEO, and Mr. Wooley, our Chairman, the Company authorized the issuance of 5,000,000 shares of stock to both Mr. Byrd and Mr. Wooley. Neither Mr. Byrd nor Mr. Wooley purchased any of these shares in 2006. The purchase price for these shares is $0.007 per share.

Based upon information received from the persons concerned, each person known to us to be the beneficial owner of more than five percent of the outstanding shares of our Common Stock, each director, each of the named executive officers and all of our directors and officers as a group, owned beneficially as of April 27, 2007, the number and percentage of outstanding shares of our Common Stock indicated in the following table:

NAME AND ADDRESS OF            NUMBER OF        PERCENTAGE
BENEFICIAL OWNER                     SHARES (1)

Mr. Sonny Wooley                        12,730,356 (2) (3) (4)         25.46%
11919 Sunray Avenue,
Suite B
Baton Rouge, Louisiana 70816

Mr. Timothy G. Byrd, Jr.              10,000,000 (3)                    20.00%
11919 Sunray Avenue,
Suite B
Baton Rouge, Louisiana 70816

Ms. Peggy Behrens                         1,420,100                            2.84%
11919 Sunray Avenue
Suite B
Baton Rouge, Louisiana 70816

All directors and executive officers as a group (3 people):         24,150,456                     48.30% (5)

(1) Unless otherwise indicated, all shares are held directly with sole voting and investment power.

(2) Includes 256 shares held indirectly.

(3) Includes 5,000,000 shares authorized for purchase in 2006 at $0.007 per share. Of these shares, 2,500,000 were purchased in 2007. The remaining shares may be purchased at any time.

(4) Includes 2,000,000 shares granted to Mr. Wooley but not yet issued to him.

(5) As of December 31, 2006, CMMI has 44,544,226 shares outstanding. There are 10,000,000 shares authorized for issuance to Messrs. Byrd and Wooley. We are required to include these shares for purposes of the percentage calculation above; however, CMMI only has 50,000,000 shares authorized in its Articles of Incorporation. We cannot legally issue more shares than the total number authorized by our Articles of Incorporation. Therefore, for purposes of the above calculation, it is assumed that all of CMMI’s authorized shares (50,000,000) are outstanding, rather than the full 54,544,226 that are committed. If the full committed amount were used, the percentages would be as follows: Mr. Wooley: 23.34%; Mr. Byrd: 18.33%; Ms. Behrens: 2.60%; All directors and executive officers as a group: 44.28%.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

For fiscal year 2006, audit and audit related fees were approximately $20,000. For fiscal year 2005, we were billed approximately $9,000 for our year-end audit.

AUDIT-RELATED FEES

We were billed aggregate fees of $10,000 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements this fiscal year. In 2005, these fees were $3,000. These services consisted of review of our quarterly financial statements.

TAX FEES

This fiscal year, we were billed aggregate fees of $10,000 for tax compliance, tax advice, and tax planning by our principal accountant for this fiscal year. In 2005, these fees were $2,000. These services consisted of preparing and filing our federal and state income tax returns.

ALL OTHER FEES

This fiscal year, we were billed $16,000 for products and services provided by our principal accountant not otherwise disclosed above. In 2005, we were billed $22,000 for these products and services. These services consisted of formatting and submitting our filings to the Securities and Exchange Commission and performing our outsourced administrative function.

We do not have an audit committee. We do not have pre-approval policies and procedures for the engagement of our principal accountant. However, the engagement of our principal account was approved by our board of directors.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the undersigned has duly caused this Form 10-KSB to be signed on its behalf by the undersigned, there unto duly authorized, in the City of Baton Rouge, Louisiana on April 30, 2007.

CONSOLIDATED MEDICAL MANAGEMENT, INC.

By: /s/ Timothy G. Byrd, Sr. --------------------------------------------------- Timothy G. Byrd, Sr. Chief Executive Officer, CFO and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this 10-KSB has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Signature                     Name and Title                  Date

/s/Sonny Wooley               Chairman of the Board of
----------------------------  Directors                       April 30, 2006
Sonny Wooley

/s/Timothy G. Byrd, Sr.            Chief Executive Officer         April 30, 2006
---------------------------
Timothy G. Byrd, Sr.               and CFO and Director

I, Timothy G. Byrd, Sr. certify that:

1.

I have reviewed this Form 10-KSB of Consolidated Medical Management, Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.

The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

a.

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.

Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c.

Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5.

The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

a.

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

b.

Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: April 30, 2007

/s/

Timothy G. Byrd, Sr.

Chief Executive Officer, Chief Financial Officer, and Director

Certification of Chief Executive Officer of Consolidated Medical Management, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 1992 and Section 1350 of 18 U. S. C. 63.

I, Timothy G. Byrd, Sr., the Chief Executive Officer of Consolidated Medical Management, Inc. hereby certify that to my knowledge, Consolidated Medical Management, Inc. annual report on Form 10KSB for the period ended December 31, 2006, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in the periodic report on Form 10 KSB and the financial statements contained therein fairly presents, in all material respects, the financial condition and results of the operations of Consolidate Medical Management, Inc.

Date: April 30, 2007

/s/

Timothy G. Byrd, Sr.

Certification of Chief Financial Officer of Consolidated Medical Management, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 1992 and Section 1350 of 18 U. S. C. 63.

I, Timothy G. Byrd, the Chief Financial Officer of Consolidated Medical Management, Inc. hereby certify that to my knowledge, Consolidated Medical Management, Inc. annual report on Form 10KSB for the period ended December 31, 2006, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in the periodic report on Form 10 KSB and the financial statements contained therein fairly presents, in all material respects, the financial condition and results of the operations of Consolidate Medical Management, Inc.

Date: April 30, 2007

/s/

Timothy G. Byrd, Sr.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS CONSOLIDATED MEDICAL MANAGEMENT, INC.

We have audited the accompanying consolidated balance sheet of Consolidated Medical Management, Inc. and subsidiaries (Company) as of December 31, 2006 and December 31, 2005 and the related consolidated statements of operations, changes in stockholders; equity, and cash flows for the years ended December 31, 2006 and December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and subsidiaries as of December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for the years ended December 31, 2006 and 2005 then ended in conformity with accounting principles generally accepted in the United States.

/s/James B. McElravy, CPA, P.C.

April 23, 2007
Houston, TX

CONSOLIDATED MEDICAL MANAGEMENT, INC.

(A MONTANA CORPORATION)

Consolidated Balance Sheet

AS OF DECEMBER 31, 2006

December 31 2006
ASSETS
Cash in bank	$ 14,223
Accounts receivable, net of allowances	137,945
Total current assets	152,168

Equipment, net of depreciation of $654,226	2,872,473
Land	300,000
Investment in subsidiary	1,500,000
Intangible assets, net of amortization	11,920
Notes and interest receivable	1,091,813
Total non-current assets	5,776,206

TOTAL ASSETS	$ 5,928,374

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Accounts payable and accrued liabilities	$ 1,691,300
Current portion of notes payable, including accrued interest of $60,833	1,941,016
Debenture payable	2,350,000
Stock options issued for compensation outstanding	37,500
Other payables	38,278
Total current liabilities	6,058,094

Notes payable	1,500,000

TOTAL LIABILITIES	7,558,094

SHAREHOLDERS’ (DEFICIT)/EQUITY
Preferred stock, $.001 par value, 20,000 shares authorized, no shares outstanding	0
Capital stock, $0.001 par value, 50 million shares authorized, 44,544,226 shares issued and outstanding at December 31, 2006	44,544
Additional paid in capital	4,332,172
Deficit from operation	(6,006,436)
Total shareholders’ deficit	(1,629,720)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$ 5,928,374

CONSOLIDATED MEDICAL MANAGEMENT, INC.

(A MONTANA CORPORATION)

Consolidated Statement of Operations

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	Year Ended December 31, 2006	Year Ended December 31, 2005
REVENUES AND GROSS MARGINS
Tank storage services	760,313	-0-
Cost of product sales	142,988	-0-
Gross margin on sales	617,325	-0-

OPERATING EXPENSES
Payroll and related expenses	70,394	96,000
Terminal management	75,322
General and administrative	147,706	5,925
Legal and professional	105,216	25,000
Consulting fees	1,215,663	132,000
Repairs	120,793
Amortization of intangible assets	6,812
Depreciation expense	234,625
Operating supplies	95,546
Total operating expenses	2,072,077	258,925

OPERATING LOSS	(1,454,752)	(258,925)

OTHER INCOME AND EXPENSES
Interest income	291,854
O & G write offs	(60,000)
Other expenses	(100,365)
Interest expense	(65,786)
Total other income and expense	65,703

NET LOSS	(1,389,049)	(258,925)

Net loss per share, basic	(0.031)	(0.006)

Net loss per share, fully diluted (50,000,000 shares 2006 and 44,544,226 shares 2005) See Note 8	(0.028)	(0.006)

Weighted average shares outstanding	44,544,226	44,544,226

CONSOLIDATED MEDICAL MANAGEMENT, INC.

(A MONTANA CORPORATION)

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	Shares	Amount	Additional Paid in Capital	Subscription Receivable	Retained Earnings (Deficit)	Total

Balance December 31, 2003	44,124,285	44,173	4,047,605	-0-	(4,005,901)	85,877
Shares issued for services	419,893	371	284,567	-0-	-0-	284,938
Net Income					484,574	484,574
Balance December 31, 2004	44,544,223	44,544	4,332,142	-0-	(3,521,327)	855,389
Correction to outstanding shares	3
Net Income					(258,925)	(258,925)
Balance December 31, 2005	44,544,226	44,544	4,332,172	-0-	(3,780,252)	594,464
Deficit from Subsidiary					(837,135)	(837,135)
Net income					(1,389,049)	(1,389,049)
Balance December 31, 2006	44,544,226	44,544	4,332,172	-0-	(6,006,436)	(1,631,720)

CONSOLIDATED MEDICAL MANAGEMENT, INC.

(A MONTANA CORPORATION)

Consolidated Statement of Cash Flows

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
Cash Flows from Operating Activities:
Net Income	(1,389,049)	(258,925)
Adjustments to Reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	241,437
Stock option compensation	37,500
Change in operating assets and liabilities
Accounts receivable	(137,945)
Accounts payable and accrued liabilities	1,260,042	249,470
Oil and gas write off	60,000
Effect of investment in IFL	762,864

Net cash used in operating activities	834,849	(9,455)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment	(3,125,830)
Land	(300,000)
Investment in Intercontinental Fuels, LLC	(1,500,000)

Net cash provided from or (used in) investing activities	(4,925,830)	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	2,691,016
Notes Receivable	1,414,188
Net cash provided from financing activities	4,105,204	0

Net change in cash and cash equivalents	14,223	(9,455)
Cash and cash equivalents, beginning of period	0	0
Cash and cash equivalents, end of period	14,223	0

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

(C) CASH FLOWS AND CONCENTRATION OF CREDIT RISK

Cash consists principally of demand deposits at commercial banks. These balances, as reflected in the bank's records, are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 2006 and 2005, the Company's deposits did not exceed the insured limits.

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

(F) FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of financial instruments including marketable securities, notes and loans receivables, accounts payable and notes payable approximate their fair values at December 31, 2006.

(G) LONG-LIVED ASSETS

Long lived assets include property and equipment and intangible assets to be held and used. Long-lived assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount should be addressed pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," (SFAS No. 144). The criteria for determining impairment for such long-lived assets to be held and used is determined by comparing the carrying value of these long-lived assets to management's best estimate of future undiscounted cash flows expected to result from the use of the assets. The Company believes that no impairment existed under SFAS No. 144 as of December 31, 2006. In the event that there are changes in the planned use of the Company's long-lived assets or its expected future undiscounted cash flows are reduced significantly, the Company's assessment of its ability to recover the carrying value of these assets under SFAS No. 144 could change.

(H) STOCK BASED COMPENSATION

On January 1, 2006, we adopted the provisions of SFAS No. 123 (revised 2004), "Share-Based Payment," (SFAS No. 123(R)), which revises SFAS No. 123, "Accounting for Stock-Based Compensation," (SFAS No. 123) and supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," (APB No. 25).

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

(K) RECENT ACCOUNTING PRONOUNCEMENTS

On January 1, 2006, we adopted the provisions of SFAS No. 123 (revised 2004), "Share-Based Payment," (SFAS No. 123(R)), which revises SFAS No. 123, "Accounting for Stock-Based Compensation," (SFAS No. 123) and supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," (APB No. 25).

NOTE 2-LEASE COMMITMENTS

There are no lease commitments at December 31, 2006.

NOTE 3-OTHER ASSETS

NOTES RECEIVABLE

North American Reserve Corp - CMMI advanced funds to North American Reserve Corp (NARC) in the process of acquiring the fuel terminal facility in Houston, TX. The note is dated April 10, 2003 and bears interest of 8% per annum in the amount of $70,000 and matures on April 10, 2004. In December 2005, NARC withdrew from IFL. NARC terminated its interest in IFL in December 2005.

Stuart Sundlun - On November 6, 2003, Mr. Stuart Sundlun acquired 1200 units in Intercontinental Fuels, LLC (IFL) from CMMI. Part of the purchase price was a note from Mr. Sundlun dated November 6, 2003, bearing interest of 10% per annum in the amount of $750,000. This note is secured by 600 units of IFL being held in attorney escrow and released pursuant to the sales agreement. In the event that Mr. Sundlun does not acquire the remaining 600 units in accordance with the sales agreement, the unreleased units will revert to CMMI.

Coastal Resources Group, Inc. - On July 14, 2003, CMMI loaned $30,000 to Coastal Resources Group, Inc., maturing on January 15, 2004 and bearing interest of 6%. This note has matured and has not been repaid to the Company.

NOTE 4 - NOTES PAYABLE

Note payable to  Dr. David Zehr, M. D. dated July 1, 2003

Bearing interest at 5% per annum, due upon funding of terminal by

CMMI of the acquisition costs of the fuel facility in Houston, TX.

$  600,000

Note payable to Dr. David Zehr, M. D. dated July 6, 2003

Bearing interest of 4% per annum, due January 6, 2004.

Note is in default

150,000

Note payable to North American Reserve Corp. dated September 5,

2003 as a non-interest bearing note, due January, 2004. The note is

In default.

725,733

Note payable to Stuart Sundlun dated August 7, 2006 bearing interest

Of 10% per annum, due August 7, 2011.

1,560,833

Note payable to Capnet Risk no interest bearing due on demand 3

100,000

Note payable to Gulf Coast Fuels no interest bearing interest due on

Demand

250,000

Note payable to Greenway dated bearing interest of 8.5%

Per annum with 24 monthly payments of $4,750, maturing December

2007.

54,453

Total notes payable

  3,441,019

Less current portion

 (1,880,186)

Long term note payable	$ 1,560,833

NOTE 5 - CONVERTIBLE DEBENTURES AND NOTES PAYABLE

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

These Debentures were cancelled as part of the lawsuit settled March 23, 2007.

NOTE 6 - INCOME TAXES

The Company has net operating loss carry forwards totaling $3,767,644, which expires starting in 2019. These loss carry forwards will offset the income for 2006, consequently there is no provision for income tax. It should be noted that there is a limitation under the Internal Revenue Service Code that could limit the amount of net operating loss carry forwards available if there is a change in control of the Company.

NOTE 7 - COMMON AND PREFERRED STOCK

The Company's common stock has a par value of $0.001. There are 50,000,000 shares authorized as of December 31, 2006. As of December 31, 2006 and 2005, the Company had 44,544,226 and 44,544,226 shares issued and outstanding, respectively.

There were no common stock activities in 2006.

PREFERRED STOCK

In 1998, the Company amended its articles to authorize Preferred Stock. There are 20,000,000 shares authorized with a par value of $0.001. The shares are non-voting and non-redeemable by the Company. The Company further designated two series of its Preferred Stock: "Series 'A' $12.50 Preferred Stock" with 2,159,193 shares of the total shares authorized and "Series "A" $8.00 Preferred Stock," with the number of authorized shares set at 1,079,957 shares. As of December 31, 2006 and 2005 there are no shares issued and outstanding.

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

NOTE 8 - EARNINGS PER SHARE

Earnings per share for the year ended December 31, 2006 is computed as follows:

	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income (Loss)	(1,389,049)
Basic EPS Income (Loss) available to common stockholders	(1,389,049)	44,544,226	(0.031)
Effective Dilutive EPS Income (Loss) available to common stockholders	(1,389,049)	50,000,000*	(0.028)

*As of December 31, 2006, CMMI has 44,544,226 shares outstanding. There are 10,000,000 shares authorized for issuance to Messrs. Byrd and Wooley. CMMI only has 50,000,000 shares authorized in its Articles of Incorporation. It cannot legally issue more shares than the total number authorized by our Articles of Incorporation. Therefore, for purposes of the above calculation, it is assumed that all of CMMI’s authorized shares (50,000,000) are outstanding, rather than the full 54,544,226 that are committed. If the full committed amount were used, the Diluted EPS would be (0.025).

NOTE 9 – COMMITMENTS AND CONTIGENCIES

None.

NOTE 10 – NON-CASH FINANCING TRANSACTIONS

During 2006 and 2005, the Company did not issue stock in exchange for non-cash financing transactions.

NOTE 11 - STOCK OPTIONS

The Company’s employment agreement with Mr. Byrd provides that he will be paid a salary of $156,000 per year. In 2005, his employment agreement provided for a salary of $96,000. Mr. Wooley’s employment agreements for 2005 and 2006 provided for the same compensation. However, during 2005 and 2006, Messrs. Byrd’s and Wooley’s salaries accrued but were not paid due to the Company’s severe cash flow problems. Messrs. Byrd and Wooley may require the Company to pay the accrued amounts at any time. In 2006, Messrs. Byrd and Wooley elected to convert part of their accrued salaries into CMMI stock. As a result, the Company agreed to sell Messrs. Byrd and Wooley 5,000,000 shares apiece of common stock at a price of $0.007 per share in December 2006. This stock is not additional compensation to Messrs. Byrd and Wooley; it represents a partial payment of their accrued salaries. Neither Mr. Byrd nor Mr. Wooley purchased any of the shares authorized for issuance to them in 2006. The financials reflect an additional expense of $30,000 for these shares using a market price of $.01 per share.

The Company awarded Ms. Behrens 750,000 shares of restricted stock in 2006. None of these shares have actually been issued to her, however. The Company awarded these shares to Ms. Behrens for her service as a director in 2004, 2005 and 2006. This resulted in an accrued expense of $7,500 for these shares.

NOTE 12 - GOING CONCERN

In prior years, the Company’s auditors issued a qualified opinion due to the companies possible inability to continue as a going concern. This was due to past losses and deterioration of its financial condition, as demonstrated by the deficit in working capital, coupled with the lack of operations and being in default on the notes and debentures. In 2006, the Company generated operating revenue produced by its wholly owned subsidiary. In March of 2007, subsequent to this financial statement (see note 14), the Company settled all pending litigation. As a part of this settlement, all of the defaulted notes and debentures were cancelled, thereby removing the doubt as to the Company’s ability to continue as a going concern.

NOTE 13 - FAIR VALUES

The Company has a number of financial instruments, none of which are held for trading purposes, The Company estimates that the fair value of all financial instruments at December 31, 2006 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet.

NOTE 14 - SUBSEQUENT EVENTS

In 2005, a lawsuit was filed putting IFL’s ownership of the terminal in question. At the time of these lawsuits, CMMI’s note to NARC was in default. The amount outstanding under the note was $725,733. In addition, CMMI’s debentures to Dr. Zehr in the principal amount of $2,350,000 plus accrued interest were in default.

On March 23, 2007, following the period covered by this Form 10-KSB, the Company settled all litigation with all parties to this transaction. In the settlement, IFL released its claim of ownership of the terminal in favor of NARC. 17617 Aldine Westfield Road, LLC, an entity controlled by Dr. Zehr, then purchased the terminal from NARC for total consideration of $1.55 million ($150,000 in cash and a $1.4 million note). Simultaneously with these transactions, IFL agreed to lease the terminal from 17617 Aldine Westfield Road, LLC for 18 months at $15,000 per month with an option to purchase the terminal for $3.55 million at the end of the lease. In return for the lease, all debentures owed to Dr. Zehr were extinguished.

As a result of these transactions, all claims by and against all parties except Peoples were released. In addition, all lis pendens on IFL’s property were released.