Form 10QSB
period 2007-03-31
CONSOLIDATED MEDICAL MANAGEMENT INC
filed 2007-05-21
CIK 700815

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

Commission File #2-89616

CONSOLIDATED MEDICAL MANAGEMENT, INC.

(Exact name of registrant as specified in its charter)

MONTANA

(State or other jurisdiction of incorporation or organization)

82-0369233

(IRS Employer Identification Number)

2500 City West Boulevard, Suite 300, Houston, TX 77042

(Address of principal executive offices)

(281)209-9800

(Registrant's telephone no., including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ]  No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Title of Class

Number of Shares Outstanding

as of May 16, 2007

Common Stock,

par value $.001 per share

49,544,226

Transitional Small Business Disclosure Format (Check one): Yes [] No [X]

ITEM 1. FINANCIAL STATEMENTS.

CONSOLIDATED MEDICAL MANAGEMENT, INC.

(A MONTANA CORPORATION)

Consolidated Balance Sheet

AS OF MARCH 31, 2007 AND DECEMBER 31, 2006

	March 31 2007	December 31 2006
ASSETS
Cash in bank	$ 64,553	$ 14,223
Accounts receivable, net of allowances	123,565	137,945
Inventory	31,230	0
Total current assets	219,348	152,168

Equipment, net of depreciation of $5,735 and $654,226	99,492	2,872,473
Land	0	300,000
Investment in subsidiary	1,500,000	1,500,000
Intangible assets, net of amortization	10,217	11,920
Notes and interest receivable	1,005,208	1,091,813
Total non-current assets	2,614,917	5,776,206

TOTAL ASSETS	$ 2,834,265	$ 5,928,374

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Accounts payable and accrued liabilities	$ 2,165,846	$ 1,691,300
Current portion of notes payable, including accrued interest of $98,333 and $60,833	489,603	1,941,016
Debenture payable	0	2,350,000
Outstanding stock options	37,500	37,500
Other payables	40,250	38,278
Total current liabilities	2,733,199	6,058,094

Notes payable	1,500,000	1,500,000

TOTAL LIABILITIES	4,233,199	7,558,094

SHAREHOLDERS’ (DEFICIT)/EQUITY
Preferred stock, $.001 par value, 20,000,000 shares authorized, no shares outstanding	0	0
Capital stock, $0.001 par value, 50 million shares authorized, 44,544,226 shares issued and outstanding at December 31, 2006	44,544	44,544
Additional paid in capital	4,332,172	4,332,172
Deficit from operation	(5,775,650)	(6,006,436)
Total shareholders’ deficit	(1,398,934)	(1,629,720)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$ 2,834,265	$ 5,928,374

See accompanying notes to financial statements

CONSOLIDATED MEDICAL MANAGEMENT, INC.

(A MONTANA CORPORATION)

Consolidated Statement of Operations

FOR THE QUARTERS ENDED MARCH 31, 2007 AND 2006

	Quarter Ended March 31, 2007	Quarter Ended March 31, 2006
REVENUES AND GROSS MARGINS
Revenues	225,676	-0-
Cost of product sales	34,339	-0-
Gross margin on sales	191,337	-0-

OPERATING EXPENSES
Payroll and related expenses	25,559	-0-
Terminal management	22,500
General and administrative	53,083	-0-
Legal and professional	266,015	-0-
Consulting fees	107,000	57,000
Repairs	7,122
Amortization of intangible assets	1,703
Depreciation expense	114,428
Operating supplies	2,889
Total operating expenses	600,299	57,000

OPERATING LOSS	(408,962)	(57,000)

OTHER INCOME AND EXPENSES
Interest income	18,775
Interest expense	(38,841)
Gain from lawsuit	659,814
Total other income and expense	639,748

NET INCOME/(LOSS)	230,786	(57,000)

Net loss per share, basic	0.005	(0.001)

Net loss per share, fully diluted (50,000,000 shares 2006 and 44,544,226 shares 2005) See Note 8	0.005	(0.001)

Weighted average shares outstanding	44,544,226	44,544,226

CONSOLIDATED MEDICAL MANAGEMENT, INC.

(A MONTANA CORPORATION)

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

FOR THE QUARTER ENDED MARCH 31, 2007

	Shares	Amount	Additional Paid in Capital	Subscription Receivable	Retained Earnings (Deficit)	Total

Balance December 31, 2006	44,544,226	$44,544	$4,332,172	-0-	$(6,006,436)	$(1,629,720)
Shares issued for services				-0-	-0-	-0-
Net income					230,786	230,786
Balance December 31, 2006	44,544,226	$44,544	$4,332,172	-0-	$(5,775,650)	$(1,398,934)

CONSOLIDATED MEDICAL MANAGEMENT, INC.

(A MONTANA CORPORATION)

Consolidated Statement of Cash Flows

FOR THE YEARS ENDED MARCH 31, 2007 AND 2006

	2007	2006
Cash Flows from Operating Activities:
Net Income	230,786	(57,000)
Adjustments to Reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	116,131
Change in operating assets and liabilities
Accounts receivable	14,380
Inventory	(31,230)
Accounts payable and accrued liabilities	476,518
Gain on disposition of assets from lawsuit settlement	659,814

Net cash used in operating activities	1,466,399	(57,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment	(101,893)
Disposal of equipment	2,400,632
Notes receivable	86,605

Net cash provided from or (used in) investing activities	2,385,344	-0-

CASH FLOWS FROM FINANCING ACTIVITIES:
Retirement of notes payable	(3,801,413)
Net cash provided from financing activities	(3,801,413)	-0-

Net change in cash and cash equivalents	50,330	-0-
Cash and cash equivalents, beginning of period	14,223	-0-
Cash and cash equivalents, end of period	64,553	-0-

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

(C) CASH FLOWS AND CONCENTRATION OF CREDIT RISK

Cash consists principally of demand deposits at commercial banks. These balances, as reflected in the bank's records, are insured by the Federal Deposit Insurance Corporation up to $100,000. At March 31, 2007 and December 31, 2006, the Company's deposits did not exceed the insured limits.

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

(E) EARNINGS PER COMMON SHARE

Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding each year.

Diluted earnings per share are computed on the basis of the weighted average number of common shares and dilutive securities outstanding.

Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.

(F) FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of financial instruments including marketable securities, notes and loans receivables, accounts payable and notes payable approximate their fair values at March 31, 2007 and December 31, 2006.

(G) LONG-LIVED ASSETS

Long lived assets include property and equipment and intangible assets to be held and used. Long-lived assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount should be addressed pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," (SFAS No. 144). The criteria for determining impairment for such long-lived assets to be held and used is determined by comparing the carrying value of these long-lived assets to management's best estimate of future undiscounted cash flows expected to result from the use of the assets. The Company believes that no impairment existed under SFAS No. 144 as of March 31, 2007 and December 31, 2006. In the event that there are changes in the planned use of the Company's long-lived assets or its expected future undiscounted cash flows are reduced significantly, the Company's assessment of its ability to recover the carrying value of these assets under SFAS No. 144 could change.

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

NOTE 2-LEASE COMMITMENTS

There are no lease commitments at December 31, 2006. The company entered  into a lease  commitment March 23, 2007.  IFL agreed to lease the terminal from 17617 Aldine Westfield Road, LLC for 18 months at $15,000 per month with an option to purchase the terminal for $3.55 million during the lease term.

NOTE 3-OTHER ASSETS

NOTES RECEIVABLE

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

NOTE 4 - NOTES PAYABLE

Note payable to Stuart Sundlun dated August 7, 2006 bearing interest Of 10% per annum, due August 7, 2011.	1,598,333
Note payable to Capnet Risk no interest bearing due on demand	100,000
Note payable to Gulf Coast Fuels no interest bearing interest due on demand	250,000
Note payable to Greenway dated bearing interest of 8.5% Per annum with 24 monthly payments of $4,750, maturing December 2007.	41,270
Total notes payable	1,989,603
Less current portion	(489,603)
Long term note payable	$ 1,500,000

NOTE 5 - CONVERTIBLE DEBENTURES AND NOTES PAYABLE

The Company issued Debenture No. 299 in the amount of $ 350,000 on April 15, 2003. The debenture bears interest at the rate of 5% per annum and matured on October 15, 2003.

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

NOTE 6 - INCOME TAXES

The Company has net operating loss carry forwards totaling $3,767,644, which expires starting in 2019. These loss carry forwards will offset the income for 2006 and  the first quarter of 2007, consequently there is no provision for income tax. It should be noted that there is a limitation under the Internal Revenue Service Code that could limit the amount of net operating loss carry forward available if there is a change in control of the Company.

NOTE 7 - COMMON AND PREFERRED STOCK

The Company's common stock has a par value of $0.001. There are 50,000,000 shares authorized as of March 31, 2007 and December 31, 2006. As of March 31, 2007 and December 31, 2006 the Company had 44,544,226 and 44,544,226 shares issued and outstanding, respectively.

There were no common stock activities in the first quarter of 2007 or during 2006.

PREFERRED STOCK

In 1998, the Company amended its articles to authorize Preferred Stock. There are 20,000,000 shares authorized with a par value of $0.001. The shares are non-voting and non-redeemable by the Company. The Company further designated two series of its Preferred Stock: "Series 'A' $12.50 Preferred Stock" with 2,159,193 shares of the total shares authorized and "Series "A" $8.00 Preferred Stock," with the number of authorized shares set at 1,079,957 shares. As of March 31, 2007 and December 31, 2006 there are no shares issued and outstanding.

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

NOTE 8 - EARNINGS PER SHARE

Earnings per share for the year ended December 31, 2006 is computed as follows:

	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income (Loss)	230,786
Basic EPS
Income (Loss) available to common stockholders	230,786	44,544,226	0.005
Effective Dilutive EPS
Income (Loss) available to common stockholders	230,786	50,000,000*	0.005

*As of March 31, 2007, CMMI has 44,544,226 shares outstanding. There are 10,000,000 shares authorized for issuance to Messrs. Byrd and Wooley. CMMI only has 50,000,000 shares authorized in its Articles of Incorporation. It cannot legally issue more shares than the total number authorized by our Articles of Incorporation. Therefore, for purposes of the above calculation, it is assumed that all of CMMI’s authorized shares (50,000,000) are outstanding, rather than the full 54,544,226 that are committed. If the full committed amount were used, the Diluted EPS would be 0.004.

NOTE 9 – COMMITMENTS AND CONTIGENCIES

None.

NOTE 10 – NON-CASH FINANCING TRANSACTIONS

During the first quarter of 2007 and  2006 the Company did not issue stock in exchange for non-cash financing transactions.

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

NOTE 12 - GOING CONCERN

In prior years, the Company’s auditors issued a qualified opinion due to the companies possible inability to continue as a going concern. This was due to past losses and deterioration of its financial condition, as demonstrated by the deficit in working capital, coupled with the lack of operations and being in default on the notes and debentures. In the first quarter of 2007 and the year ended December 31, 2006, the Company generated operating revenue produced by its wholly owned subsidiary. In March of 2007 the Company settled all pending litigation. As part of this settlement, all of the defaulted notes and debentures were cancelled, thereby removing the doubt as to the Company’s ability to continue as a going concern.

NOTE 13 - FAIR VALUES

The Company has a number of financial instruments, none of which are held for trading purposes, The Company estimates that the fair value of all financial instruments at March 31, 2007 and December 31, 2006 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet.

NOTE 14 – LAWSUIT SETTLEMENT

In 2005, a lawsuit was filed putting IFL’s ownership of the terminal in question. At the time of these lawsuits, CMMI’s note to NARC was in default. The amount outstanding under the note was $725,733. In addition, CMMI’s debentures to Dr. Zehr in the principal amount of $2,350,000 plus accrued interest were in default.

On March 23, 2007 the Company settled all litigation with all parties to this transaction. In the settlement, IFL released its claim of ownership of the terminal in favor of NARC. 17617 Aldine Westfield Road, LLC, an entity controlled by Dr. Zehr, then purchased the terminal from NARC for total consideration of $1.55 million ($150,000 in cash and a $1.4 million note). Simultaneously with these transactions, IFL agreed to lease the terminal from 17617 Aldine Westfield Road, LLC for 18 months at $15,000 per month with an option to purchase the terminal for $3.55 million at the end of the lease. In return for the lease, all debentures owed to Dr. Zehr were extinguished.

As a result of these transactions, all claims by and against all parties except Peoples were released. In addition, all lis pendens on IFL’s property were released.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS.

The following discussion should be read in conjunction with our unaudited consolidated interim financial statements and related notes thereto included in this quarterly report and in our audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contained in our Form 10-KSB for the year ended December 31, 2006. Certain statements in the following MD&A are forward looking statements. Words such as "expects", "anticipates", "estimates" and similar expressions are intended to identify forward looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected.

RESULTS OF OPERATIONS

For the quarter ended March 31, 2007, CMMI incurred a net gain of $230,786. For the same period in 2006, our net loss was $(57,000).

However, $659,814 of our income in this quarter was a one-time gain attributable to our settlement of the North American Reserve Corporation lawsuit in March 2007. For more information about this settlement, see Part II, Item 1 of this Form 10-QSB.

We incurred an operating loss of $408,962 for the quarter ended March 31, 2007. This compares to an operating loss of $57,000 for the first quarter of 2006.

In March, the Company brought on two new customers, O’Rourke Trucking and Ada Resources, Inc., a subsidiary of Adams Resources & Energy, Inc. These two new customers produced revenue for the Company this quarter.

RISK FACTORS

Although the Company is now an operating entity and its financial results have improved greatly, CMII still continues to sustain operating losses due to the accrual of large amounts of consulting fees and legal and professional fees. If these fees continue at their current pace without additional revenue, the Company’s performance will be further harmed.

The market price of the Company's common stock has fluctuated significantly since it began to be publicly traded in 1998 and may continue to be highly volatile. Factors such as the ability of the Company to achieve development goals, ability of the Company to compete in the petroleum distribution industry, the ability of the Company to raise additional funds, general market conditions and other factors affecting the Company's business that are beyond the Company's control may cause significant fluctuations in the market price of the Company's common stock. Such market fluctuations could adversely affect the market price for the Company's common stock.

ITEM 3. CONTROLS AND PROCEDURES.

Timothy G. Byrd, Sr., our Chief Executive Officer and Acting Chief Accounting Officer, has concluded that our disclosure controls and procedures are appropriate and effective. He has evaluated these controls and procedures as of a date within 90 days of the filing date of this report on Form 10-QSB.

The Company’s internal control over financial reporting has changed in the last fiscal quarter. Specifically, the Company now has a new outsourced accountant who handles the everyday accounting functions of CMMI and its subsidiary, Intercontinental Fuels LLC (“IFL”).

PART II

ITEM 1. LEGAL PROCEEDINGS

On March 23, 2007, the Company settled a lawsuit to which it was a party.

On March 13, 2006, the Company was sued by Dr. David Zehr. In his lawsuit, Dr. Zehr alleged that CMMI had committed fraud and violations of the Texas Securities Act in connection with the Company’s sale of its debentures to him.

Dr. Zehr’s suit was a third party crossclaim in a lawsuit which was well underway. Until Dr. Zehr’s crossclaim against CMMI, CMMI was not a party to the case. The following describes the genesis of the underlying lawsuit.

In 2005, North American Reserve Corporation (“NARC”) sued Dr. Zehr, Patrick Palmer, and Jack Peoples based on their personal guarantees of certain promissory notes issued to Wells Fargo Bank, N.A. (“Wells Fargo”). The guarantees related to Wells Fargo’s loan to Palm Petroleum and were secured by the land on which IFL’s fuel storage terminal is now located. This lawsuit and the other related litigation concerned a joint venture between CMMI and NARC to acquire the terminal that IFL now operates. Several other parties were indirectly involved in this joint venture.

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

On March 23, 2007, the Company settled all litigation with all parties to this transaction. In the settlement, IFL released its claim of ownership of the terminal in favor of NARC. 17617 Aldine Westfield Road, LLC, an entity controlled by Dr. Zehr, then purchased the terminal from NARC for total consideration of $1.55 million ($150,000 in cash and a $1.4 million note). Simultaneously with these transactions, IFL agreed to lease the terminal from 17617 Aldine Westfield Road, LLC for 18 months at $15,000 per month with an option to purchase the terminal for $3.55 million at the end of the lease. In return for the lease, all debentures and other obligations owed to Dr. Zehr were extinguished.

As a result of these transactions, all claims by and against all parties except Peoples were released. In addition, all lis pendens on IFL’s property were released.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT INDEX

EXHIBIT 31.1

Certification of Chief Executive Officer and Acting Chief Accounting Officer pursuant to Rule 15d-14(a) of the Exchange Act

EXHIBIT 32.1

Certification of Chief Executive Officer and Acting Chief Accounting Officer pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the undersigned has duly caused this Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, Texas, on May 18, 2007.

CONSOLIDATED MEDICAL MANAGEMENT, INC.

By:  /s/  Timothy  G.  Byrd,  Sr.

---------------------------------------------

       Timothy  G.  Byrd,  Sr.

       Chief  Executive  Officer,  Acting Chief Accounting Officer, and Director

CERTIFICATION PURSUANT TO RULE 15d-14(a) OF THE EXCHANGE ACT

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

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of  the end of the period covered by this report

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 18, 2007

/s/  Timothy  G.  Byrd, Sr.

----------------------------

Timothy  G.  Byrd, Sr.

Chief  Executive  Officer and Acting

Chief Accounting Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND ACTING CHIEF ACCOUNTING OFFICER OF

CONSOLIDATED MEDICAL MANAGEMENT, INC. PURSUANT TO 18 U.S.C. 1350

I, Timothy G. Byrd, Sr., the Chief Executive Officer and Acting Chief Accounting Officer of Consolidated Medical Management, Inc. hereby certify that to my knowledge, Consolidated Medical Management's periodic report on Form 10-QSB for the period ended March 31, 2007, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in the periodic report on Form 10-QSB and the financial statements contained therein fairly presents, in all material respects, the financial condition and results of the operations of Consolidated Medical Management, Inc.

Date:  May 18, 2007

/s/  Timothy  G.  Byrd, Sr.

----------------------------

Timothy  G.  Byrd,  Sr.,

Chief  Executive  Officer

Consolidated  Medical  Management,  Inc.