Form 10QSB
period 2007-06-30
CONSOLIDATED MEDICAL MANAGEMENT INC
filed 2007-08-14
CIK 700815

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

Commission File #2-89616

CONSOLIDATED MEDICAL MANAGEMENT, INC.

(Exact name of registrant as specified in its charter)

MONTANA

(State or other jurisdiction of incorporation or organization)

82-0369233

(IRS Employer Identification Number)

2500 City West Boulevard, Suite 300, Houston, TX 77042

(Address of principal executive offices)

(281) 209-9800

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

ITEM 1. FINANCIAL STATEMENTS.

CONSOLIDATED MEDICAL MANAGEMENT, INC.

(A MONTANA CORPORATION)

Consolidated Balance Sheet

AS OF JUNE 30, 2007 AND DECEMBER 31, 2006

	June 30 2007 (Unaudited)	December 31 2006
ASSETS
Cash in bank	$ 100,984	$ 14,223
Accounts receivable, net of allowances	161.518	137,945
Inventory	57,554	0
Total current assets	320,056	152,168

Equipment, net of depreciation of $9,687 and $654,226	142,967	2,872,473
Land	0	300,000
Goodwill	1,500,000	1,500,000
Intangible assets, net of amortization	8,514	11,920
Notes and interest receivable Deposits	1,023,958 1,200	1,091,813 0
Total non-current assets	2,676,6369	5,776,206

TOTAL ASSETS	$ 2,996,695	$ 5,928,374

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Accounts payable and accrued liabilities	$ 2,091,540	$ 1,691,300
Notes payable – current portion	283,507	1,880,183
Debenture payable	0	2,350,000
Stock payable	22,500	37,500
Interest payable	135,833	60,833
Other payables	25,295	38,278
Total current liabilities	2,558,675	6,058,094

Notes payable	1,541,724	1,500,000

TOTAL LIABILITIES	4,100,399	7,558,094

SHAREHOLDERS’ (DEFICIT)/EQUITY
Preferred stock, $.001 par value, 20,000 shares authorized, no shares outstanding	0	0
Capital stock, $0.001 par value, 50 million shares authorized, 49,544,226 and 44,544,226 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	49,544	44,544
Additional paid in capital	5,059,584	4,332,172
Deficit from operation	(6,212,832)	(6,006,436)
Total shareholders’ deficit	(1,103,704)	(1,629,720)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$ 2,996,695	$ 5,928,374

See accompanying notes to financial statements

CONSOLIDATED MEDICAL MANAGEMENT, INC.

(A MONTANA CORPORATION)

Consolidated Statement of Operations

FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(Unaudited)

	Quarter Ended June 30, 2007	Quarter Ended June 30, 2006	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
REVENUES AND GROSS MARGINS
Revenues	538,676	-0-	764,352	-0-
Cost of product sales	232,715	-0-	267,054	-0-
Gross margin on sales	305,961	-0-	497,298	-0-

OPERATING EXPENSES
Payroll and related expenses	28,093	-0-	53,652	-0-
Terminal management	47,000		69,500
General and administrative	71,751	-0-	124,834	-0-
Legal and professional	123,114	-0-	389,129	-0-
Consulting fees	602,912	57,000	709,912	114,000
Repairs	9,407		16,529
Amortization of intangible assets	1,703		3,406
Depreciation expense	3,835		118,263
Operating supplies	6,089		8,978
Total operating expenses	893,904	57,000	1,494,203	114,000

OPERATING LOSS	(587,943)	(57,000)	(996,905)	(114,000)

OTHER INCOME AND EXPENSES
Interest income	18,952		37,727
Interest expense Other income (expense)	(40,528) 19,830		(79,369) 19,830
Gain from lawsuit	152,507		812,321
Total other income and expense	150,761		790,509

NET INCOME/(LOSS)	(437,182)	(57,000)	(206,396)	(114,000)

Net loss per share, basic	(0.009)	(0.001)	(0.004)	(0.003)

Net loss per share, fully diluted (50,000,000 shares 2006 and 44,544,226 shares 2005) See Note 8	(0.009)	(0.001)	(0.004)	(0.003)

Weighted average shares outstanding	49,544,226	44,544,226	49,544,226	44,544,226

CONSOLIDATED MEDICAL MANAGEMENT, INC.

(A MONTANA CORPORATION)

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

FOR THE SIX MONTHS ENDED JUNE 30, 2007

(Unaudited)

	Shares	Amount	Additional Paid in Capital	Subscription Receivable	Retained Earnings (Deficit)	Total

Balance December 31, 2006	44,544,226	$44,544	$4,332,172	-0-	$(6,006,436)	$(1,629,720)
Shares issued for services				-0-	-0-	-0-
Net income					230,786	230,786
Balance March 31, 2006	44,544,226	$44,544	$4,332,172	-0-	$(5,775,650)	$(1,398,934)

Options issued for services Shares issued, options exercised	5,000,000	5,000	717,412 10,000	-	-	717,412 15,000
Net income					(437,182)	(437,182)
Balance June 30, 2006	49,544,226	$49,544	$5,059,584	-0-	$(6,212,832)	$(1,103,704)

CONSOLIDATED MEDICAL MANAGEMENT, INC.

(A MONTANA CORPORATION)

Consolidated Statement of Cash Flows

FOR THE YEARS ENDED JUNE 30, 2007 AND 2006

(Unaudited)

	2007	2006
Cash Flows from Operating Activities:
Net Income	$ (206,396)	$ (114,000)
Adjustments to Reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	121,669	-
Stock issued for services and compensation	717,412	-
Gain on lawsuit settlement	(812,321)	-
Change in operating assets and liabilities:
Accounts receivable	(23,573)	-
Inventory Other assets	(57,554) (1,200)	-
Accounts payable and accrued liabilities	415,189	114,000

Net cash provided by (used in) operating activities	153,226	-

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(149,320)	-
Principal payments on notes receivable	67,855	-

Net cash provided from or (used in) investing activities	(81,465)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of warrants/options	15,000	-
Net cash provided from financing activities	15,000	-

Net change in cash and cash equivalents	86,761	-
Cash and cash equivalents, beginning of period	14,223	-
Cash and cash equivalents, end of period	$ 100,984	$ -

Cash paid for:
Interest	-	-
Income taxes	-	-

Non-cash transactions:
Exchange of debenture payable for equipment	$2,350,000	-

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Consolidated Medical Management, Inc., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in Consolidated Medical Management, Inc’s Annual Report filed with the SEC on Form 10-KSB.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2006 as reported elsewhere in this Form 10-QSB have been omitted.

Stock-based compensation

In 2006, CMMI began issuing options to purchase common stock to employees as compensation. CMMI records as compensation expense the fair value of such shares as calculated pursuant to Statement of Financial Accounting Standard No.

123R, Accounting for Stock-Based Compensation ("SFAS No. 123R"), recognized over the related requisite service period. CMMI accounts for stock-based compensation issued to non-employees in accordance with the provisions of SFAS No. 123R and EITF No. 96-18, "Accounting for Equity Instruments That Are Issued to Non-Employees for Acquiring, or in Conjunction with Selling Goods or Services". For accounting purposes, the value of common stock issued to non-employees and consultants is determined based on the fair value of the services received or the fair value of the equity instruments issued, whichever value it more reliably measurable. CMMI utilizes a standard option pricing model, the Black-Scholes model, to measure the fair value of stock options granted.

NOTE 2-LEASE COMMITMENTS

There are no lease commitments at December 31, 2006. The company entered into a lease commitment March 23, 2007.  IFL agreed to lease the terminal from 17617 Aldine Westfield Road, LLC for 18 months at $15,000 per month with an option to purchase the terminal for $3.55 million during the lease term. CMMI has evaluated this lease and determined this lease qualifies as an operating lease for accounting purposes.

NOTE 3 - NOTES RECEIVABLE

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

NOTE 4 - NOTES PAYABLE

Note payable to Stuart Sundlun dated August 7, 2006 bearing interest of 10% per annum, due August 7, 2011.	1,500,000
Note payable to Gulf Coast Fuels no interest bearing interest due on demand	250,000
Note payable to Suntrust Bank (auto) bearing interest of 8.99% per annum with 72 monthly payments of 857.86, due 6/17/2013	47,427
Note payable to Greenway bearing interest of 8.5% per annum with 24 monthly payments of $4,750, maturing December 2007	27,804
Total notes payable	1,825,231
Less current portion	(283,507)
Long term note payable	$1,541,724

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

NOTE 6 - STOCK

COMMON STOCK

The Company's common stock has a par value of $0.001. There are 50,000,000 shares authorized as of June 30, 2007 and December 31, 2006. As of June 30, 2007 and December 31, 2006 the Company had 49,544,226 and 44,544,226 shares issued and outstanding, respectively.

During April 2007, Messrs. Byrd and Wooley each exercised 2,500,000 options into 2,500,000 shares of common stock for $15,000.  There were no common stock activities other than this exercise during the six month period ended June 30, 2007.

PREFERRED STOCK

In 1998, the Company amended its articles to authorize Preferred Stock. There are 20,000,000 shares authorized with a par value of $0.001. The shares are non-voting and non-redeemable by the Company. The Company further designated two series of its Preferred Stock: "Series 'A' $12.50 Preferred Stock" with 2,159,193 shares of the total shares authorized and "Series "A" $8.00 Preferred Stock," with the number of authorized shares set at 1,079,957 shares. As of June 30, 2007 and December 31, 2006 there are no shares issued and outstanding.

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

NOTE 7 - EARNINGS PER SHARE

Earnings per share for the year ended June 30, 2007 is computed as follows:

	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income (Loss)	(206,396)
Basic EPS
Income (Loss) available to common stockholders	(206,396)	49,544,226	(0.004)
Effective Dilutive EPS
Income (Loss) available to common stockholders	(206,396)	50,000,000*	(0.004)

*As of June 30, 2007, CMMI has 49,544,226 shares outstanding. There are 29,000,000 shares authorized for issuance to officers and directors. These directors have signed an agreement not to force CMMI to issue more shares than those that are authorized. CMMI only has 50,000,000 shares authorized in its Articles of Incorporation. It cannot legally issue more shares than the total number authorized by our Articles of Incorporation. Therefore, for purposes of the above calculation, it is assumed that all of CMMI’s authorized shares (50,000,000) are outstanding, rather than the full 78,544,226 that are committed. If the full committed amount were used, the Diluted EPS would be (0.003).

NOTE 8 - STOCK OPTIONS / STOCK WARRANTS

The Company’s employment agreement with Mr. Byrd provides that he will be paid a salary of $156,000 per year. In 2005, his employment agreement provided for a salary of $96,000. Mr. Wooley’s employment agreements for 2005 and 2006 provided for the same compensation. However, during 2005 and 2006, Mr. Byrd’s and Wooley’s salaries accrued but were not paid due to the Company’s severe cash flow problems. Mr. Byrd and Wooley may require the Company to pay the accrued amounts at any time.

In 2006, Mr. Byrd and Wooley elected to convert part of their accrued salaries into CMMI stock. As a result, the Company agreed to issue Mr. Byrd and Wooley 5,000,000 shares each of common stock based upon the market value of $0.01 per share in December 2006. This excess value of the stock above the amount owed is additional compensation to Mr. Byrd and Wooley. Although neither Mr. Byrd nor Mr. Wooley purchased any of the shares authorized for issuance to them in 2006, on April 13, 2007, they each exercised and were issued 2,500,000 shares of common stock. The financials reflect a remaining expense of $15,000 for these shares using a market price of $.01 per share.

On April 3, 2007, Mr.Byrd and Wooley elected to convert part of their accrued salaries into CMMI stock.  To that end, the Company issued 12,000,000 options to each officer to purchase 12,000,000 shares of stock for $0.03 cents per share.  Each officer relinquished $100,000 of accrued compensation for the options.  Using the Black-Scholes valuation model, and an expected life of two years, volatility of 262%, and a discount rate of 4.57% the Company has determined the aggregate value of the 24,000,000 five year warrants to be $717,412.  As the warrants are fully purchased and vested, this resulted in a net expense to the Company of 517,412.

The Company awarded Ms. Behrens 750,000 shares of restricted stock in 2006. None of these shares have actually been issued to her, however. The Company awarded these shares to Ms. Behrens for her service as a director in 2004, 2005 and 2006. This resulted in an accrued expense of $7,500 for these shares based upon the fair market value of the shares the date of issuance.

NOTE 9 – LAWSUIT SETTLEMENT

In 2005, a lawsuit was filed putting IFL’s ownership of the terminal in question. At the time of these lawsuits, CMMI’s note to NARC was in default. The amount outstanding under the note was $725,733. In addition, CMMI’s debentures to Dr. Zehr in the principal amount of $2,350,000 plus accrued interest were in default.  This resulted in a gain recognized during the six month period ended June 30, 2007 of $812,231.

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

As a result of these transactions, all claims by and against all parties except Peoples were released. In addition, all liens pending on IFL’s property were released.

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

RESULTS OF OPERATIONS

For the quarter ended June 30, 2007, CMMI incurred a net loss of $(437,182), or $(0.009) per share. For the same period in 2006, our net loss was $(57,000).

We incurred an operating loss of $(587,943) for the quarter ended June 30, 2007. This compares to an operating loss of $(57,000) for the second quarter of 2006.

Consulting expenses continued to be the greatest detractor from our financial results. For the quarter ended June 30, 2007, these expenses amounted to $602,912.

OFF-BALANCE SHEET ARRANGEMENTS

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

RISK FACTORS

Although the Company is now an operating entity and its financial results have improved greatly, CMMI still continues to sustain operating losses due to the accrual of large amounts of consulting fees and legal and professional fees. If these fees continue at their current pace without additional revenue, the Company’s performance will be further harmed.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On June 7, 2007, we sold warrants to our Chief Executive Officer, Timothy Byrd, and to our Chairman, Sonny Wooley. These warrants allow Messrs. Byrd and Wooley to purchase 12,000,000 shares of our common stock at $0.03 per share.  Messrs. Byrd and Wooley converted $100,000 of compensation that was due to each of them in order to purchase the warrants. These warrants were sold pursuant to the private placement exemption of Section 4(2) of the Securities Act.

It is important to note that Messrs. Byrd and Wooley cannot exercise these warrants until the Company increases its authorized capital. The Company currently has only 50,000,000 authorized shares of common stock. Most of these shares (49,544,226) are already issued, leaving only 445,774 additional shares that can legally be issued.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT INDEX

EXHIBIT 31.1

Certification of Chief Executive Officer and Acting Chief Accounting Officer pursuant to Rule 15d-14(a) of the Exchange Act

EXHIBIT 32.1

Certification of Chief Executive Officer and Acting Chief Accounting Officer pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the undersigned has duly caused this Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, Texas, on August 14, 2007.

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

Date:  August 14, 2007

/s/  Timothy  G.  Byrd, Sr.

----------------------------

Timothy  G.  Byrd, Sr.

Chief  Executive  Officer and Acting

Chief Accounting Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND ACTING CHIEF ACCOUNTING OFFICER OF

CONSOLIDATED MEDICAL MANAGEMENT, INC. PURSUANT TO 18 U.S.C. 1350

I, Timothy G. Byrd, Sr., the Chief Executive Officer and Acting Chief Accounting Officer of Consolidated Medical Management, Inc. hereby certify that to my knowledge, Consolidated Medical Management's periodic report on Form 10-QSB for the period ended June 30, 2007, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in the periodic report on Form 10-QSB and the financial statements contained therein fairly presents, in all material respects, the financial condition and results of the operations of Consolidated Medical Management, Inc.

Date:  August 14, 2007

/s/  Timothy  G.  Byrd, Sr.

----------------------------

Timothy  G.  Byrd,  Sr.,

Chief  Executive  Officer

Consolidated  Medical  Management,  Inc.