Form 10QSB
period 2007-09-30
CONSOLIDATED MEDICAL MANAGEMENT INC
filed 2007-11-15
CIK 700815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

as of  November 15, 2007

Common Stock,

par value $.001 per share

49,544,226

Transitional Small Business Disclosure Format (Check one): Yes [] No [X]

ITEM 1. FINANCIAL STATEMENTS.

CONSOLIDATED MEDICAL MANAGEMENT, INC.

Consolidated Balance Sheets

AS OF SEPTEMBER 30, 2007 AND DECEMBER 31, 2006

(Unaudited)

	Sept 30 2007	December 31 2006
ASSETS
Cash in bank	$ 170,892	$ 14,223
Accounts receivable, net of allowances	142,945	137,945
Inventory	18,910	0
Total current assets	332,747	152,168

Equipment, net of depreciation of $14,354 and $654,226	134,615	2,872,473
Land	0	300,000
Goodwill	1,500,000	1,500,000
Intangible assets, net of amortization	6,812	11,920
Notes and interest receivable Deposits	1,042,708 1,200	1,091,813 0
Total non-current assets	2,685,335	5,776,206

TOTAL ASSETS	$ 3,018,082	$ 5,928,374

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Accounts payable and accrued liabilities	$ 1,992,728	$ 1,691,300
Notes payable – current portion	295,415	1,880,183
Debenture payable	0	2,350,000
Stock payable	22,500	37,500
Interest payable	173,333	60,833
Other payables	24,000	38,278
Total current liabilities	2,507,976	6,058,094

Notes payable	1,539,555	1,500,000

TOTAL LIABILITIES	4,047,531	7,558,094

SHAREHOLDERS’ DEFICIT
Preferred stock, $.001 par value, 20,000 shares authorized, no shares outstanding	0	0
Capital stock, $0.001 par value, 50 million shares authorized, 49,544,226 and 44,544,226 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	49,544	44,544
Additional paid in capital	5,066,975	4,332,172
Deficit from operation	(6,145,968)	(6,006,436)
Total shareholders’ deficit	(1,029,449)	(1,629,720)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$ 3,018,082	$ 5,928,374

The accompanying notes to the financial statements are an integral part of these financial statements.

CONSOLIDATED MEDICAL MANAGEMENT, INC.

(A MONTANA CORPORATION)

Consolidated Statements of Operations

FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(Unaudited)

	Quarter Ended Sept 30, 2007	Quarter Ended Sept 30, 2006	Nine Months Ended Sept 30, 2007	Nine Months Ended Sept 30, 2006
REVENUES AND GROSS MARGINS
Revenues	$ 634,498	$ -0-	$ 1,398,850	$ -0-
Cost of product sales	220,031	-0-	487,085	-0-
Gross margin on sales	414,467	-0-	911,765	-0-

OPERATING EXPENSES
Payroll and related expenses	4,722	-0-	58,374	-0-
Terminal management	96,000		165,500
General and administrative	74,473	-0-	199,307	-0-
Legal and professional	40,724	-0-	429,853	-0-
Consulting fees	87,391	57,000	797,303	171,000
Repairs	300		16,829
Amortization of intangible assets	1,703		5,109
Depreciation expense	8,352		126,615
Operating supplies	921		9,899
Total operating expenses	314,586	57,000	1,808,789	171,000

OPERATING INCOME (LOSS)	99,881	(57,000)	(897,024)	(171,000)

OTHER INCOME AND EXPENSES
Interest income	19,480		57,207
Interest expense Other income	(64,061) 2,137		(143,430) 21,968
Gain from lawsuit	9,426		821,747
Total other income and expense	(33,018)		757,492

NET INCOME/(LOSS)	$ 66,863	$ (57,000)	$ (139,532)	$ (171,000)

Net loss per share, basic	$ .001	$ (0.001)	$ (0.003)	$ (0.004)

Net loss per share, fully diluted (50,000,000 shares 2007 and 44,544,226 shares 2006) See Note 8.001		(0.001)	(0.003)	(0.004)

Weighted average shares outstanding	49,544,226	44,544,226	47,657,779	44,544,226

The accompanying notes to the financial statements are an integral part of these financial statements.

CONSOLIDATED MEDICAL MANAGEMENT, INC.

(A MONTANA CORPORATION)

Consolidated Statement of Changes in Stockholders’ Deficit

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007

(Unaudited)

	Shares	Amount	Additional Paid in Capital	Retained Deficit	Total

Balance December 31, 2006	44,544,226	$44,544	$4,332,172	$(6,006,436)	$(1,629,720)

Options issued for services			724,803		724,803

Shares issued, options exercised	5,000,000	5,000	10,000	-	15,000

Net income				(139,532)	(139,532)
Balance Sept 30, 2007	49,544,226	$49,544	$5,066,975	$(6,145,968)	$(1,029,449)

The accompanying notes to the financial statements are an integral part of these financial statements.

CONSOLIDATED MEDICAL MANAGEMENT, INC.

(A MONTANA CORPORATION)

Consolidated Statements of Cash Flows

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(Unaudited)

	2007	2006
Cash Flows from Operating Activities:
Net Loss	$ (139,532)	$ (171,000)
Adjustments to Reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	131,724	-
Stock issued for services and compensation	724,803	-
Gain on lawsuit settlement	(821,747)	-
Change in operating assets and liabilities:
Accounts receivable	(5,000)	-
Inventory Deposits	(18,910) (1,200)	-
Accounts payable and accrued liabilities	413,656	171,000

Net cash provided by operating activities	283,794	-

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(149,320)	-
Principal payments on notes receivable	49,105	-

Net cash used in investing activities	(100,215)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of warrants/options	15,000	-
Principal payments on note payable	(41,910)
Net cash used in financing activities	(26,910)	-

Net change in cash and cash equivalents	156,669	-
Cash and cash equivalents, beginning of period	14,223	-
Cash and cash equivalents, end of period	$ 170,892	$ -

Cash paid for:
Interest	-	-
Income taxes	-	-

Non-cash transactions:
Exchange of debenture payable for equipment	$185,892	-
The accompanying notes to the financial statements are an integral part of these financial statements.

CONSOLIDTED MEDICAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Consolidated Medical Management, Inc., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in Consolidated Medical Management, Inc’s Annual Report filed with the SEC on Form 10-KSB.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2006 as reported elsewhere in this Form 10-QSB have been omitted.

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

NOTE 2-LEASE COMMITMENTS

There were no lease commitments at December 31, 2006. The company entered into a lease commitment March 23, 2007.  IFL agreed to lease the terminal from 17617 Aldine Westfield Road, LLC for 18 months at $15,000 per month with an option to purchase the terminal for $3.55 million during the lease term. CMMI has evaluated this lease and determined this lease qualifies as an operating lease for accounting purposes.

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

NOTE 4 - NOTES PAYABLE

	2007	2006
Note payable to Stuart Sundlun dated August 7, 2006 bearing interest of 10% per annum, due August 7, 2011.	1,500,000	1,500,000
Note payable to Gulf Coast Fuels no interest bearing interest due on demand	275,000	250,000
Note payable to Gulf Coast Fuels no interest bearing interest due on demand	0	100,000
Note payable to Dr. David Zehr, bearing interest of 5%, due on demand	0	600,000
Note payable to Dr. David Zehr, bearing interest of 4%, due on demand	0	150,000
Note payable to North American Reserve Corp, non interest bearing, due on demand	0	725,730
Note payable to Suntrust Bank (auto) bearing interest of 8.99% per annum with 72 monthly payments of 857.86, due 6/17/2013	45,920	0
Note payable to Greenway bearing interest of 8.5% per annum with 24 monthly payments of $4,750, maturing December 2007	14,050	54,453
Total notes payable	1,834,970	3,380,183
Less current portion	(295,415)	(1,880,183)
Long term note payable	$1,539,555	$1,500,000

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

NOTE 6 - STOCK

COMMON STOCK

The Company's common stock has a par value of $0.001. There are 50,000,000 shares authorized as of September 30, 2007 and December 31, 2006. As of September 30, 2007 and December 31, 2006 the Company had 49,544,226 and 44,544,226 shares issued and outstanding, respectively.

During April 2007, Messrs. Byrd and Wooley each exercised 2,500,000 options into 2,500,000 shares of common stock for $15,000.  There was no common stock activities other than this exercise during the nine month period ended September 30, 2007.

PREFERRED STOCK

In 1998, the Company amended its articles to authorize Preferred Stock. There are 20,000,000 shares authorized with a par value of $0.001. The shares are non-voting and non-redeemable by the Company. The Company further designated two series of its Preferred Stock: "Series 'A' $12.50 Preferred Stock" with 2,159,193 shares of the total shares authorized and "Series "A" $8.00 Preferred Stock," with the number of authorized shares set at 1,079,957 shares. As of September 30, 2007 and December 31, 2006 there are no shares issued and outstanding.

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

NOTE 7 - EARNINGS PER SHARE

Earnings per share for the nine months ended September 30, 2007 is computed as follows:

	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income (Loss)	(139,532)
Basic EPS
Income (Loss) available to common stockholders	(139,532)	47,657,779	(0.003)
Effective Dilutive EPS
Income (Loss) available to common stockholders	(139,532)	50,000,000*	(0.003)

*As of September 30, 2007, CMMI has 49,544,226 shares outstanding. There are 33,760,000 shares authorized for issuance to officers, directors and others. These directors and others have signed an agreement not to force CMMI to issue more shares than those that are authorized. CMMI only has 50,000,000 shares authorized in its Articles of Incorporation. It cannot legally issue more shares than the total number authorized by our Articles of Incorporation. Therefore, for purposes of the above calculation, it is assumed that all of CMMI’s authorized shares (50,000,000) are outstanding, rather than the full 81,294,226 that are committed. If the full committed amount were used, the Diluted EPS would be (0.002).

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

On April 3, 2007, Mr. Byrd and Wooley elected to convert part of their accrued salaries into CMMI stock.  To that end, the Company issued 12,000,000 options to each officer to purchase 12,000,000 shares of stock for $0.03 cents per share.  Each officer relinquished $100,000 of accrued compensation for the options.  Using the Black-Scholes valuation model, and an expected life of two years, volatility of 262%, and a discount rate of 4.57% the Company has determined the aggregate value of the 24,000,000 five year warrants to be $717,412.  As the warrants are fully purchased and vested, this resulted in a net expense to the Company of $517,412.

The Company awarded Ms. Behrens 750,000 shares of restricted stock in 2006. None of these shares have actually been issued to her, however. The Company awarded these shares to Ms. Behrens for her service as a director in 2004, 2005 and 2006. This resulted in an accrued expense of $7,500 for these shares based upon the fair market value of the shares the date of issuance.

In September 2007 the Company entered into a consulting agreement with Mr. Steve Haag to provide investor relations services.  In addition to monthly compensation, Mr. Haag is entitled to 500,000 options, vesting ratably over 8 quarters, through August 30, 2009, priced at 166,667 shares at .15, .25, and .35, each.  Using the Black-Scholes valuation model, and an expected life of 3.5 years, volatility of 271.33%, and a discount rate of 4.53% the Company has determined the aggregate value of the 500,000 seven year options to be $59,126, the vested amount of $7,391 was recorded as stock based compensation expense during the nine month period ended September 30, 2007.

NOTE 9 – LAWSUIT SETTLEMENT

In 2005, a lawsuit was filed putting IFL’s ownership of the terminal in question. At the time of these lawsuits, CMMI’s note to NARC was in default. The amount outstanding under the note was $725,733. In addition, CMMI’s debentures to Dr. Zehr in the principal amount of $2,350,000 plus accrued interest were in default.  This resulted in a gain recognized during the nine month period ended September 30, 2007 of $821,747.

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

NOTE 10 – SUBSEQUENT EVENT

On November 12, 2007 Mr. Byrd and Wooley elected to each return 9,000,000 of the options discussed in note 8 above. In exchange for these options, Mr. Byrd and Wooley will be entitled to a pro-rata share of their original accrued salaries payable in cash.

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

RESULTS OF OPERATIONS

For the quarter ended September 30, 2007, CMMI had net income of $66,863 or $0.001 per share. For the same period in 2006, our net loss was $(57,000).

We incurred a net loss of $(139,532) for the nine months ended September 30, 2007. This compares to a net loss of $(171,000) for the same period in 2006.

Consulting expenses continued to be the greatest detractor from our financial results. For the nine months ended September 30, 2007, these expenses amounted to $797,303.

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

ITEM 3. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures. As of September 30, 2007, the Company's chief executive officer and acting chief accounting  officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and acting chief accounting officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in internal controls. There were no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the period ended September 30, 2007, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

On July 20, 2007, the Company filed suit against its former investment banking firm, CapNet Securities, Inc. (“CapNet”) in the 189th District Court of Harris County, Texas.

The suit alleges that CapNet misappropriated and conspired with others to misappropriate 3,000,000 shares of CMMI stock that CMMI had instructed CapNet to acquire from a private party. After purchasing the shares, CapNet deposited them into the account of a CapNet affiliate, CNRE Investments #1 LLC, in breach of CapNet’s duty to CMMI. CapNet then refused to return the shares to CMMI upon CMMI’s demand.

The suit alleges that these actions constituted breach of fiduciary duty and conversion and seeks monetary damages equal to the market value of the stock converted by CapNet. The suit also seeks a declaratory judgment as to CMMI’s and CapNet’s rights, status, and legal obligations under various legal documents.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

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

Date:  November 13, 2007

/s/  Timothy  G.  Byrd, Sr.

----------------------------

Timothy  G.  Byrd, Sr.

Chief  Executive  Officer and Acting

Chief Accounting Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND ACTING CHIEF ACCOUNTING OFFICER OF

CONSOLIDATED MEDICAL MANAGEMENT, INC. PURSUANT TO 18 U.S.C. 1350

I, Timothy G. Byrd, Sr., the Chief Executive Officer and Acting Chief Accounting Officer of Consolidated Medical Management, Inc. hereby certify that to my knowledge, Consolidated Medical Management's periodic report on Form 10-QSB for the period ended September 30, 2007, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in the periodic report on Form 10-QSB and the financial statements contained therein fairly presents, in all material respects, the financial condition and results of the operations of Consolidated Medical Management, Inc.

Date:  November 13, 2007

/s/  Timothy  G.  Byrd, Sr.

----------------------------

Timothy  G.  Byrd,  Sr.,

Chief  Executive  Officer

Consolidated  Medical  Management,  Inc.