Form 10KSB
period 2007-12-31
ADINO ENERGY CORP
filed 2008-04-15
CIK 700815

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 StateplaceWASHINGTON, D. C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF THE
SECURITIES EXCHANGE ACT OF 1934

 For Fiscal Year Ended
December 31, 2007

Commission File #333-74638

ADINO ENERGY CORPORATION

(Exact name of registrant as specified in its charter)

StateplaceMontana

82-0369233
(State or other jurisdiction of incorporation or organization)

(IRS Employer Identification

Number)

Streetaddress2500 CityWest Boulevard, Suite 300

CityplaceHouston, StateTexas

PostalCode77042
(Address of principal executive offices)

(Zip Code)

Issuer’s telephone number: (281) 209 – 9800

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: COMMON STOCK, $0.001 PAR VALUE

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  [ ]

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [] No [X]

State issuer’s revenues for its most recent fiscal year: 1,967,813

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $3,610,143 (calculated as of the closing price of April 11, 2008)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 49,544,226

DOCUMENTS INCORPORATED BY REFERENCE

None.

STATEMENT REGARDING THIS FILING

Within this filing, we are amending our  Annual  Report on Form 10-KSB for the year ended December 31, 2006 as previously filed on April 30, 2007. We have identified certain accounting errors related to the consolidation of our majority interest in Intercontinental Fuels, LLC.  We have also identified certain accounting errors related to a convertible debenture which has been determined to contain an embedded derivative.  There were also adjustments to interest income and expense for certain notes that had not been accounted for.  We have added footnote 19 to disclose all changes to the financial statements for the years 2003 – 2006.

This amendment should also be read in conjunction with our previously filed Annual Report on Form 10-KSB for the years ended 2003, 2004, 2005 and 2006.

PART 1

ITEM 1. DESCRIPTION OF BUSINESS

ORGANIZATION AND GENERAL INFORMATION ABOUT THE COMPANY

Adino Energy Corporation ("Adino" or the "Company"), was incorporated under the laws of the State of Montana on August 13, 1981 under the name Golden Maple Mining and Leaching Company, Inc. In 1985, the Company ceased its mining operations and discontinued all business operations in 1990. The Company then acquired Consolidated Medical Management, Inc. (“CMMI”) and kept the CMMI name. The Company initially focused its efforts on the continuation of the business services offered by CMMI. These services focused on the delivery of turn-key management services for the home health industry, predominately in south StateplaceLouisiana. The Company exited the medical business in December 2000. In August 2001, the Company decided to refocus on the oil and gas industry. In 2006, we decided to cease our oil and gas activities and focus on becoming an energy company.

The Company has a subsidiary, Intercontinental Fuels, LLC (“IFL”), a StateplaceTexas limited liability company, which was founded in 2003. Adino first acquired 75% of IFL’s membership interests in 2003. We now own 100% of IFL.

In January 2008, after the period covered by this annual report, the Company changed its name to Adino Energy Corporation. We believe that this name better reflects our current and future business activities, as we plan to continue focusing on the energy industry. Specifically, Adino plans on acquiring fuel terminals, outsourcing operations, and selling fuel to others in the fuel supply chain, such as wholesalers, distributors, and jobbers.

DESCRIPTION OF BUSINESS

IFL operates a fuel storage terminal located in CityplaceHouston, StateTexas. This terminal distributes petroleum-based products and biodiesel to local wholesale and retail fuel distributors. IFL’s customers include the Metropolitan Transportation Authority of Harris County, Texas and Gulf Hydrocarbon, a leading biodiesel distributor in the PlaceTypeplaceGulf PlaceTypeCoast region with national operations.

During 2007, all of the Company’s revenues came from IFL. IFL’s business consists of storing fuel for customers and dispensing fuel through our facilities. Our customers pay us throughput fees and storage fees. Our customers pay us storage fees for storing their fuels in our tanks. They pay us throughput fees for dispensing the fuels into our customer’s tanker trucks.

ENVIRONMENTAL MATTERS

Our operations are subject to numerous federal, state, and local laws and regulations controlling the generation, use, storage, and discharge of materials into the environment or otherwise relating to the protection of the environment.

In the country-regionplaceUnited States, the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as "Superfund," and comparable state statutes impose strict, joint, and several liability on certain classes of persons who are considered to have contributed to the release of a "hazardous substance" into the environment. These persons include the owner or operator of a disposal site or sites where a release occurred and companies that generated, disposed or arranged for the disposal of the hazardous substances released at the site. Under CERCLA such persons or companies may be retroactively liable for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is common for neighboring land owners and other third parties to file claims for personal injury, property damage, and recovery of response costs allegedly caused by the hazardous substances released into the environment. The Resource Conservation and Recovery Act ("RCRA") and comparable state statutes govern the disposal of "solid waste" and "hazardous waste" and authorize imposition of substantial civil and criminal penalties for failing to prevent surface and subsurface pollution, as well as to control the generation, transportation, treatment, storage and disposal of hazardous waste generated by oil and gas operations.

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

country-regionplaceUnited States federal regulations also require certain owners and operators of facilities that store or otherwise handle oil to prepare and implement spill prevention, control and countermeasure plans and spill response plans relating to possible discharge of oil into surface waters. The federal Oil Pollution Act ("OPA") contains numerous requirements relating to prevention of, reporting of, and response to oil spills into waters of the country-regionplaceUnited States. For facilities that may affect state waters, OPA requires an operator to demonstrate $10 million in financial responsibility. State laws mandate crude oil cleanup programs with respect to contaminated soil.

We are not currently involved in any administrative, judicial or legal proceedings arising under domestic or foreign, federal, state, or local environmental protection laws and regulations, or under federal or state common law, which would have a material adverse effect on our financial position or results of operations.

EMPLOYEES

As of December 31, 2007, Adino has 4 full time employees, including executive officers, non-executive officers, secretarial and clerical personnel and field personnel.

ITEM 2. DESCRIPTION OF PROPERTY

The Company’s executive offices are located at StreetaddressStreetaddress2500 CityWest Boulevard, CityHouston, StateTexas. These premises are leased.

IFL leases a fuel storage terminal located in CityplaceHouston, StateTexas. The terminal is in good operating condition. IFL has an option to purchase the terminal until July 31, 2008 for $3.55 million.

ITEM 3. LEGAL PROCEEDINGS

North American Reserve Corporation v. Palmer, et. al.

In 2005, North American Reserve Corporation (“NARC”) sued Dr. David Zehr, Patrick Palmer, and Jack Peoples based on their personal guarantees of certain promissory notes issued to Wells Fargo Bank, N.A. (“Wells Fargo”). The guarantees related to Wells Fargo’s loan to Palm Petroleum and were secured by the land on which IFL’s terminal is now located. This lawsuit and the other related litigation concerned a joint venture between Adino and NARC to acquire the terminal that IFL now operates. Several other parties were indirectly involved in this joint venture.

In connection with this joint venture, NARC purchased the Wells Fargo notes, which were then in default. These notes were secured by the land on which the terminal is located. The debtors on these notes were Dr. David Zehr, Patrick Palmer, Jack Peoples, and Palm Petroleum. Adino loaned part of the money to NARC to purchase the Wells Fargo notes. The money that Adino loaned to NARC had come from Dr. Zehr’s purchase of a Adino debenture. Adino then purchased Dr. Zehr’s UCC-1 liens on the terminal’s assets and second lien on the land on which the terminal is located in exchange for a second debenture.

After purchasing the notes from Wells Fargo, NARC proceeded to foreclose on the land guaranteeing the notes in 2003. Adino also foreclosed on the terminal’s assets securing the liens that it purchased from Dr. Zehr. NARC then sold the land to IFL for $1,025,733 in September 2003 in exchange for a promissory note. Adino sold its assets to IFL in exchange for a 75% membership interest in IFL and a $1,100,000 promissory note.

Two years after NARC had sold the property to IFL, it alleged that a deficiency existed on the Wells Fargo notes. NARC then sued Dr. Zehr, Palmer and Peoples, all of whom had personally guaranteed the notes, in order to recover this deficiency.

Palmer filed a counterclaim against Dr. Zehr for negligent misrepresentation, conspiracy to defraud, and wrongful foreclosure. Dr. Zehr was a director of Palm Petroleum, and as a result, Palmer claimed that Dr. Zehr had conspired with NARC and Adino to allow them to foreclose on the terminal in breach of Dr. Zehr’s fiduciary duty to the company.

Dr. Zehr then crossclaimed against Adino, alleging fraud and violations of the Texas Securities Act based on Adino’s sale to him of the debentures.

At the time of these lawsuits, IFL’s note to NARC was in default. The amount outstanding under the note was $725,733. In addition, Adino owed Dr. Zehr the principal amount of $2,950,000 plus accrued interest under the debentures. These debentures were also in default at the time of the lawsuits.

One of the main issues in these lawsuits was whether NARC or IFL owned the terminal. NARC claimed that as a result of its foreclosure of the terminal, it owned the entire terminal, including the facilities. Adino claimed that NARC’s foreclosure only vested NARC with ownership of the real property and that all of the above-ground assets (storage tanks and other facilities) belonged to IFL.

On March 23, 2007, the Company settled all litigation with all parties to this transaction. In the settlement, IFL released its claim of ownership of the terminal in favor of NARC. Streetaddress17617 Aldine Westfield Road, LLC, an entity controlled by Dr. Zehr, then purchased the terminal from NARC for total consideration of $1.55 million ($150,000 in cash and a $1.4 million note). Simultaneously with these transactions, IFL agreed to lease the terminal from Streetaddress17617 Aldine Westfield Road, LLC for 18 months at $15,000 per month with an option to purchase the terminal for $3.55 million. In return for the lease, all debentures and other obligations owed to Dr. Zehr were extinguished.

As a result of these transactions, all claims by and against all parties except Peoples were released. In addition, all liens pending on IFL’s property were released.

Adino Energy Corporation v. CapNet Securities Corporation

On July 20, 2007, the Company filed suit against CapNet Securities Corporation, its former investment banking firm (“CapNet”), in the 189th CityplaceJudicial District Court of Harris County, StateTexas under Cause No. 2007-44066.

In this lawsuit, Adino claimed that CapNet breached its fiduciary duty to Adino and that CapNet had converted 3,000,000 shares of Adino stock. In the lawsuit, Adino requested significant damages and a declaratory judgment of Adino’s and CapNet’s rights, status, and legal relations under an investment banking agreement between Adino and CapNet entered into on September 29, 2006 (the “Investment Banking Agreement”).

CapNet has filed a counterclaim against Adino alleging that Adino owes CapNet certain sums as compensation for services rendered under the Investment Banking Agreement. CapNet seeks to compel Adino to issue CapNet a certain amount of shares of Adino stock (the amount is in dispute), plus attorney’s fees, certain expenses that CapNet allegedly incurred under the Investment Banking Agreement, and costs of suit. Management believes that the outcome will be favorable for Adino and that no estimate of loss if any is determinable at this time.

This case is currently set for trial in September 2008.

Adino Energy Corporation v. Coastal Resources Group, Inc. and placeCityLowell Leatherman

On December 17, 2007, the Company filed suit against Coastal Resources Group, Inc. (“Coastal”) in the 12th placeCityJudicial District Court of Walker County, StateTexas, under Cause No, 24102, to collect a $30,000 loan made to Coastal in 2004. Adino’s suit seeks $30,000 plus interest at 6% per annum, plus attorney’s fees and costs of court.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of December 31, 2007, Adino had 49,544,226 shares of common stock outstanding. There are approximately 442 holders of record of our common stock.

The following table sets forth certain information as to the high and low bid quotations quoted on the OTC Bulletin Board for 2006 and 2007. Information with respect to over-the-counter bid quotations represents prices between dealers, does not include retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

Period	High	Low
First Quarter 2007	$0.05	$0.03
Second Quarter 2007	$0.26	$0.04
Third Quarter 2007	$0.19	$0.05
Fourth Quarter 2007	$0.23	$0.06

First Quarter 2006	$0.01	$0.009
Second Quarter 2006	$0.015	$0.015
Third Quarter 2006	$0.011	$0.008
Fourth Quarter 2006	$0.035	$0.009

The source of the above information is Small Cap Support Services, Inc., the Company’s investor relations firm.

DIVIDENDS

We have not paid any dividends on our common stock in the past two fiscal years. We presently intend to retain future earnings to support our growth. Any payment of cash dividends in the future will be dependent upon the amount of funds legally available, our earnings, financial condition, capital requirements, and any other factors which our Board of Directors deems relevant.

RECENT SALES OF UNREGISTERED SECURITIES

On December 8, 2006, we authorized the issuance of 12,750,000 shares to our directors and officers. Of this amount, 12,000,000 were authorized for our Chairman and Chief Executive Officer as conversion of their accrued salaries into stock of the Company. The additional 750,000 were issued as compensation to a director.

On June 13, 2007, we issued options to our Chairman and Chief Executive Officer permitting them to purchase up to 12,000,000 shares apiece of Adino stock. In November 2007, they relinquished 9,000,000 shares each under these options. Under the new terms of the options, they are exercisable for 3,000,000 shares apiece of Adino stock at $0.03 per share.

On November 20, 2007, we authorized the issuance of 1,500,000 shares to our Chairman and Executive Officer in exchange for 1,000,000 shares of stock they paid to a third party on our behalf.

Each of these offerings was made upon reliance on the exemption from registration contained in Section 4(2) of the Securities Act.

PART II

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following is a discussion of our financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with our Consolidated Financial Statements and the notes thereto included elsewhere in this Form 10-KSB.

FORWARD-LOOKING INFORMATION

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the country-regionplaceUnited States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates and assumptions provide a basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and these differences may be material.

Revenue Recognition

Adino’s revenue recognition policy is consistent with the criteria set forth in Staff Accounting Bulletin 104-Revenue Recognition in Financial Statements (SAB 104) for determining when revenue is realized or realizable and earned. In accordance with the requirements of SAB 104 the Company recognizes revenue when (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the seller’s price is fixed or determinable; and (4) collectibility is reasonably assured.

Stock-Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123 — Revised 2004, Share-Based Payment, which establishes accounting for stock-based payment transactions for employee services and goods and services received from non-employees. SFAS 123(R) is a revision of SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), and supersedes APB No. 25, Accounting for Stock Issued to Employees. Under the provisions of SFAS 123(R), stock-based compensation cost is measured at the date of grant, based on the calculated fair value of the award, and is recognized as expense over the employee's or non-employee's service period, which is generally the vesting period of the equity grant.

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. Derivative financial instruments are initially measured at their fair value. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at it fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. For option-based derivative financial instruments, the Company uses the Black-Scholes model to value the derivative instruments. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Restatements

The 2003-2006 financial results have been restated. See Note 18 for details.

RESULTS OF OPERATIONS

For the fiscal year ended December 31, 2007, Adino had a net loss of ($1,497,622) or (.03) per share. This compares to a net loss of $(4,817,315) for the same period in 2006.

The Company continues to see strong growth from IFL. IFL had gross revenues of $1,717,813 and $760,313 for the years ended December 31, 2007 and 2006, respectively.

The increased revenues and reduced expenses resulted in IFL having net income from operations for all four quarters  of  2007. Much of IFL’s expenses are fixed costs, and as a result, every additional dollar of revenue produces a higher marginal income.

LIQUIDITY AND CAPITAL RESOURCES

During 2006, Adino had substantial liquidity and cash flow problems due to its lack of operating revenues. In 2007, the Company’s liquidity and cash flow improved due to revenues generated by IFL; however, we still experienced liquidity problems due to debts incurred by Adino in prior years.

COMPETITION

The market for fuel storage is localized by its very nature. Fuel wholesalers need quick and close access to fuel to supply their customers. As a result, the relevant market may not be a city, but only a certain part of a city.

Adino’s IFL terminal is located in North Houston close to the StateStateGeorge StateBush StateIntercontinental StateAirport. Due to the size of the StateHouston metropolitan area, the relevant market is StateNorth Houston, not the entire metropolitan area.

There are several terminals in the StateHouston area. Several of these terminals are owned by integrated petroleum companies and exist solely to supply their franchisees and company-owned retail locations. Others sell to wholesalers in general but will not sell to competitors.

Overall, we believe that competition to IFL is negligible given its location and the fact that it serves independent petroleum wholesalers.

RISK FACTORS

Although the Company is now an operating entity and its financial results have improved greatly, Adino still continues to sustain minor operating losses. Revenues must be maintained and increased to allow Adino to show continued improvement.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Adino Energy Corporation
CityCityHouston, CityTexas

We have audited the accompanying consolidated balance sheets of Adino Energy Corporation as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2007. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (CityUnited States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Adino Energy Corporation as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and at December 31, 2007 is in a negative working capital position.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ McElravy, Kinchen & Associates, P.C.

www.mkacpas.com

CityCityHouston, CityTexas

April 14, 2008

ITEM 1. FINANCIAL STATEMENTS.

ADINO ENERGY CORPORATION

Consolidated Balance Sheets

AS OF DECEMBER 31, 2007 AND DECEMBER 31, 2006

	December 31 2007	December 31 2006 (Restated)
ASSETS
Cash in bank	$ 91,264	$ 14,223
Accounts receivable	301,765	137,945
Prepaid assets	3,896	0
Inventory	4,177	0
Total current assets	401,102	152,168

Fixed assets, net of accumulated depreciation of $168,518 and $660,841, respectively	3,246,750	3,328,221
Goodwill	1,559,240	1,559,240
Notes receivable	750,000	850,000
Other assets	312,658	253,908
Total non-current assets	5,868,648	5,991,369

TOTAL ASSETS	$6,269,750	$ 6,143,537

LIABILITIES AND STOCKHOLDER’S DEFICIT
Accounts payable	$ 888,140	$ 382.592
Accrued liabilities	1,453,164	1,189,493
Notes payable – current portion	412,006	2,047,686
Debenture payable	0	2,350,000
Lease Obligation – Terminal	3,355,984	0
Stock payable	1,290,840	450,738
Interest payable	210,000	794,766
Deferred gain on sale/leaseback	740,191	0
Derivative liability	0	4,262,010
Total current liabilities	8,350,325	11,477,285

Notes payable	1,569,650	1,500,000

TOTAL LIABILITIES	9,919,975	12,977,285

STOCKHOLDERS’ DEFICIT
Preferred stock, $.001 par value, 20,000,000 shares authorized, no shares outstanding	0	0
Capital stock, $0.001 par value, 50 million shares authorized, 49,544,226 and 44,544,226 shares issued and outstanding at December 31, 2007 and December 31, 2006, respectively	49,544	44,544
Additional paid in capital	11,228,933	6,452,788
Retained Deficit	(14,928,702)	(13,331,080)
Total stockholders’ deficit	(3,650,225)	(6,833,748)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ 6,269,750	$ 6,143,537

The accompanying notes are an integral part of these financial statements.

                                                                                   ADINO ENERGY CORPORATION

Consolidated Statements of Operations

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	Year Ended Dec 31, 2007	Year Ended Dec 31, 2006 (Restated)
REVENUES AND GROSS MARGINS
Revenues	$ 1,967,813	$ 760,313
Cost of product sales	511,908	142,988
Gross margin on sales	1,455,905	617,325

OPERATING EXPENSES
Payroll and related expenses	129,393	77,594
Terminal management	268,195	75,322
General and administrative	151,609	186,897
Legal and professional	500,183	110,574
Consulting fees	1,860,075	1,120,361
Repairs	123,959	121,114
Depreciation expense	214,516	198,094
Operating supplies	6,796	95,546
Total operating expenses	3,254,726	1,985,502

OPERATING INCOME (LOSS)	(1,798,821)	(1,368,177)

OTHER INCOME AND EXPENSES
Interest income	78,359	82,431
Interest expense	(512,153)	(880,798)
Loss on embedded derivative liability	0	(2,490,426)
Other income (expense)	(5,199)	(100,365)
Oil and gas write-offs	0	(60,000)
Gain from lawsuit	740,192	0
Total other income and expense	301,199	(3,449,148)

NET LOSS	$ (1,497,622)	$ (4,817,315)

Net earnings (loss) per share, basic	$ (0.03)	$ (0.11)

Net earnings (loss) per share, fully diluted (50,000,000 shares 2007 and 44,544,226 shares 2006) See Note 13	$ (0.03)	$ (0.11)

Weighted average shares outstanding	48,133,267	44,544,226

The accompanying notes are an integral part of these financial statements.

                                                                     ADINO ENERGY CORPORATION

 Consolidated Statement of Changes in Stockholders’ Deficit

FOR THE YEARS ENDED DECEMBER 31, 2006 and 2007

Shares	Amount	Additional Paid in Capital	Retained Deficit	Total

Balance December 31, 2005 (restated)	44,544,226	$44,544	$6,452,788	$(8,613,765)	$(2,116,433)

Net loss				(4,817,315)	(4,817,315)

Balance December 31, 2006 (Restated)	44,544,226	44,544	6,452,788	(13,431,080)	(6,933,748)

Options issued for services			14,782		14,782
Warrants issued for services			179,353		179,353
Shares issued, options exercised	5,000,000	5,000	320,000		325,000
Extinguishment of derivative liability			4,262,010		4,262,010
Net loss				(1,497,622)	(1,497,622)

Balance December 31, 2007	49,544,226	$49,544	$11,228,933	$(14,928,702)	$(3,650,225)

The accompanying notes are an integral part of these financial statements.

ADINO ENERGY CORPORATION

Consolidated Statements of Cash Flows

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	December 31 2007		December 31 2006 (Restated)

Cash Flows from Operating Activities:
Net Loss	$(1,497,622)		$ (4,817,315)

Adjustments to Reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	214,516		198,094
Warrants and options issued for services	194,135		-
Amortization of debt discount Impairment of oil and gas properties Stock issued for services and compensation	- - 310,000		591,497 60,000 -
Change in derivative liability valuation	0		2,490,426
Deferred gain on sale/leaseback	740,191		-

Change in operating assets and liabilities:
Accounts receivable	(163,820)		(137,945)
Inventory	(4,177)		-
Other assets	(62,489)		(82,400)
Accounts payable and accrued liabilities	289,509		1,259,913

Net cash provided by (used in) operating activities	20,243		(437,730)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(133,202)		-

Net cash used in investing activities	(133,202)		-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of warrants/options	15,000		-
paydown of notes payable	(25,000)		-
Proceeds from the issuance of debt	0		451,953
Net cash used in financing activities	(10,000)		451,953

Net change in cash and cash equivalents	77,041		14,223
Cash and cash equivalents, beginning of period	14,223		0
Cash and cash equivalents, end of period	$ 91,264		$ 14,223

Cash paid for:
Interest	-		-
Income taxes	-		-
The accompanying notes are an integral part of these financial statements. ADINO ENERGY CORPORATION Consolidated Statements of Cash Flows FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006 (continued)

Supplemental disclosures of non-cash information:

		12/31/2007
12/31/2006
Exchange of debenture and terminal for liabilities including convertible debenture	$3,425,634		$ -
Additional interest in IFL in exchange for a note payable		$ -
$1,500,000
Extinguishment of derivative liability		$4,262,010
$ -
The accompanying notes to the financial statements are an integral part of these financial statements.

ADINO ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Background

Adino Energy Corporation ("Adino" or the "Company"), was incorporated under the laws of the State of Montana on August 13, 1981 under the name Golden Maple Mining and Leaching Company, Inc. In 1985, the Company ceased its mining operations and discontinued all business operations in 1990. The Company then acquired Consolidated Medical Management, Inc. (“CMMI”) and kept the CMMI name. The Company initially focused its efforts on the continuation of the business services offered by CMMI. These services focused on the delivery of turn-key management services for the home health industry, predominately in south CityLouisiana. The Company exited the medical business in December 2000. In August 2001, the Company decided to refocus on the oil and gas industry. In 2006, we decided to cease our oil and gas activities and focus on becoming an energy company.

The Company has a subsidiary, Intercontinental Fuels, LLC (“IFL”), a CityTexas limited liability company, which was founded in 2003. Adino first acquired 75% of IFL’s membership interests in 2003 and now owns 100% of IFL.

In January 2008, after the period covered by this annual report, the Company changed its name to Adino Energy Corporation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the CityUnited States of America requires management to make estimates and assumptions that affect reported amounts and related disclosures.  Actual results could differ from those estimates.

Principles of Consolidation

The consolidated financial statements include all of the assets, liabilities and results of operations of subsidiaries in which the Company has a controlling interest. All significant inter-company accounts and transactions among consolidated entities have been eliminated.

Concentrations of Credit Risk

Financial instruments which subject the Company to concentrations of credit risk include cash and cash equivalents and accounts receivable.

The Company maintains its cash in well known banks selected based upon management’s assessment of the banks’ financial stability.  Balances periodically exceed the $100,000 federal depository insurance limit; however, the Company has not experienced any losses on deposits and believes the risk of loss is minimal.

For the years ended December 31, 2007 and 2006 we had no reserve for doubtful accounts as all of our receivables were collected early in the subsequent year or had no expectation of loss.

Cash Equivalents

For purposes of reporting cash flows, the Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.  We had no cash equivalents at either December 31, 2007 or December 31, 2006.

Property and Equipment

Property and equipment are recorded at cost.  Depreciation is provided on the straight-line method over the estimated useful lives of the assets, which range from three to fifteen years.  Expenditures for major renewals and betterments that extend the original estimated economic useful lives of the applicable assets are capitalized.  Expenditures for normal repairs and maintenance are charged to expense as incurred.  The cost and related accumulated depreciation of assets sold or otherwise disposed of are removed from the accounts, and any gain or loss is included in operations.

Revenue Recognition

Adino’s revenue recognition policy is consistent with the criteria set forth in Staff Accounting Bulletin 104-Revenue Recognition in Financial Statements (SAB 104) for determining when revenue is realized or realizable and earned. In accordance with the requirements of SAB 104 the Company recognizes revenue when (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the seller’s price is fixed or determinable; and (4) collectibility is reasonably assured.

Income Taxes

The Company uses the liability method of accounting for income taxes.  Under this method, deferred income taxes are recorded to reflect the tax consequences on future years of temporary differences between the tax basis of assets and liabilities and their financial amounts at year-end.  The Company provides a valuation allowance to reduce deferred tax assets to their net realizable value.

Income (Loss) Per Share

Basic income (loss) per share is computed on the basis of the weighted average number of shares of common stock outstanding during each period.  Diluted income (loss) per share is calculated by adjusting the outstanding shares by common equivalent shares from common stock options and warrants.   Detailed earnings per share data is detailed in Note 13.

Stock-Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123 — Revised 2004, Share-Based Payment, which establishes accounting for stock-based payment transactions for employee services and goods and services received from non-employees. SFAS 123(R) is a revision of SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), and supersedes APB No. 25, Accounting for Stock Issued to Employees. Under the provisions of SFAS 123(R), stock-based compensation cost is measured at the date of grant, based on the calculated fair value of the award, and is recognized as expense over the employee's or non-employee's service period, which is generally the vesting period of the equity grant.

The company has granted options and warrants to purchase Adino’s common stock.  These instruments have been valued using the Black-Scholes model and are fully detailed in Note 14.

Impairment of Long-Lived Assets

In the event that facts and circumstances indicate that the carrying value of a long-lived asset, including associated intangibles, may be impaired, an evaluation of recoverability is performed by comparing the estimated future undiscounted cash flows associated with the asset or the asset’s estimated fair value to the asset’s carrying amount to determine if a write-down to market value or discounted cash flow is required.

For the years ended December 31, 2007 and 2006, Adino evaluated and determined that no impairment was warranted on the assets of Adino Energy Corporation or its subsidiary, Intercontinental Fuels, LLC.

Fair Value of Financial Instruments

The Company includes fair value information in the notes to financial statements when the fair value of its financial instruments is different from the book value.  When the book value approximates fair value, no additional disclosure is made.

Reclassification

Certain amounts reported in the prior period financial statements have been reclassified to the current period presentation.

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. Derivative financial instruments are initially measured at their fair value. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at it fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. For option-based derivative financial instruments, the Company uses the Black-Scholes model to value the derivative instruments. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Restatements

The 2003-2006 financial results have been restated. See Note 19 for details.

Recently Issued Accounting Pronouncements

Adino does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

NOTE 2-GOING CONCERN

As of December 31, 2007, the Company has a working capital deficit of $7,949,223 and a retained deficit of $14,928,702 these factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern depends upon its ability to obtain funding for its working capital deficit. $3,355,984 of the working capital deficit represents the purchase price for the terminal assets which are currently under a capital lease.  The Company believes that the market value of the terminal assets is significantly greater than the total working capital deficit and that current cash flow is adequate to support a longer term financing package to satisfy the working capital deficit.  These factors lead the Company to expect that the terminal financing will include additional capital to service and pay down existing obligations. Certain officers and directors have agreed in writing to postpone payment if necessary should the Company need capital it would otherwise pay these individuals. Lastly, the Company plans to grow through merger and acquisition opportunities including the expansion of existing business opportunities. The Company expects these growth opportunities to be financed by a combination of equity and debt capital; however, in the event the Company is unable to obtain additional debt and equity financing; the Company may not be able to continue its operations.

NOTE 3-LEASE COMMITMENTS

There were no lease commitments at December 31, 2006. The company entered into a lease commitment April 1, 2007.  IFL agreed to lease the terminal from City17617 Aldine Westfield Road, LLC for 18 months at $15,000 per month with an option to purchase the terminal for $3.55 million by July 31, 2008. AEC has evaluated this lease and determined this lease qualifies as a capital lease for accounting purposes.  The terminal has been capitalized at $3,179,572, calculated using the present value of monthly rent at $15,000 for the months April 2007 – July 2008 and  the final purchase price of $3.55 million discounted at IFL’s incremental borrowing rate of 12.75%.  The terminal is being depreciated over its useful life of 15 years resulting in monthly depreciation expense of $17,664.  As the purchase must be exercised by July 31, 2008, the entire lease obligation is a current liability. As of December 31, 2007 the carrying value of the capital lease liability is $3,355,984.

NOTE 4 – EQUIPMENT

The following is a summary of this category:

	December 31, 2007	December 31, 2006
Land	$0	$1,025,733
Vehicles	86,217	0
Leasehold Improvements	146,144	0
Office Equipment	3,335	3,335
Terminal-Capital Lease	3,179,572	0
Terminal-Equipment	0	2,959,994
Subtotal	3,415,268	3,989,062
Less: Accumulated Depreciation	(168,518)	(660,841)
Fixed Assets, net of Accumulated Depreciation	$3,246,750	$3,328,221

The useful lives for material and terminal equipment is 15 years along with the related leasehold improvements. Office equipment is being deprecated over three years and Vehicles are deprecated over five years.

NOTE 5 - NOTES RECEIVABLE

Stuart Sundlun - On November 6, 2003, Mr. Stuart Sundlun acquired 1,200 units in Intercontinental Fuels, LLC (IFL) from Adino. Part of the purchase price was a note from Mr. Sundlun dated November 6, 2003, bearing interest of 10% per annum in the amount of $750,000. This note is secured by 600 units of IFL being held in attorney escrow and released pursuant to the sales agreement. In the event that Mr. Sundlun does not acquire the remaining 600 units in accordance with the sales agreement, the unreleased units will revert to Adino.

On August 7, 2006 as discussed in note 8 below we purchased our shares and options back from Mr. Sundlun. The entire amount due from Mr. Sundlun and payable to Mr. Sundlun are both reported at gross in our financial statements. Our net notes receivable and payable to and from Mr. Sundlun is a net payable of $750,000.

As part of our settlement discussed in note 15 we were relived our debt due to Coastal Resources and Mr. Bossart.

A schedule of the balances at December 31, 2007 and 2006 is as follows:

	December 31	December 31
Note Receivable:	2007	2006
Sundlun	$750,000	$750,000
Coastal Resources	0	30,000
Brent Bossart	0	70,000

Total	750,000	850,000

NOTE 6 – CONSOLIDATION OF IFL AND GOODWILL

From the period of IFL’s inception to 2005, our ownership percentage was 60%, our ownership increased during 2005 when our 20% partner rescinded their shares. On August 7, 2006 we obtained the remaining 20% interest in IFL from Stuart Sundlun in consideration for a note payable as described in Note 8 below. This transaction was accounted for as a step acquisition. This step acquisition resulted in an additional $1,375,690 of goodwill as the fair value of assets acquired was determined by management to be $124,310 and the consideration given as discussed above was the $1,500,000 note.

Adino evaluated the aggregate goodwill for impairment in accordance with SFAS 142 Goodwill and Other Intangible Assets. Adino has determined that the fair value of the reporting unit exceeds its carrying amount and hence the goodwill is not impaired.

NOTE 7 – ACCRUED LIABILITIES

Other liabilities and accrued expenses consisted of the following as of December 31, 2007 and 2006:

	December 31, 2007	December 31, 2006
Accrued Salaries	$1,311,789	888,869
Accrued Accounting and Legal Fees	140,600	131,500
Due to Byrd	775	15,775
Other	0	153,349
Total Accrued Liabilities	$1,453,164	$1,189,493

NOTE 8 - NOTES PAYABLE

                                                                                                                         2007                               2006

Note payable to Stuart Sundlun dated August 7, 2006 bearing interest

of 10% per annum, due August 7, 2011.                                                    $ 1,500,000                $ 1,500,000

Note payable to Gulf Coast Fuels, interest of $25,000, due on

demand                                                                                                            275,000                       275,000

Note payable to Dr. David Zehr, bearing interest of 5%, due on demand                 0                       600,000

Note payable to Dr. David Zehr, bearing interest of 4%, due on demand                 0                       150,000

Note payable to North American Reserve Corp, non interest bearing,

due on demand                                                                                                           0                       725,733

Note payable to Brent Bossart, interest of $35,000, due on demand                       0                        120,000

Note payable – Ronnie Byrd, non interest bearing, due on demand                   15,000                      15,500

Note payable – Bill Gaines, non interest bearing, due on demand                       9,000                         7,000

Capnet Risk Management – no written agreement                                             100,000                   100,000

Note payable to Suntrust Bank (auto) bearing interest of 8.99%

per annum with 72 monthly payments of $857.86, due June 17, 2013

  and

Note payable to GMAC (auto) bearing interest of  8.91%

per annum with 60 monthly payments of 803.43, due Nov 14, 2012                 82,656                               0

Note payable to Greenway bearing interest of 8.5% per annum

with 24 monthly payments of $4,750, maturing December 2007                                 0                     54,453

Total notes payable

  1,981,656                  3,547,686

Less current portion

   (412,006)                (2,047,686)

Long term note payable

                $ 1,569,650                $1,500,000

NOTE 9 - CONVERTIBLE DEBENTURES

The Company issued Debenture No. 299 in the amount of $350,000 on April 15, 2003. The debenture bears interest at the rate of 5% per annum and matured on October 15, 2003.

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

NOTE 10 – DERIVATIVE FINANCIAL INSTRUMENTS

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks.

Based on the guidance in SFAS 133 and EITF 00-19, the Company concluded that the convertible debentures (Note 9) were required to be accounted for as derivatives. SFAS 133 and EITF 00-19 require the Company to bifurcate and separately account for the conversion features of the convertible debentures and warrants issued as embedded derivatives.

Pursuant to SFAS 133, the Company bifurcated the conversion feature from the debentures because the conversion price is not fixed and the debentures are not convertible into a fixed number of shares. Accordingly, the embedded derivative must be bifurcated and accounted for separately.

Derivative financial instruments are initially measured at their fair value.  For  derivative  financial  instruments  that are accounted for as liabilities,  the derivative  instrument is initially recorded at its fair value and is then  re-valued at each reporting  date,  with changes in the fair value  reported  as charges  or credits to income.  For option and conversion based derivative financial instruments, the Company uses the Black-Scholes model to value the derivative instruments.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

The derivative instrument was cancelled upon cancellation of the convertible debenture as part of the lawsuit settled March 23, 2007. The cancellation of the convertible note payable and relief of the derivative liability has been reflected during 2007 as an adjustment to additional paid in capital.

NOTE 11 – STOCK PAYABLE

As of December 31, 2007, the Company had 50,000,000 shares of common stock authorized and 49,544,226 shares issued.  The Company entered into several stock option / warrant agreements with the Chairman and Executive Officer, but was unable to issue those shares.  The officers agreed to not force issuance until the Company’s shareholders authorized additional capital.  At the Company’s annual meeting in January, 2008, the shareholders increased the authorized capital to 500,000,000 shares of common stock.  At December 31, 2007 and December 31, 2006, the following common stock shares were payable to the following parties:

	Common	December 31	December 31
	Shares	2007	2006

Bill Gaines	1,000,000	$120,000	$ 0
David LeClere	507,700	60,840	17,238
Timothy G. Byrd, Sr	5,000,000	300,000	170,000
Sonny Wooley	7,000,000	540,000	238,000
Peggy Behrens	750,000	90,000	25,500

Total	14,257,000	$1,290,840	$450,738

NOTE 12 - STOCK

COMMON STOCK

The Company's common stock has a par value of $0.001. There are 50,000,000 shares authorized as of December 31, 2007 and December 31, 2006. As of December 31, 2007 and December 31, 2006 the Company had 49,544,226 and 44,544,226 shares issued and outstanding, respectively.

During April 2007, Messrs. Byrd and Wooley were each issued 2,500,000 shares of common stock for $325,000.

In November 2007, the Company entered into an investment banking agreement with Aurora Financial Services.  As a portion of its compensation, the Company was to issue CityAurora 1,000,000 shares of common stock upfront.  The Company did not have adequate authorized shares to give to CityAurora, therefore the Company’s Chairman and Executive Officer each gave CityAurora 500,000 personally held, non-restricted shares.  Since the Chairman and Executive Officer gave non-restricted shares on behalf of the Company, the Board approved issuance of 750,000 restricted shares each as repayment.  These shares were valued at 17 cents each on November 12, 2007 based upon the closing market price of the Company’s commons stock and expense to the company of $255,000 was recorded.  The shares have not been issued, as of December 31, 2007 and are part of the stock payable at December 31, 2007.

PREFERRED STOCK

In 1998, the Company amended its articles to authorize Preferred Stock. There are 20,000,000 shares authorized with a par value of $0.001. The shares are non-voting and non-redeemable by the Company. The Company further designated two series of its Preferred Stock: "Series 'A' $12.50 Preferred Stock" with 2,159,193 shares of the total shares authorized and "Series "A" $8.00 Preferred Stock," with the number of authorized shares set at 1,079,957 shares. As of December 31, 2007 and December 31, 2006 there are no shares issued and outstanding.

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

NOTE 13 - EARNINGS PER SHARE

Earnings per share for the year ended December 31, 2007 is computed as follows:

Income (Numerator)

Shares

(Denominator)

Per-Share Amount

Net income (Loss)

(1,497,622)

Basic EPS

 Income (Loss) available to common stockholders

(1,497,622)

48,133,267

(0.03)

Effective Dilutive EPS

 Income (Loss) available to common stockholders

(1,497,622)

50,000,000*

(0.03)

*As of December 31, 2007, Adino has 49,544,226 shares outstanding. There are 17,257,000 potential common shares or equivalents authorized for issuance to officers, directors and others. All parties have signed an agreement not to force Adino to issue more shares than those that are authorized. Adino only has 50,000,000 shares authorized in its Articles of Incorporation, as of December 31, 2007.   It cannot legally issue more shares than the total number authorized by the Articles of Incorporation. Therefore, for purposes of the above calculation, it is assumed that all of Adino’s authorized shares (50,000,000) are outstanding, rather than the full 66,801,226 that are committed. If the full committed amount were used, the Diluted EPS would be (0.001).

NOTE 14 - STOCK OPTIONS / STOCK WARRANTS

The Company’s employment agreement with Mr. Byrd and Mr. Wooley provide that they will be paid a salary of $156,000 per year. However, during 2003 - 2006, Mr. Byrd’s and Wooley’s salaries accrued but were not paid due to the Company’s severe cash flow problems. Mr. Byrd and Wooley may require the Company to pay the accrued amounts at any time.

In 2006, Mr. Byrd and Wooley each elected to convert $35,000 of their accrued salaries into AEC stock. As a result, the Company agreed to issue Mr. Byrd and Mr. Wooley 5,000,000 shares each of common stock. On April 13, 2007, they each exercised and were issued 2,500,000 shares of common stock. The remaining shares of common stock to be issued are reflected in our stock payable liability at December 31, 2007.

On April 3, 2007, Mr. Byrd and Mr. Wooley again elected to and the board approved conversion of part of their accrued salaries into Adino stock options.  To that end, the Company issued 12,000,000 stock options to each officer to purchase 12,000,000 shares of stock for an exercise price of $0.03 cents per share.  Each officer relinquished $100,000 of accrued compensation for the options.  Using the Black-Scholes valuation model, and an expected life of two years, volatility of 262%, and a discount rate of 4.57% the Company has determined the aggregate value of the 24,000,000 five year warrants to be $717,412.  As the warrants are fully purchased and vested, this resulted in a net expense to the Company of $517,412 (after considering the $200,000 already accrued). Subsequently on November 10, 2007, both Mr. Byrd and Mr. Wooley relinquished and returned to Adino 9,000,000 warrants, each.  The total reduction in authorized but outstanding shares of 18,000,000, resulted in reinstatement of $75,000 of accrued compensation to each officer and reduction of consulting expense of $538,059, or 75% of the original expense to the company.

The Company awarded Ms. Behrens 750,000 shares of restricted stock for her service as a director in 2004, 2005 and 2006. None of these shares have actually been issued to her, however. This resulted in an accrued expense of $90,000 at December 31,2007 and $25,500 at December 31,2006 for these shares based upon the fair market value of the shares the balance sheet date and is reflected in our stock payable liability at December 31, 2007.

In September 2007, the Company entered into a consulting agreement with Small Cap Support Services, Inc. to provide investor relations services.  In addition to monthly compensation, Mr. Haag is entitled to 500,000 options, vesting ratably over 8 quarters, through August 30, 2009, priced at 166,667 shares at .15, .25, and .35, each.  Using the Black-Scholes valuation model and an expected life of 3.5 years, volatility of 271.33%, and a discount rate of 4.53% the Company has determined the aggregate value of the 500,000 seven year options to be $59,126, the vested amount of $14,782 was recorded as stock-based compensation expense during the year ended December 31, 2007.

In November 2007, the Company entered into an agreement with Ms. Nancy Finney, the Company’s Controller. In addition to monthly compensation, Ms. Finney is entitled to 500,000 options, vesting over 24 months as certain milestones are met. In accordance with SFAS 123(R), these options will be expensed at their fair value over the requisite service period. As of December 31, 2007, none of the contingencies included in this grant have been met and as a result no expense has been recorded.

NOTE 15 – LAWSUIT SETTLEMENT

In 2005, a lawsuit was filed putting IFL’s ownership of the terminal in question. At the time of these lawsuits, Adino’s note to NARC was in default. The amount outstanding under the note was $725,733. In addition, Adino’s debentures to Dr. Zehr in the principal amount of $2,950,000 plus accrued interest were in default.

On March 23, 2007, the Company settled all litigation with all parties to this transaction. In the settlement, IFL released its claim of ownership of the terminal in favor of NARC. City17617 Aldine Westfield Road, LLC, an entity controlled by Dr. Zehr, then purchased the terminal from NARC for total consideration of $1.55 million ($150,000 in cash and a $1.4 million note). Simultaneously with these transactions, IFL agreed to lease the terminal from City17617 Aldine Westfield Road, LLC for 18 months at $15,000 per month with an option to purchase the terminal for $3.55 million at the end of the lease. In return for the lease, all debentures owed to Dr. Zehr were extinguished.

As a result of these transactions, all claims by and against all parties except Mr. Peoples were released. In addition, all liens pending on IFL’s property were released. The complete lawsuit settlement resulted in a net gain to Adino Energy and Intercontinental Fuels of $1,480,382.   Due to the terminal sale / leaseback transaction, the gain is being recognized over the life of the 18 month lease.  In 2007, gain was recognized for 9 months or $740,191.

NOTE 16 – CONTINGENCIES

 Adino Energy Corporation v. CapNet Securities Corporation

On July 20, 2007, the Company filed suit against CapNet Securities Corporation, its former investment banking firm (“CapNet”), in the 189th CityCityJudicial District Court of Harris County, CityTexas under Cause No. 2007-44066.

In this lawsuit, Adino claimed that CapNet breached its fiduciary duty to Adino and that CapNet had converted 3,000,000 shares of Adino stock. In the lawsuit, Adino requested significant damages and a declaratory judgment of Adino’s and CapNet’s rights, status, and legal relations under an investment banking agreement between Adino and CapNet entered into on September 29, 2006 (the “Investment Banking Agreement”).

CapNet has filed a counterclaim against Adino alleging that Adino owes CapNet certain sums as compensation for services rendered under the Investment Banking Agreement. CapNet seeks to compel Adino to issue CapNet a certain amount of shares of Adino stock (the amount is in dispute), plus attorney’s fees, certain expenses that CapNet allegedly incurred under the Investment Banking Agreement, and costs of suit.

This case is currently set for trial in September 2008.

NOTE 17 – CONCENTRATIONS

The Company had customer revenue concentrations of 94% at December 31, 2007 (3 customers comprising 12%, 35% and 47% of total revenue) and 72% at December 31, 2006 (one customer).

NOTE 18 – SUBSEQUENT EVENTS

On January 30, 2008, the Company held its annual stockholders meeting at the corporate offices in CityCityHouston, CityTexas.  At the meeting, the shareholders unanimously approved the following:

a.

Directors Timothy G. Byrd, Sr.,  Sonny Wooley and Peggy Behrens were all re-elected for another term.

b.

The Company’s articles of incorporation were amended to increase the number of authorized common shares from 50,000,000 to 500,000,000.

c.

The Company changed its name from Consolidated Medical Management, Inc. (dba Consolidated Minerals Management, Inc.) to Adino Energy Corporation.

The shareholders did not approve the Company’s desire to re-domicile in CityWyoming.  The Company remains a CityMontana corporation.

NOTE 19 – RESTATEMENT OF THE YEAR ENDED 2003, 2004, 2005 AND 2006

The Company has restated its annual financial statements from amounts previously reported for periods ended December 31, 2003, 2004, 2005 and 2006.  The Company has determined that there were certain errors in the amounts as reported previously.

The Company had not consolidated its majority ownership position in Intercontinental Fuels, LLC.  The Company held a 60% ownership of IFL for the years 2003, 2004 and 2005.  In 2006, IFL was originally accounted for as a consolidated entity.  Adjustments to previously reported amounts for the years 2003 – 2006 are reflected in the tables, below.

The Company had not accounted for an embedded derivative attached to the $2,000,000 debenture with Dr. Zehr.  The debenture contained a provision for conversion to common stock, upon default, at a price tied to the share value at the time.  The Company did not have adequate authorized capital to satisfy the conversion requirement.  Within this restatement the derivative has been accounted for the years ended December 31, 2004, 2005 and 2006 and all amounts are included in this Note 19.  The convertible debenture associated with the derivative was settled on March 23, 2007 and the derivative liability of $4,262,010 was posted to Additional paid in Capital.

The Company had several notes that were in default and as such, did not accrue interest during the years 2003, 2004, 2005 or 2006 on those notes.  The interest for all notes has now been posted to the appropriate years and is reflected in the attached restated Balance Sheets and Statements of Operations for the years ended December 31,  2005 and 2006.

RESTATMENT SCHEDULES FOR 2005 AND 2006

December 31. 2005	December 31. 2006

	As Reported	Adjustments		As Restated	As Reported	Adjustments		As Restated
Summary Balance Sheet

Assets
Cash	$ -	$ -			$$14,223			$$14,223
Accounts Receivable		-			137,945	-		137,945
Oil and Gas Producing Assets	60,000	-		60,000	-	-		-
Notes Receivable	2,506,000	(1,656,000)	A	850,000	1,091,813	(241,813)	A	850,000
Fixed Assets		3,709,865	A	3,709,865	3,172,473	63,748	A	3,236,221
Investment in IFL	1,600,000	(1,600,000)	A		1,500,000	(1,500,000)	A	0
Goodwill	0			0		1,651,240	A	1,651,240
Other Assets	-	171,508	A	171,508	11,920	241,988	A	253,908

Total Assets	$4,166,000	$625,373		$4,791,373	$5,928,374	$215,163		$6,143,537

Liabilities
Accounts Payable	$469,536	$(180,382)	A	$289,154	$1,691,300	$(1,308,708)	A	$382,592
Accrued Liabilities		734,857	A	734,857	38,278	1,151,215	A	1,189,493
Accrued Interest		530,465	C	530,465		794,766	C	794,766
Notes Payable - Current Portion		-			1,941,016	206,670	A	2,147,686
Stock Payable		3,200	A	3,200	37,500	413,238	A	450,738
Convertible Debentures		-		-		-
Notes Payable	150,000	495,733	A	645,733	1,500,000	-		1,500,000
Derivative Liability		1,771,584		1,771,584	-	4,262,010	B	4,262,010
Debentures Payable	350,000	-		350,000	350,000	-		350,000

Total Current Liabilities	969,536	3,355,457		4,324,993	5,558,094	5,519,191		11,077,285

Long Term Liabilities
Debenture Payable	2,000,000	(241,497)	B	1,758,503	2,000,000	-		2,000,000
Note Payable - Dr. Zehr	600,000	-		600,000		-		-

Total Long Term Liabilities	2,600,000	(241,497)		2,358,503	2,000,000	-		2,000,000
Total Liabilities	3,569,536	3,113,960		6,683,496	7,558,094	5,519,191		13,077,285

Stockholder's Equity
Minority Interest	-	124,310	A	124,310		-		-
Preferred Stock	-	-		-	-	-		-
Common Stock	44,544	-		44,544	44,544	-		44,544
Additional Paid in Capital	4,332,172	2,120,616	A	6,452,788	4,332,172	2,120,616	A	6,452,788
Retained Earnings	(3,780,252)	(4,733,513)	A	(8,513,765)	(6,006,436)	(7,424,644	A	(13,431,080)
Total Stockholder's Equity	596,464	(2,488,587)		(1,892,123)	(1,629,720)	(5,304,028)		(6,933,748)

Total Liabilities and Equity	$4,166,000	$625,373		$4,791,373	$5,928,374	$215,163		$6,143,537

Legend:

A - Amounts adjusted due to consolidation of majority owned subsidiary, Intercontinental Fuels, LLC
B - Amount adjusted to property account for convertible debenture and bifurcated embedded derivative

C - Amount adjusted to reflect additional interest associated with notes receivable / payable

December 31. 2005	December 31. 2006

Consolidated Income Statement	As Reported	Adjustments		As Restated	As Reported	Adjustments		As Restated

Revenues	$ -	$ -			$$760,313			$$760,313
COGS	-	-			142,988	-		142,988
Gross Margin	-	-		-	617,325	-		617,325

Operating Expenses
Well Expenses	-	-			-	-
Personnel Costs	96,000	(96,000)	A	-	70,394	7,200	A	77,594
Terminal Management					75,322			75,322
Consulting	132,000	15,921	A	147,921	1,215,663	(95,302)	A	1,120,361
Other Expenses	5,925	(1,149)	A	4,776	223,151	(6,491)	A	216,660
Legal and Professional	25,000	-		25,000	105,216	5,368	A	110,574
Depreciation	-	198,444	A	198,444	234,625	(36,531)	A	198,094
G&A & Office Expenses	-	1,751	A	1,751	147,706	39,191	A	186,897

Total Operating Expense	258,925	118,967		377,892	2,072,077	(86,,565)		1,985,512
Income (Loss) from Operations	(258,925)	(118,967		(377,892)	(1,454,752)	(86,565)		(1,368,187)

Other Income (Expenses)	-				(100,365)	-		(100,365)
Interest Expense	-	(1,090,505)	C	(1,090,505)	(65,786)	(815,012)	C	(880,798)
Interest Income	-	82,400	C	82,400	291,854	(209,413)	C	82,441
Extinguishment of debt	-	-		-	-	-
Derivative Gain/loss	-	274,833	B	274,833	-	(2,490,426)	B	(2,490,426)
Oil and Gas write-off					(60,000)	-		(60,000)

Net Income (Loss)	$(258,925)	$(852,239)		$(1,111,164)	$(1,389,049)	$(3,528,276)		$(4,817,325)

Earnings per share, basic	(0.006)			(0.02)	(0.031)			(0.11)
Earnings per share, diluted	(0.006)			(0.02)	(0.031)			(0.098)
Weighted Avg # of shares	44,544,361			44,544,361	44,544,226			44,544,226

Legend:

A - Amounts adjusted due to consolidation of majority owned subsidiary, Intercontinental Fuels, LLC
B - Amount adjusted to property account for convertible debenture and bifurcated embedded derivative

C - Amount adjusted to reflect additional interest associated with notes receivable / payable

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no disagreements with our accountant on accounting and financial disclosure.

ITEM 8A. CONTROL AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.  Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. To address the material weaknesses, we performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this annual report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended.  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified the following material weaknesses.

1.

As of December 31, 2007, we did not maintain effective controls over the control environment.  Specifically, as of December 31, 2007, we do not have a written code of business conduct and ethics that governs the Company’s employees, officers and directors.   Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of December 31, 2007, we did not maintain effective controls over financial statement disclosure.  Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.   Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.

As of December 31, 2007, we did not maintain effective controls over financial reporting which resulted in the restatement of several previous financial statements.  Specifically, controls were not designed and in place to ensure that majority-owned subsidiaries and complex convertible instruments were properly reflected in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2007, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

Changes in Internal Control Over Financial Reporting.

No change in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2007, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Corrective Action

The Company has taken the following steps to address the weaknesses described above.

First, the Company has adopted a code of ethics which is attached hereto. Second, we have hired an internal controller whose function is to handle the Company’s accounting. Third, we have restated our financial statements in order to reflect the proper consolidation of IFL and proper accounting for the derivate instrument discussed above.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The directors and officers of the Company as of December 31, 2007, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. The officers serve at the will of the Board of Directors.

DIRECTORS , EXECUTIVE OFFICERS, AND SIGNIFICANT EMPLOYEES

Set forth below are the names, ages, and positions of the executive officers and directors of the Company.

Name                     Age     Office

Sonny Wooley       69       Chairman of the Board of Directors and Director
Timothy Byrd        46       Chief Executive Officer, Chief Financial Officer and Director
Peggy Behrens       52       Secretary and Director

Nancy Finney

   47      Controller

SONNY WOOLEY, CHAIRMAN OF THE BOARD OF DIRECTORS

Mr. Wooley founded Adino in 1989 and managed it as a private company until going public in 1996. He worked with the Company as an outside consultant prior to rejoining it as Chairman in 2001.

TIMOTHY G. BYRD, SR., CHIEF EXECUTIVE OFFICER, CHIEF FINANCIAL OFFICER AND DIRECTOR

Mr. Byrd became the Company’s CEO, CFO and director in December 2001. Prior to then, Mr. Byrd was President of Innovative Capital Markets, an advisory firm that developed growth strategies for corporations through strategic alliances and mergers and acquisitions.

PEGGY BEHRENS, SECRETARY AND DIRECTOR

Ms. Behrens joined Adino in 1998 as President and a director. Ms. Behrens resigned as President of Adino in December 2001, at which time she became our Secretary. Prior to 1998, Ms. Behrens worked as the Administrator and Director of Nurses from 1996-1998 for Health Link Home Care.

NANCY FINNEY, CONTROLLER

We have identified our controller, Nancy Finney, as an employee who is expected to make a significant contribution to our business. Ms. Finney is not an executive officer. Ms. Finney joined Adino in October 2007. Prior to joining the Company, Ms. Finney was an outsourced controller for CapNet Risk Services, Inc. since August 2003. From 2001 until 2003, she was Manager of Pinnacle Financial Service LLC, a receivables factoring firm.

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

None of our officers or directors have filed any bankruptcy petition, been convicted of or been the subject of any criminal proceedings or the subject of any order, judgment or decree involving the violation of any state or federal securities law within the past five (5) years.

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

We have reviewed the Section 16(a) filings made in connection with the Company’s stock. We believe that all persons subject to Section 16(a) of the Exchange Act in connection with their relationship with us have complied on a timely basis.

.

CODE OF ETHICS

The Company has adopted a code of ethics applicable to our Chief Executive Officer, Chief Financial Officer, controller, our other employees, and our suppliers. This code is intended to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to the SEC and in other public communications that we make; compliance with applicable governmental laws, rules and regulations; the prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and accountability for adherence to the code. A copy of our code of ethics is included as an exhibit to this Form 10-KSB.  The Company will provide a copy of our code of ethics, without charge, to any person who requests it. In order to request a copy of our code of ethics, please contact our headquarters and speak with our investor relations department.

AUDIT COMMITTEE

The Company does not have an audit committee. The entire Board of Directors instead acts as the Company’s audit committee. Our Board does not have an audit committee financial expert as defined by Securities and Exchange Commission rules.

ITEM 10. EXECUTIVE COMPENSATION

The following describes the cash and stock compensation paid to our directors and officers for the two past fiscal years.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Stock Awards	Option Awards ($)	All Other Compensation	Total
Timothy G. Byrd, Sr., CEO	2007	156,000	-0-	89,677	45,000	290,677
Timothy G. Byrd, Sr., CEO	2006	156,000	135,000	-0-	-0-	291,000
Sonny Wooley, Chairman	2007	156,000	-0-	89,677	45,000	290,677
Sonny Wooley, Chairman	2006	156,000	203,000	-0-	-0-	359,000

Mr. Byrd’s and Mr. Wooley’s salaries have accrued on the Company’s books, but because of the Company’s poor liquidity and cash flow, they have not been paid. In December 2006, we agreed to allow Messrs. Byrd and Wooley to convert their accrued salaries into stock of the Company at the conversion rate of $0.007 cents per share. This stock is not additional compensation to Messrs. Byrd and Wooley; it represents a partial payment of their accrued salaries when and if they exercise the warrants. Nonetheless, we are required to record this as a stock-based compensation expense. In December 2006, both Mr. Byrd and Mr. Wooley were issued 2,500,000 shares apiece in partial exercise of the warrants granted to them.

On June 13, 2007, we issued warrants to our Chairman and Chief Executive Officer permitting them to purchase up to 12,000,000 shares apiece of Adino stock. In November 2007, they relinquished 9,000,000 shares each under this warrant. Under the new terms of the warrants, they are exercisable for 3,000,000 shares apiece of Adino stock at $0.03 per share.

In November 2007, we issued Messrs. Byrd and Wooley 750,000 shares of stock apiece in order to reimburse them for their transfer of 1,000,000 shares to stock to a third party for an expense owed by the Company. For further information regarding this transaction, see Item 12 – Transactions with Related Persons.

During 2007, Mr. Byrd’s and Mr. Wooley’s salaries accrued but were not paid due to the Company’s tight cash flow. However, we paid Mr. Byrd $104,080 and Mr. Wooley $115,000 of compensation accrued from previous years.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table shows equity awards outstanding to our directors and officers at the end of the fiscal year.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Option Exercise Price	Option Expiration Date
Timothy G. Byrd, Sr.	3,000,000	$0.03	6/7/2012
Sonny Wooley	3,000,000	$0.03	6/7/2012

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table shows the Company’s outstanding equity awards as of December 31, 2007.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	-0-	N/A	-0-
Equity compensation plans not approved by security holders	12,000,000	$0.0367	-0-

The following table shows the ownership of our stock by our directors, officers, and any person we know to be the beneficial owner of more than five percent (5%) of our common stock.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	% of Class (6)
Sonny Wooley	15,975,000 (3) (4) (5)	32.24%
Timothy G. Byrd, Sr.	13,250,000 (4) (5)	26.74%
Peggy Behrens	2,170,100 (5)	4.38%
Executive officers and directors as a group (3 persons)	32,395,100	63.37%

The above numbers and percentages are as of March 31, 2008.

(1) The address of each beneficial owner is City2500 CityWest Boulevard, Suite 300, CityHouston, CityTexas City77042.

(2) Unless otherwise indicated, all shares are held directly with sole voting and investment power.

(3) Includes 256 shares held indirectly.

(4) Includes 5,500,000 shares that may be issued in conversion of accrued compensation.

(5) Includes 750,000 shares that have been authorized for issuance to the named person but not yet issued.

6) As of December 31, 2007, CMMI has 49,544,226 shares outstanding. There are a total of 17,757,000 shares committed and authorized for issuance, 15,250,000 of which are authorized for issuance to our directors and officers. However, as of December 31, 2007, the Company was unable to issue these shares because it did not have sufficient authorized shares. The numbers above include all shares authorized for issuance to our officers and directors even though we cannot legally issue them. The numbers above also assume total outstanding shares of 50,000,000 (the Company’s maximum number of authorized shares). On January 30, 2008, the Company’s shareholders authorized the increase of the Company’s authorized capital to 500,000,000 shares, and as a result, the 17,757,000 previously committed but unissued shares may be issued at any time. If all previously committed shares were issued, then Adino would have a total of 67,301,226 shares outstanding. If the full outstanding amount of Adino shares (67,301,226) were used for purposes of the calculations above, the percentages would be as follows: Mr. Wooley: 23.74%; Mr. Byrd: 19.69%; Ms. Behrens: 3.22%; All directors and executive officers as a group: 46.65%.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR CityINDEPENDENCE.

TRANSACTIONS WITH RELATED PERSONS

In October 2007, the Company hired a new investment banking firm, Aurora Financial Services LLC (“Aurora”). Under the Company’s investment banking agreement with CityAurora, the Company was required to make an upfront payment of 1,000,000 shares of stock to CityAurora. However, the Company did not have sufficient authorized stock to make this payment. As a result, Mr. Byrd, our CEO, and Mr. Wooley, our Chairman, transferred 500,000 shares of stock apiece to CityAurora in order to satisfy this expense. They agreed with CityAurora that they would retain voting rights to this stock until the Company’s annual meeting. The stock that Messrs. Byrd and Wooley transferred to Aurora was valued at $170,000.

In connection with the CityAurora transaction, the Company agreed to reimburse Mr. Byrd and Mr. Wooley with 750,000 shares apiece. The Company deemed it appropriate to repay this expense with 500,000 extra shares due to the fact that the shares that Messrs. Byrd and Wooley transferred to CityAurora on the Company’s behalf were no longer restricted, but the shares that the Company would issue to them in reimbursement would be restricted. The Company therefore thought it appropriate to reimburse Mr. Byrd and Mr. Wooley with an extra 250,000 shares apiece for the extra time that they would have to wait in order to sell their shares.

The full amount of the reimbursement to Mr. Byrd and Wooley was $85,000, calculated as the closing price of the Company’s stock on the date of the approval of the reimbursement by the full Board of Directors.

DIRECTOR CityINDEPENDENCE

The Company does not have any independent directors. For purposes of determining director independence, we used the standards applicable to companies listed on the NASDAQ Stock Exchange.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

The following documents are filed as part of this report:

Exhibit
Number

Exhibit
------

-------

14

Code of Ethics

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

32.1

Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

We paid $50,838 for the audit of our financial statements and review of our quarterly reports for fiscal year 2007. We paid $20,000 for audit of our 2006 financial statements.

AUDIT-RELATED FEES

We paid aggregate fees of $-0- for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements this fiscal year. In 2006, these fees were $-0-.

TAX FEES

We paid aggregate fees of $7,492 for tax compliance, tax advice, and tax planning by our principal accountant for this fiscal year. For the 2006 fiscal year, these fees were $1,000. These services consisted of preparing and filing our federal and state income tax returns and federal excise tax returns for IFL.

ALL OTHER FEES

We paid aggregate fees of $-0- for products and services provided by our principal accountant not otherwise disclosed above. In 2006, we were billed $-0- for these products and services.

PRINCIPAL ACCOUNTANT ENGAGEMENT POLICIES

We do not have an audit committee. We do not have pre-approval policies and procedures for the engagement of our principal accountant. However, the engagement of our principal account was approved by our Board of Directors.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the undersigned has duly caused this Form 10-KSB to be signed on its behalf by the undersigned, there unto duly authorized, in the City of Houston, Texas on  April 15, 2008.

ADINO ENERGY CORPORATION

By: /s/ Timothy G. Byrd, Sr.

---------------------------------------------------
Timothy G. Byrd, Sr.

Chief Executive Officer, CFO and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this 10-KSB has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Signature

Name and Title                  Date

/s/Sonny Wooley               Chairman of the Board

April 15, 2008
----------------------------

of Directors
Sonny Wooley

/s/Timothy G. Byrd, Sr.     Chief Executive Officer,     April 15, 2008
---------------------------

Chief Financial Officer,
Timothy G. Byrd, Sr.          and Director

/s/ Peggy Behrens

Secretary and Director

April 15, 2008

--------------------------

Peggy Behrens

31.1      CERTIFICATION  OF  CHIEF  EXECUTIVE  OFFICER  PURSUANT  TO  RULE 15D-14(A) OF THE EXCHANGE ACT

I, Timothy G. Byrd, Sr. certify that:

1.

I have reviewed this Form 10-KSB of Adino Energy Corporation;

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

Date: April 15, 2008

/s/

Timothy G. Byrd, Sr.

Chief Executive Officer

31.2      CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO RULE 15D-14(A) OF THE EXCHANGE ACT

I, Timothy G. Byrd, Sr. certify that:

1.

I have reviewed this Form 10-KSB of Adino Energy Corporation;

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

5.

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

6.

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

Date: April 15, 2008

/s/

Timothy G. Byrd, Sr.

Chief Financial Officer

32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 906 OF THE SARBANES-

OXLEY ACT OF 2002 AND 18 U.S.C. SECTION 1350.

I, Timothy G. Byrd, Sr., the Chief Executive Officer of Adino Energy Corporation, hereby certify that to my knowledge, Adino Energy Corporation’s annual report on Form 10KSB for the period ended December 31, 2007, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in the periodic report on Form 10 KSB and the financial statements contained therein fairly presents, in all material respects, the financial condition and results of the operations of Adino Energy Corporation.

Date: April 15, 2008

/s/

Timothy G. Byrd, Sr.

32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 AND 18 U.S.C. SECTION 1350.

I, Timothy G. Byrd, the Chief Financial Officer of Adino Energy Corporation, hereby certify that to my knowledge, Adino Energy Corporation’s annual report on Form 10KSB for the period ended December 31, 2006, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in the periodic report on Form 10 KSB and the financial statements contained therein fairly presents, in all material respects, the financial condition and results of the operations of Adino Energy Corporation.

Date: April 15, 2008

/s/

Timothy G. Byrd, Sr.