Form 10KSB/A
period 2007-12-31
ADINO ENERGY CORP
filed 2008-04-22
CIK 700815

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D. C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF THE
SECURITIES EXCHANGE ACT OF 1934

 For Fiscal Year Ended
December 31, 2007

Commission File #333-74638

ADINO ENERGY CORPORATION

(Exact name of registrant as specified in its charter)

Montana	82-0369233
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Indentification Number)

2500 City West Boulevard, Suite 300
Houston, Texas	77042
(Address of principal executive offices)	(Zip Code)

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

State issuer’s revenues for its most recent fiscal year: $1,967,813

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

STATEMENT REGARDING THIS FILING

This filing amends our Annual Report on Form 10-KSB for the year ended December 31, 2007, previously filed on April 15, 2008. Specifically, (1) Note 19 to our financial statements has been amended to reflect certain items; (2) the compensation of our directors and officers is clarified; and (3) we have included our code of ethics as an exhibit to this filing.

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

ITEM 2. DESCRIPTION OF PROPERTY

The Company’s executive offices are located at 2500 CityWest Boulevard, Houston, Texas. These premises are leased.

IFL leases a fuel storage terminal located in Houston, Texas. The terminal is in good operating condition. IFL has an option to purchase the terminal until July 31, 2008 for $3.55 million.

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

At the time of these lawsuits, IFL’s note to NARC was in default. The amount outstanding under the note was $725,733. In addition, Adino owed Dr. Zehr the principal amount of $3,100,000 plus accrued interest under certain notes and debentures. These debentures were also in default at the time of the lawsuits.

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

Adino Energy Corporation v. CapNet Securities Corporation

On July 20, 2007, the Company filed suit against CapNet Securities Corporation, its former investment banking firm (“CapNet”), in the 189th Judicial District Court of Harris County, Texas under Cause No. 2007-44066.

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

Adino Energy Corporation v. Coastal Resources Group, Inc. and Lowell Leatherman

On December 17, 2007, the Company filed suit against Coastal Resources Group, Inc. (“Coastal”) in the 12th Judicial District Court of Walker County, Texas, under Cause No, 24102, to collect a $30,000 loan made to Coastal in 2004. Adino’s suit seeks $30,000 plus interest at 6% per annum, plus attorney’s fees and costs of court.

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

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. Derivative financial instruments are initially measured at their fair value. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at it fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. For option-based derivative financial instruments, the Company uses the Black-Scholes model to value the derivative instruments. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Restatements

The 2003-2006 financial results have been restated. See Note 19 for details.

RESULTS OF OPERATIONS

For the fiscal year ended December 31, 2007, Adino had a net loss of ($1,597,622) or (.03) per share. This compares to a net loss of ($4,817,315) for the same period in 2006. The most significant changes in operating income was a derivative loss of $2,490,426 in 2006 with no such loss in 2007. We also recorded a gain of $740,192 during 2007 with no such gains in 2006.

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

LIQUIDITY AND CAPITAL RESOURCES

During 2006, Adino had substantial liquidity and cash flow problems due to its lack of operating revenues. In 2007, the Company’s liquidity and cash flow improved due to revenues generated by IFL; however, we still experienced liquidity problems due to debts incurred by Adino in prior years. Our working capital deficit at December 31, 2007 was $7,949,223 compared to $11,325,117 at December 31, 2006. This is primarily due to our improved revenues during 2007 and positive cash flows from operations.

COMPETITION

The market for fuel storage is localized by its very nature. Fuel wholesalers need quick and close access to fuel to supply their customers. As a result, the relevant market may not be a city, but only a certain part of a city.

Adino’s IFL terminal is located in North Houston close to the George Bush Intercontinental Airport. Due to the size of the Houston metropolitan area, the relevant market is North Houston, not the entire metropolitan area.

There are several terminals in the Houston area. Several of these terminals are owned by integrated petroleum companies and exist solely to supply their franchisees and company-owned retail locations. Others sell to wholesalers in general but will not sell to competitors.

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

Our auditors included a going concern paragraph regarding their doubt of our ability to continue as a going concern in our audited financial statements which can be found in note 2 to the financial statements. The ability of the Company to continue as a going concern depends upon its ability to obtain funding for its working capital deficit. $3,355,984 of the working capital deficit represents the purchase price for the terminal assets which are currently under a capital lease.  The Company believes that the market value of the terminal assets is significantly greater than the total working capital deficit and that current cash flow is adequate to support a longer term financing package to satisfy the working capital deficit.  These factors lead the Company to expect that the terminal financing will include additional capital to service and pay down existing obligations. Certain officers and directors have agreed in writing to postpone payment if necessary should the Company need capital it would otherwise pay these individuals. Lastly, the Company plans to grow through merger and acquisition opportunities including the expansion of existing business opportunities. The Company expects these growth opportunities to be financed by a combination of equity and debt capital; however, in the event the Company is unable to obtain additional debt and equity financing; the Company may not be able to continue its operations.

ITEM 7. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Adino Energy Corporation
Houston, Texas

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

/s/ McElravy, Kinchen & Associates, P.C.

www.mkacpas.com

Houston, Texas

April 14, 2008

ITEM 1. FINANCIAL STATEMENTS.

ADINO ENERGY CORPORATION

Consolidated Balance Sheets

AS OF DECEMBER 31, 2007 AND DECEMBER 31, 2006

	December 31, 2007	December 31, 2006 (Restated)
ASSETS
Cash in bank	$ 91,264	$ 14,223
Accounts receivable	301,765	137,945
Prepaid assets	3,896	-
Inventory	4,177	-
Total current assets	401,102	152,168

Fixed assets, net of accumulated depreciation of $168,518 and $660,841, respectively	3,246,750	3,328,221
Goodwill	1,559,240	1,559,240
Notes receivable	750,000	850,000
Other assets	312,658	253,908
Total non-current assets	5,868,648	5,991,369

TOTAL ASSETS	$ 6,269,750	$ 6,143,537

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable	$ 888,140	$ 382,592
Accrued liabilities	1,453,164	1,189,493
Notes payable – current portion	412,006	2,047,686
Debenture payable	-	2,350,000
Lease obligation – terminal	3,355,984	-
Stock payable	1,290,840	450,738
Interest payable	210,000	794,766
Deferred gain on sale/leaseback	740,191	-
Derivative liability	-	4,262,010
Total current liabilities	8,350,325	11,477,285

Notes payable	1,569,650	1,500,000

TOTAL LIABILITIES	9,919,975	12,977,285

STOCKHOLDERS’ DEFICIT
Preferred stock, $.001 par value, 20,000,000 shares authorized, no shares outstanding	-	-
Capital stock, $0.001 par value, 50,000,000 shares authorized, 49,544,226 and 44,544,226 shares issued and outstanding at December 31, 2007 and December 31, 2006, respectively	49,544	44,544
Additional paid in capital	11,228,933	6,452,788
Retained deficit	(14,928,702)	(13,331,080)
Total stockholders’ deficit	(3,650,225)	(6,833,748)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ 6,269,750	$ 6,143,537

The accompanying notes are an integral part of these financial statements.

ADINO ENERGY CORPORATION

Consolidated Statements of Operations

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	Year Ended December 31, 2007	Year Ended December 31, 2006 (Restated)
REVENUES AND GROSS MARGIN
Revenues	$ 1,967,813	$ 760,313
Cost of product sales	511,908	142,988
Gross margin on sales	1,455,905	617,325

OPERATING EXPENSES
Payroll and related expenses	129,393	77,594
Terminal management	268,195	75,322
General and administrative	151,609	186,897
Legal and professional	500,183	110,574
Consulting fees	1,960,075	1,120,361
Repairs	123,959	121,114
Depreciation expense	214,516	198,094
Operating supplies	6,796	95,536
Total operating expenses	3,354,726	1,985,492

OPERATING LOSS	(1,898,821)	(1,368,167)

OTHER INCOME AND EXPENSES
Interest income	78,359	82,441
Interest expense	(512,153)	(880,798)
Loss on embedded derivative liability	-	(2,490,426)
Other expense	(5,199)	(100,365)
Oil and gas write-offs	-	(60,000)
Gain from lawsuit	740,192	-
Total other income and expense	301,199	(3,449,148)

NET LOSS	$ (1,597,622)	$ (4,817,315)

Net loss per share, basic	$ (0.03)	$ (0.11)

Net loss per share, fully diluted (50,000,000 shares 2007 and 44,544,226 shares 2006) See Note 13	$ (0.03)	$ (0.11)
Weighted average shares outstanding	48,133,267	44,544,226

The accompanying notes are an integral part of these financial statements.

ADINO ENERGY CORPORATION

Consolidated Statement of Changes in Stockholders’ Deficit

FOR THE YEARS ENDED DECEMBER 31, 2006 and 2007

Shares	Amount	Additional Paid in Capital	Retained Deficit	Total

Balance December 31, 2005 (Restated)	44,544,226	$44,544	$6,452,788	$(8,513,765)	$(2,016,433)

Net loss				(4,817,315)	(4,817,315)

Balance December 31, 2006 (Restated)	44,544,226	44,544	6,452,788	(13,331,080)	(6,833,748)

Options issued for services			14,782		14,782
Warrants issued for services			179,353		179,353
Shares issued for stock payable	5,000,000	5,000	320,000		325,000
Extinguishment of derivative liability			4,262,010		4,262,010
Net loss				(1,597,622)	(1,597,622)

Balance December 31, 2007	49,544,226	$49,544	$11,228,933	$(14,928,702)	$(3,650,225)

The accompanying notes are an integral part of these financial statements.

ADINO ENERGY CORPORATION

Consolidated Statements of Cash Flows

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	December 31, 2007	December 31, 2006 (Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (1,597,622)	$ (4,817,315)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	214,516	198,094
Warrants and options issued for services	194,135	-
Amortization of debt discount Impairment of oil and gas properties Stock issued for services and compensation	- - 325,000	591,497 60,000 -
Change in derivative liability valuation	-	2,490,426
Gain from lawsuit	(740,192)	-

Change in operating assets and liabilities:
Accounts receivable	(163,820)	(137,945)
Inventory	(4,177)	-
Other assets	(80,258)	(82,400)
Accounts payable and accrued liabilities	2,161,820	1,259,913
Net cash provided by (used in) operating activities	309,402	(437,730)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(232,361)	-
Net cash used in investing activities	(232,361)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of debt	-	451,953
Net cash provided by financing activities	-	451,953

Net change in cash and cash equivalents	77,041	14,223
Cash and cash equivalents, beginning of period	14,223	-
Cash and cash equivalents, end of period	$ 91,264	$ 14,223

Cash paid for:
Interest	-	-
Income taxes	-	-

Supplemental disclosures of non-cash information:

Exchange of debenture and terminal for liabilities including convertible debenture	$ 1,324,516	$ -

Additional interest in IFL in exchange for a note payable	$ -	$ 1,500,000
Extinguishment of derivative liability	$ 4,262,010	$ -

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts and related disclosures.  Actual results could differ from those estimates.

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

Income (Loss) Per Share

Basic income (loss) per share is computed on the basis of the weighted average number of shares of common stock outstanding during each period.  Diluted income (loss) per share is calculated by adjusting the outstanding shares by common equivalent shares from common stock options and warrants.   Detailed earnings per share data is reflected  in Note 13.

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

NOTE 4 – EQUIPMENT

The following is a summary of this category:

	December 31, 2007	December 31, 2006
Land	$-	$1,025,733
Vehicles	86,217	-
Leasehold Improvements	146,144	-
Office Equipment	3,335	3,335
Terminal-Capital Lease	3,179,572	-
Terminal-Equipment	-	2,959,994
Subtotal	3,415,268	3,989,062
Less: Accumulated Depreciation	(168,518)	(660,841)
Total	$3,246,750	$3,328,221

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

Due to our inability to collect the debt due from Coastal Resources and NARC, $100,000 was relieved during the year ended December 31, 2007.

A schedule of the balances at December 31, 2007 and 2006 is as follows:

	December 31,	December 31,
	2007	2006
Sundlun	$750,000	$750,000
Coastal Resources	-	30,000
NARC	-	70,000
Total	$750,000	$850,000

NOTE 6 – CONSOLIDATION OF IFL AND GOODWILL

From the period of IFL’s inception to 2005, our ownership percentage was 60%, our ownership increased during 2005 when our 20% partner rescinded their shares. On August 7, 2006 we obtained the remaining 20% interest in IFL from Stuart Sundlun in consideration for a note payable as described in Note 8 below. This transaction was accounted for as a step acquisition. This step acquisition resulted in an additional $1,500,000 of goodwill as the fair value of the net assets acquired was determined by management to be zero and the consideration given as discussed above was the $1,500,000 note.

Adino evaluated the aggregate goodwill for impairment in accordance with SFAS 142 Goodwill and Other Intangible Assets. Adino has determined that the fair value of the reporting unit exceeds its carrying amount and hence the goodwill is not impaired.

NOTE 7 – ACCRUED LIABILITIES

Other liabilities and accrued expenses consisted of the following as of December 31, 2007 and 2006:

	December 31, 2007	December 31, 2006
Accrued Salaries	$1,311,789	888,869
Accrued Accounting and Legal Fees	140,600	131,500
Due to Byrd	775	15,775
Other	-	153,349
Total	$1,453,164	$1,189,493

NOTE 8 - NOTES PAYABLE

	2007	2006
Note payable - Stuart Sundlun, bearing interest of 10% per annum, due August 7, 2011	$ 1,500,000	$ 1,500,000
Note payable - Gulf Coast Fuels, bearing interest of $25,000, due on demand	275,000	275,000
Note payable - Dr. David Zehr, bearing interest of 5% per annum, due on demand	-	600,000
Note payable - Dr. David Zehr, bearing interest of 4% per annum, due on demand	-	150,000
Note payable - North American Reserve Corp, non interest bearing, due on demand	-	725,733
Note payable - Brent Bossart, interest of $35,000, due on demand	-	120,000
Note payable - Ronnie Byrd, non interest bearing, due on demand	15,000	15,500
Note payable - Bill Gaines, non interest bearing, due on demand	9,000	7,000
Capnet Risk Management – no written agreement	100,000	100,000
Note payable - Suntrust Bank, bearing interest of 8.99% per annum with 72 monthly payments of $857.86, due June 17, 2013 and Note payable - GMAC, bearing interest of 8.91% per annum with 60 monthly payments of 803.43, due November 14, 2012	82,656	-
Note payable - Greenway, bearing interest of 8.5% per annum with 24 monthly payments of $4,750, due December 2007	-	54,453
Total notes payable	1,981,656	3,547,686
Less current portion	(412,006)	(2,047,686)
Long term note payable	$ 1,569,650	$ 1,500,000

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

	Common	December 31,	December 31,
	Shares	2007	2006

Bill Gaines	1,000,000	$120,000	$ 0
David LeClere	507,000	60,840	17,238
Timothy G. Byrd, Sr	5,000,000	300,000	170,000
Sonny Wooley	7,000,000	540,000	238,000
Peggy Behrens	750,000	90,000	25,500
Total	14,257,000	$1,290,840	$450,738

NOTE 12 – STOCK

COMMON STOCK

The Company's common stock has a par value of $0.001. There are 50,000,000 shares authorized as of December 31, 2007 and December 31, 2006. As of December 31, 2007 and December 31, 2006 the Company had 49,544,226 and 44,544,226 shares issued and outstanding, respectively.

During April 2007, Messrs. Byrd and Wooley were each issued 2,500,000 shares of common stock valued at $325,000, see Note 14.

In November 2007, the Company entered into an investment banking agreement with Aurora Financial Services.  As a portion of its compensation, the Company was to issue Aurora 1,000,000 shares of common stock upfront.  The Company did not have adequate authorized shares to give to Aurora, therefore the Company’s Chairman and Executive Officer each gave Aurora 500,000 personally held, non-restricted shares.  Since the Chairman and Executive Officer gave non-restricted shares on behalf of the Company, the Board approved issuance of 750,000 restricted shares each as repayment.  These shares were valued at 17 cents each on November 12, 2007 based upon the closing market price of the Company’s commons stock and expense to the company of $255,000 was recorded.  The shares have not been issued, as of December 31, 2007 and are part of the stock payable at December 31, 2007.

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

NOTE 13 - EARNINGS PER SHARE

Earnings per share for the year ended December 31, 2007 is computed as follows:

	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net Loss	(1,597,622)
Basic EPS
Loss available to common stockholders	(1,597,622)	48,133,267	(0.03)
Effective Dilutive EPS
Loss available to common stockholders	(1,597,622)	50,000,000*	(0.03)

*As of December 31, 2007, Adino has 49,544,226 shares outstanding. There are 17,257,000 potential common shares or equivalents authorized for issuance to officers, directors and others. All parties have signed an agreement not to force Adino to issue more shares than those that are authorized. Adino only has 50,000,000 shares authorized in its Articles of Incorporation, as of December 31, 2007.   It cannot legally issue more shares than the total number authorized by the Articles of Incorporation. Therefore, for purposes of the above calculation, it is assumed that all of Adino’s authorized shares (50,000,000) are outstanding, rather than the full 66,801,226 that are committed. If the full committed amount were used, the Diluted EPS would be (0.02).

NOTE 14 - STOCK OPTIONS / STOCK WARRANTS

The Company’s employment agreement with Mr. Byrd and Mr. Wooley provide that they will be paid a salary of $156,000 per year. However, during 2003 - 2006, Mr. Byrd’s and Wooley’s salaries accrued but were not paid due to the Company’s severe cash flow problems. Mr. Byrd and Wooley may require the Company to pay the accrued amounts at any time.

In 2006, Mr. Byrd and Wooley each elected to convert a portion of their accrued salaries into Adino stock. As a result, the Company agreed to issue Mr. Byrd and Mr. Wooley 5,000,000 shares each of common stock. On April 13, 2007, they each exercised and were issued 2,500,000 shares of common stock. The remaining shares of common stock to be issued are reflected in our stock payable liability at December 31, 2007.

On April 3, 2007, Mr. Byrd and Mr. Wooley again elected to and the board approved conversion of part of their accrued salaries into Adino stock options.  To that end, the Company issued 12,000,000 stock options to each officer to purchase 12,000,000 shares of Adino stock for an exercise price of $0.03 cents per share.  Each officer relinquished $100,000 of accrued compensation for the options.  Using the Black-Scholes valuation model, and an expected life of two years, volatility of 262%, and a discount rate of 4.57% the Company has determined the aggregate value of the 24,000,000 five year warrants to be $717,412.  As the warrants are fully purchased and vested, this resulted in a net expense to the Company of $517,412 (after considering the $200,000 already accrued). Subsequently, on November 10, 2007, both Mr. Byrd and Mr. Wooley relinquished and returned to Adino 9,000,000 warrants, each.  The total reduction in authorized but outstanding shares of 18,000,000, resulted in reinstatement of $75,000 of accrued compensation to each officer and reduction of consulting expense of $538,059, or 75% of the original expense to the Company.

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

In September 2007, the Company entered into a consulting agreement with Small Cap Support Services, Inc. (“Small Cap”) to provide investor relations services.  In addition to monthly compensation, Small Cap is entitled to 500,000 options, vesting ratably over 8 quarters, through August 30, 2009, priced at 166,667 shares at .15, .25, and .35, each.  Using the Black-Scholes valuation model and an expected life of 3.5 years, volatility of 271.33%, and a discount rate of 4.53% the Company has determined the aggregate value of the 500,000 seven year options to be $59,126, the vested amount of $14,782 was recorded as stock-based compensation expense during the year ended December 31, 2007.

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

NOTE 15 – LAWSUIT SETTLEMENT

In 2005, a lawsuit was filed putting IFL’s ownership of the terminal in question. At the time of these lawsuits, Adino’s note to NARC was in default. The amount outstanding under the note was $725,733. In addition, Adino’s notes and debentures to Dr. Zehr in the principal amount of $3,100,000 plus accrued interest were in default.

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

As a result of these transactions, all claims by and against all parties except Mr. Peoples were released. In addition, all liens pending on IFL’s property were released. The complete lawsuit settlement resulted in a net gain to Adino Energy and Intercontinental Fuels of $1,480,383.   Due to the terminal sale / leaseback transaction, the gain is being recognized over the life of the 18 month lease.  In 2007, gain was recognized for 9 months or $740,192.

NOTE 16 – CONTINGENCIES

 Adino Energy Corporation v. CapNet Securities Corporation

On July 20, 2007, the Company filed suit against CapNet Securities Corporation, its former investment banking firm (“CapNet”), in the 189th Judicial District Court of Harris County, Texas under Cause No. 2007-44066.

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

NOTE 18 – SUBSEQUENT EVENTS

On January 30, 2008, the Company held its annual stockholders meeting at the corporate offices in Houston, Texas.  At the meeting, the shareholders unanimously approved the following:

a.

Directors Timothy G. Byrd, Sr., Sonny Wooley and Peggy Behrens were all re-elected for another term.

b.

The Company’s articles of incorporation were amended to increase the number of authorized common shares from 50,000,000 to 500,000,000.

c.

The Company changed its name from Consolidated Medical Management, Inc. (dba Consolidated Minerals Management, Inc.) to Adino Energy Corporation.

The shareholders did not approve the Company’s desire to re-domicile in Wyoming.  The Company remains a Montana corporation.

NOTE 19 –(Unaudited) RESTATEMENT OF THE YEARS ENDED 2003, 2004, 2005 AND 2006

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

The Company had several notes that were in default and as such, did not accrue interest during the years 2003, 2004, 2005 or 2006 on those notes.  The interest for all notes has now been posted to the appropriate years and is reflected in the attached restated Balance Sheets and Statements of Operations for the years ended December 31, 2003, 2004,  2005 and 2006.

(Unaudited)  RESTATEMENT SCHEDULES FOR 2003 AND 2004

December 31. 2003	December 31. 2004

	As Reported	Adjustments		As Restated	As Reported	Adjustments		As Restated
Summary Balance Sheet

Assets
Cash	13,659	6,636	A	20,295	9,455	1,152	A	10,607
Accounts Receivable	-	5,000	A	5,000	-	-		-
Oil and Gas Producing Assets	60,000	-		60,000	60,000	-		60,000
Notes Receivable	2,786,000	(1,656,000)	A	1,130,000	2,506,000	(1,656,000)	A	850,000
Fixed Assets	-	3,916,959	A	3,916,959	-	3,724,758	A	3,724,758
Goodwill	-	357,940	A	357,940	-	357,940	A	357,940
Investment in IFL	1,320,000	(1,320,000)	A	-	1,600,000	(1,600,000)	A	-
Other Assets	-	95,107	A	95,107	-	89,108	A	89,108

Total Assets	4,179,659	1,405,642		5,585,301	4,175,455	916,958		5,092,413

Liabilities
Accounts Payable	109,132	12,856	A	121,988	-	288,686	A	288,686
Accrued Liabilities	339,157	377,776	A	716,933	220,066	295,791	A	515,857
Accrued Interest	-	121,863	C	121,863	-	326,164	C	326,164
Notes Payable - Current Portion	80,493	(80,493)	A	-	-	-		-
Stock Payable	-	-		-	-	3,750	A	3,750
Convertible Debentures	465,000	(465,000)	A	-	-	-		-
Notes Payable	150,000	1,871,226	A	2,021,226	150,000	1,445,733	A	1,595,733
Derivative Liability	-	-		-	-	2,046,417	B	2,046,417
Debentures Payable	350,000	-		350,000	350,000	522,299	B	872,299

Total Current Liabilities	1,493,782	1,838,228		3,332,010	720,066	4,928,840		5,648,906

Long Term Liabilities
Debenture Payable	2,000,000	-		2,000,000	2,000,000	(2,000,000)	B	-
Note Payable - Dr. Zehr	600,000	(600,000)	A	-	600,000	(600,000)	A	-

Total Long Term Liabilities	2,600,000	(600,000)		2,000,000	2,600,000	(2,600,000)		-
Total Liabiilities	4,093,782	1,238,228		5,332,010	3,320,066	2,328,840		5,648,906

Stockholder's Equity
Minority Interest	-	598,989	A	598,989	-	348,778	A	348,778
Preferred Stock	-	-		-	-	-		-
Common Stock	44,173	-		44,173	44,544	-		44,544
Additional Paid in Capital	4,047,605	1,130,000	A	5,177,605	4,332,172	2,120,616	A	6,452,788
Retained Earnings	(4,005,901)	(1,561,575)	A	(5,567,476)	(3,521,327)	(3,881,276)	A	(7,402,603)
Total Stockholder's Equity	85,877	167,414		253,291	855,389	(1,411,882)		(556,493)

Total Liabilities and Equity	4,179,659	1,405,642		5,585,301	4,175,455	916,958		5,092,413

Legend:

A - Amounts adjusted due to consolidation of majority owned subsidiary, Intercontinental Fuels, LLC
B - Amount adjusted to properly account for convertible debenture and bifurcated embedded derivative

C - Amount adjusted to reflect additional interest associated with notes receivable / payable

(Unaudited) RESTATEMENT SCHEDULES FOR 2003 AND 2004

December 31. 2003	December 31. 2004

Consolidated Income Statement	As Reported	Adjustments		As Restated	As Reported	Adjustments		As Restated

Revenues	1,245,042	(1,161,667)	A	83,375	25,000	-	A	25,000
COGS	-	-		-	-	5,301	A	5,301
Gross Margin	1,245,042	(1,161,667)		83,375	25,000	(5,301)		19,699

Operating Expenses
Well Expenses	36,245	-		36,245	-	-		-
Personnel Costs	78,000	48,807	A	126,807	96,000	(48,024)	A	47,976
Consulting	376,691	(10,161)	A	366,530	426,351	93,295	A	519,646
Other Expenses	79,506	20,359	A	99,865	17,893	49,433	A	67,326
Legal and Professional	65,575	4,089	A	69,664	1,578	159,845	A	161,423
Depreciation	-	65,927	A	65,927	-	198,376	A	198,376
G&A & Office Expenses	13,678	183,381	A	197,059	8,388	67,112	A	75,500

Total Operating Expense	649,695	312,402		962,097	550,210	520,037		1,070,247
Income (Loss) from Operations	595,347	(1,474,069)		(878,722)	(525,210)	(525,338)		(1,050,548)

Other Income (Expense)	-	-		-	1,009,784	(1,009,784)	A	-
Interest Expense	(81,370)	(119,731)	C	(201,101)	-	(765,090)	C	(765,090)
Interest Income	-	32,469	C	32,469	-	104,202	C	104,202
Extinguishment of Debt	-	-		-	-	(327,485)	A	(327,485)
Derivative Gain/loss	-	-		-	-	(46,417)	B	(46,417)
Minority Interest in Loss	-	149,051	A	149,051	-	250,211	A	250,211
Net Income (Loss)	513,977	(1,412,280)		(898,303)	484,574	(2,319,701)		(1,835,127)

Earnings per share, basic	0.01			(0.02)	0.01			(0.04)
Earnings per share, diluted	0.01			(0.02)	0.01			(0.04)
Weighted Avg # of shares	44,124,285			44,124,285	44,544,223			44,544,223

Legend:

A - Amounts adjusted due to consolidation of majority owned subsidiary, Intercontinental Fuels, LLC
B - Amount adjusted to properly account for convertible debenture and bifurcated embedded derivative

C - Amount adjusted to reflect additional interest associated with notes receivable / payable

(Unaudited) RESTATEMENT SCHEDULES FOR 2005 AND 2006

December 31. 2005	December 31. 2006

	As Reported	Adjustments		As Restated	As Reported	Adjustments		As Restated
Summary Balance Sheet

Assets
Cash	-	-		-	14,223	-		14,223
Accounts Receivable	-	-		-	137,945	-		137,945
Oil and Gas Producing Assets	60,000	-		60,000	-	-		-
Notes Receivable	2,506,000	(1,656,000)	A	850,000	1,091,813	(241,813)	A	850,000
Fixed Assets	-	3,526,314	A	3,526,314	3,172,473	155,748	A	3,328,221
Goodwill	-	183,551	A	183,551	-	1,559,240	A	1,559,240
Investment in IFL	1,600,000	(1,600,000)	A	-	1,500,000	(1,500,000)	A	-
Other Assets	-	171,508	A	171,508	11,920	241,988	A	253,908

Total Assets	4,166,000	625,373		4,791,373	5,928,374	215,163		6,143,537

Liabilities
Accounts Payable	469,536	(180,382)	A	289,154	1,691,300	(1,308,708)	A	382,592
Accrued Liabilities	-	734,857	A	734,857	38,278	1,151,215	A	1,189,493
Accrued Interest	-	530,465	C	530,465	-	794,766	C	794,766
Notes Payable - Current Portion	-	-		-	1,941,016	106,670	A	2,047,686
Stock Payable	-	3,200	A	3,200	37,500	413,238	A	450,738
Convertible Debentures	-	-		-	-	-		-
Debenture Payable	2,000,000	(241,497)	B	1,758,503	2,000,000	-		2,000,000
Derivative Liability	-	1,771,584	B	1,771,584	-	4,262,010	B	4,262,010
Debentures Payable	350,000	-		350,000	350,000	-		350,000

Total Current Liabilities	2,819,536	2,618,227		5,437,763	6,058,094	5,419,191		11,477,285

Long Term Liabilities
Notes Payable	150,000	495,733	A	645,733	1,500,000	-		1,500,000
Note Payable - Dr. Zehr	600,000	-		600,000	-	-		-

Total Long Term Liabilities	750,000	495,733		1,245,733	1,500,000	-		1,500,000
Total Liabiilities	3,569,536	3,113,960		6,683,496	7,558,094	5,419,191		12,977,285

Stockholder's Equity
Minority Interest	-	124,310	A	124,310	-	-		-
Preferred Stock	-	-		-	-	-		-
Common Stock	44,544	-		44,544	44,544	-		44,544
Additional Paid in Capital	4,332,172	2,120,616	A	6,452,788	4,332,172	2,120,616	A	6,452,788
Retained Earnings	(3,780,252)	(4,733,513)	A	(8,513,765)	(6,006,436)	(7,324,644)	A	(13,331,080)
Total Stockholder's Equity	596,464	(2,488,587)		(1,892,123)	(1,629,720)	(5,204,028)		(6,833,748)

Total Liabilities and Equity	4,166,000	625,373		4,791,373	5,928,374	215,163		6,143,537

Legend:

A - Amounts adjusted due to consolidation of majority owned subsidiary, Intercontinental Fuels, LLC
B - Amount adjusted to properly account for convertible debenture and bifurcated embedded derivative

C - Amount adjusted to reflect additional interest associated with notes receivable / payable

(Unaudited) RESTATEMENT SCHEDULES FOR 2005 AND 2006

December 31. 2005	December 31. 2006

Consolidated Income Statement	As Reported	Adjustments		As Restated	As Reported	Adjustments		As Restated

Revenues	-	-		-	760,313	-		760,313
COGS	-	-		-	142,988	-		142,988
Gross Margin	-	-		-	617,325	-		617,325

Operating Expenses
Well Expenses	-	-		-	-	-		-
Personnel Costs	96,000	(96,000)	A	-	70,394	7,200	A	77,594
Terminal Management	-	-		-	75,322	-		75,322
Consulting	132,000	15,921	A	147,921	1,215,663	(95,302)	A	1,120,361
Other Expenses	5,925	(1,149)	A	4,776	223,151	(6,501)	A	216,650
Legal and Professional	25,000	-		25,000	105,216	5,358	A	110,574
Depreciation	-	198,444	A	198,444	234,625	(36,531)	A	198,094
G&A & Office Expenses	-	1,751	A	1,751	147,706	39,191	A	186,897

Total Operating Expense	258,925	118,967		377,892	2,072,077	(86,585)		1,985,492
Income (Loss) from Operations	(258,925)	(118,967)		(377,892)	(1,454,752)	86,585		(1,368,167)

Other Income (Expenses)	-	-		-	(100,365)	-		(100,365)
Interest Expense	-	(1,090,503)	C	(1,090,503)	(65,786)	(815,012)	C	(880,798)
Interest Income	-	82,400	C	82,400	291,854	(209,413)	C	82,441
Extinguishment of debt	-	-		-	-	-		-
Derivative Gain/loss	-	274,833	B	274,833	-	(2,490,426)	B	(2,490,426)
Oil and Gas writeoff	-	-		-	(60,000)	-		(60,000)

Net Income (Loss)	(258,925)	(852,237)		(1,111,162)	(1,389,049)	(3,428,266)		(4,817,315)

Earnings per share, basic	(0.01)			(0.02)	(0.03)			(0.11)
Earnings per share, diluted	(0.01)			(0.02)	(0.03)			(0.11)
Weighted Avg # of shares	44,544,361			44,544,361	44,544,226			44,544,226

Legend:

A - Amounts adjusted due to consolidation of majority owned subsidiary, Intercontinental Fuels, LLC
B - Amount adjusted to properly account for convertible debenture and bifurcated embedded derivative

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

PEGGY BEHRENS, SECRETARY AND DIRECTOR

Ms. Behrens joined Adino in 1998 as Secretary and director. Prior to 1998, Ms. Behrens worked as the Administrator and Director of Nurses from 1996-1998 for Health Link Home Care.

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

Mr. Byrd’s and Mr. Wooley’s salaries have accrued on the Company’s books, but because of the Company’s poor liquidity and cash flow, they have not been paid. In December 2006, we agreed to allow Messrs. Byrd and Wooley to convert their accrued salaries into stock of the Company at the conversion rate of $0.007 cents per share. This stock is not additional compensation to Messrs. Byrd and Wooley; it represents a partial payment of their accrued salaries. Nonetheless, we are required to record this as a stock-based compensation expense. In December 2006, both Mr. Byrd and Mr. Wooley were issued 2,500,000 shares apiece under this arrangement.

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

(1) The address of each beneficial owner is 2500 CityWest Boulevard, Suite 300, Houston, Texas 77042.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

TRANSACTIONS WITH RELATED PERSONS

In October 2007, the Company hired a new investment banking firm, Aurora Financial Services LLC (“Aurora”). Under the Company’s investment banking agreement with Aurora, the Company was required to make an upfront payment of 1,000,000 shares of stock to Aurora. However, the Company did not have sufficient authorized stock to make this payment. As a result, Mr. Byrd, our CEO, and Mr. Wooley, our Chairman, transferred 500,000 shares of stock apiece to Aurora in order to satisfy this expense. They agreed with Aurora that they would retain voting rights to this stock until the Company’s annual meeting. The stock that Messrs. Byrd and Wooley transferred to Aurora was valued at $170,000.

In connection with the Aurora transaction, the Company agreed to reimburse Mr. Byrd and Mr. Wooley with 750,000 shares apiece. The Company deemed it appropriate to repay this expense with 500,000 extra shares due to the fact that the shares that Messrs. Byrd and Wooley transferred to Aurora on the Company’s behalf were no longer restricted, but the shares that the Company would issue to them in reimbursement would be restricted. The Company therefore thought it appropriate to reimburse Mr. Byrd and Mr. Wooley with an extra 250,000 shares apiece for the extra time that they would have to wait in order to sell their shares.

The full amount of the reimbursement to Mr. Byrd and Wooley was $85,000, calculated as the closing price of the Company’s stock on the date of the approval of the reimbursement by the full Board of Directors.

DIRECTOR INDEPENDENCE

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

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the undersigned has duly caused this Form 10-KSB to be signed on its behalf by the undersigned, there unto duly authorized, in the City of Houston, Texas on April 21, 2008.

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

Name and Title

Date

/s/Sonny Wooley

Chairman of the Board

April 21, 2008

------------------------

of Directors

Sonny Wooley

/s/Timothy G. Byrd, Sr.

Chief Executive Officer,

April 21, 2008

---------------------------

Chief Financial Officer,

Timothy G. Byrd, Sr.

and Director

/s/ Peggy Behrens

Secretary and Director

April 21, 2008

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

Date: April 21, 2008

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

Date: April 21, 2008

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

Date: April 21, 2008

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

Date: April 21, 2008

/s/

Timothy G. Byrd, Sr.