Form 10QSB
period 2008-03-31
ADINO ENERGY CORP
filed 2008-05-15
CIK 700815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

CityplaceWASHINGTON, StateD.C. PostalCode20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

Commission File #333-74638

ADINO ENERGY CORPORATION

(Exact name of registrant as specified in its charter)

MONTANA

(State or other jurisdiction of incorporation or organization)

82-0369233

(IRS Employer Identification Number)

Streetaddress2500 City West Boulevard, Suite 300

CityplaceHouston, StateTexas PostalCode77042

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

Common Stock,

par value $.001 per share

49,544,226 (as of May 11, 2008)

Transitional Small Business Disclosure Format (Check one): Yes [] No [X]

ITEM 1. FINANCIAL STATEMENTS.

ADINO ENERGY CORPORATION

Consolidated Balance Sheets

AS OF MARCH 31, 2008 AND DECEMBER 31, 2007

(Unaudited)

	March 31, 2008	December 31, 2007
ASSETS
Cash in bank	$74,269	$91,264
Accounts receivable	261,251	301,765
Prepaid assets	4,033	3,896
Inventory	33,923	4,177
Total current assets	373,476	401,102

Fixed assets, net of accumulated depreciation of $228,257 and $168,518, respectively	3,187,012	3,246,750
Goodwill	1,559,240	1,559,240
Notes receivable	750,000	750,000
Other assets	330,208	312,658
Total non-current assets	5,826,460	5,868,648

TOTAL ASSETS	$6,199,936	$6,269,750

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable	$912,014	$888,140
Accrued liabilities	1,406,936	1,453,164
Notes payable – related party	22,500	15,000
Notes payable – current portion	397,301	397,006
Lease obligation – terminal	3,418,617	3,355,984
Stock payable	968,130	1,290,840
Interest payable	247,500	210,000
Deferred gain on sale/leaseback	493,460	740,191
Total current liabilities	7,866,458	8,350,325

Notes payable	1,566,213	1,569,650

TOTAL LIABILITIES	9,432,671	9,919,975

STOCKHOLDERS’ DEFICIT
Preferred stock, $.001 par value, 20,000,000 shares authorized, no shares outstanding	-	-
Capital stock, $0.001 par value, 50,000,000 shares authorized, 49,544,226 shares issued and outstanding at March 31, 2008 and December 31, 2007	49,544	49,544
Additional paid in capital	11,236,324	11,228,933
Retained deficit	(14,518,603)	(14,928,702)
Total stockholders’ deficit	(3,232,735)	(3,650,225)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$6,199,936	$6,269,750

The accompanying notes are an integral part of these financial statements.

ADINO ENERGY CORPORATION

Consolidated Statements of Operations

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

(Unaudited)

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007 (Restated)
REVENUES AND GROSS MARGIN
Revenues	$ 444,203	$ 225,675
Cost of product sales	91,264	34,339
Gross margin on sales	352,939	191,336

OPERATING EXPENSES
Payroll and related expenses	-	45,559
Terminal management	105,000	22,500
General and administrative	35,702	100,812
Legal and professional	69,499	266,015
Consulting fees	104,891	68,000
Repairs	4,979	109,016
Depreciation expense	59,739	16,444
Operating supplies	1,208	2,889
Total operating expenses	381,018	631,235

OPERATING LOSS	(28,079)	(439,899)

OTHER INCOME AND EXPENSES
Interest income	18,975	20,181
Interest expense	(150,239)	(82,884)
Gain (loss) on stock payable valuation	322,710	173,028
Other expense	-	(25,198)
Gain from lawsuit	246,732	-
Total other income and expense	438,178	85,127

NET INCOME (LOSS)	$ 410,099	$ (354,772)

Net income (loss) per share, basic	$ 0 .01	$ (0.01)

Net income (loss) per share, fully diluted (64,517,310 shares as of March 31, 2008 and 50,000,000 shares as of December 31, 2007) See Note 13	$ 0 .01	$ (0.01)

Weighted average shares outstanding	49,544,226	44,544,226

The accompanying notes are an integral part of these financial statements.

ADINO ENERGY CORPORATION

Consolidated Statement of Changes in Stockholders’ Deficit

FOR THE THREE MONTHS ENDED MARCH 31, 2008

(Unaudited)

	Shares	Amount	Additional Paid in Capital	Retained Deficit	Total

Balance December 31, 2007	49,544,226	$49,544	$11,228,933	$(14,928,702)	$(3,650,225)

Options issued for services			7,391		7,391
Net income				410,099	410,099

Balance March 31, 2008	49,544,226	$49,544	$11,236,324	$(14,518,603)	$(3,232,735)

The accompanying notes are an integral part of these financial statements.

ADINO ENERGY CORPORATION

Consolidated Statements of Cash Flows

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

(Unaudited)

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007 (Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ 410,099	$ (354,772)

Adjustments to reconcile net income loss to net cash provided by (used in) operating activities:
Depreciation and amortization	59,739	16,444
Warrants and options issued for services	7,391	-
Gain on stock payable valuation	(322,710)	(173,028)
Gain from lawsuit	(246,732)	-

Change in operating assets and liabilities:
Accounts receivable	40,515	34,380
Inventory	(29,746)	(31,230)
Other assets	(17,688)	(18,912)
Accounts payable and accrued liabilities	15,146	720,971
Lease obligation	62,633	-
Net cash provided by (used in) operating activities	(21,353)	193,853

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(143,523)
Net cash used in investing activities	-	(143,523)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on note payable – related party	10,000	-
Principal payments on note payable – related party	(5,642)	-
Net cash provided by financing activities	$ 4,358	$ -

Net change in cash and cash equivalents	(16,995)	50,330
Cash and cash equivalents, beginning of period	91,264	14,223
Cash and cash equivalents, end of period	$ 74,269	$ 64,553

Cash paid for:
Interest	$ -	$ -
Income taxes	-	-

Supplemental disclosures of non-cash information:

Exchange of debenture and terminal for liabilities including convertible debenture	$ -	$ 1,324,516

Additional interest in IFL in exchange for a note payable	$ -	$ -
Extinguishment of derivative liability	$ -	$ 4,262,010

The accompanying notes are an integral part of these financial statements.

ADINO ENERGY CORPORATION.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Adino Energy Corporation have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in Adino Energy Corporation’s Annual Report filed with the SEC on Form 10-KSB.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2007 as reported elsewhere in this Form 10-QSB have been omitted.

NOTE 2 - GOING CONCERN

As of March 31, 2008, the Company has a working capital deficit of $7,492,982 and a retained deficit of $14,518,603 These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern depends upon its ability to obtain funding for its working capital deficit. $3,418,617 of the working capital deficit represents the purchase price for the terminal assets which are currently under a capital lease.  The Company believes that the market value of the terminal assets is significantly greater than the total working capital deficit and that current cash flow is adequate to support a longer term financing package to satisfy the working capital deficit.  These factors lead the Company to expect that the terminal financing will include additional capital to service and pay down existing obligations. Certain officers and directors have agreed in writing to postpone payment if necessary should the Company need capital it would otherwise pay these individuals. Lastly, the Company plans to grow through merger and acquisition opportunities including the expansion of existing business opportunities. The Company expects these growth opportunities to be financed by a combination of equity and debt capital; however, in the event the Company is unable to obtain additional debt and equity financing; the Company may not be able to continue its operations.

NOTE 3 - LEASE COMMITMENTS

The company entered into a lease commitment April 1, 2007.  IFL agreed to lease the terminal from country-region17617 Aldine Westfield Road, LLC for 18 months at $15,000 per month with an option to purchase the terminal for $3.55 million by July 31, 2008. AEC has evaluated this lease and determined this lease qualifies as a capital lease for accounting purposes.  The terminal has been capitalized at $3,179,572, calculated using the present value of monthly rent at $15,000 for the months April 2007 – July 2008 and  the final purchase price of $3.55 million discounted at IFL’s incremental borrowing rate of 12.75%.  The terminal is being depreciated over its useful life of 15 years resulting in monthly depreciation expense of $17,664.  As the purchase must be exercised by July 31, 2008, the entire lease obligation is a current liability. As of March 31, 2008 the carrying value of the capital lease liability is $3,418,617.

NOTE 4 – EQUIPMENT

The following is a summary of this category:

	March 31, 2008	December 31, 2007
Vehicles	$86,217	$86,217
Leasehold Improvements	146,144	146,144
Office Equipment	3,336	3,335
Terminal-Capital Lease	3,179,572	3,179,572
Subtotal	3,415,268	3,415,268
Less: Accumulated Depreciation	(228,257)	(168,518)
Total	$3,187,012	$3,246,750

The useful life for terminal equipment and related leasehold improvements is 15 years. Office equipment and vehicles are being deprecated over three and five years, respectively.

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

On August 7, 2006 we purchased our shares and options back from Mr. Sundlun. The entire amount due from Mr. Sundlun and payable to Mr. Sundlun are both reported at gross in our financial statements. Our net notes receivable and payable to and from Mr. Sundlun is a net payable of $750,000.

A schedule of the balances at March 31, 2008 and December 31, 2007 is as follows:

	March 31, 2008	December 31, 2007

Sundlun	$750,000	$750,000
Total	$750,000	$750,000

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

Adino evaluated the aggregate goodwill for impairment in accordance with SFAS 142 Goodwill and Other Intangible Assets at December 31, 2007. Adino determined that the fair value of the reporting unit exceeds its carrying amount and hence the goodwill is not impaired.

NOTE 7 – ACCRUED LIABILITIES

Other liabilities and accrued expenses consisted of the following as of March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007

Accrued Salaries	$ 1,260,936	$ 1,311,789
Accrued Accounting and Legal Fees	140,600	140,600
Accrued Taxes	5,400	775
Total	$ 1,406,936	$ 1,453,164

NOTE 8 - NOTES PAYABLE

	March 31 2008	December 31 2007

Note payable - Stuart Sundlun, bearing interest of 10% per annum, due August 7, 2011	$1,500,000	$1,500,000
Note payable - Gulf Coast Fuels, bearing interest of $25,000, due on demand	275,000	275,000
Note payable - Bill Gaines, non interest bearing, due on demand	9,000	9,000
Capnet Risk Management – no written agreement	100,000	100,000
Note payable - Suntrust Bank, bearing interest of 8.99% per annum with 72 monthly payments of $857.86, due June 17, 2013 Note payable - GMAC, bearing interest of 8.91% per annum with 60 monthly payments of 803.43, due November 14, 2012	79,514	82,656
Total Notes Payable	1,963,514	1,966,656
Less: Current Portion	(397,301)	(397,006)
Notes Payable – Long Term	$ 1,566,213	$ 1,569,650

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

NOTE 11 – STOCK PAYABLE

As of December 31, 2007, the Company had 50,000,000 shares of common stock authorized and 49,544,226 shares issued.  The Company entered into several stock option / warrant agreements with the Chairman and Executive Officer, but was unable to issue those shares.  The officers agreed to not force issuance until the Company’s shareholders authorized additional capital.  At the Company’s annual meeting in January, 2008, the shareholders increased the authorized capital to 500,000,000 shares of common stock.  At March 31, 2008 and December 31, 2007, the following common stock shares were payable to the following parties:

	Common	March 31	December 31,
	Shares	2008	2007

Bill Gaines	1,000,000	$ 90,000	$120,000
David LeClere	507,000	45,630	60,840
Timothy G. Byrd, Sr	3,250,000	292,500	390,000
Sonny Wooley	5,250,000	472,500	630,000
Peggy Behrens	750,000	67,500	90,000
Total	10,757,000	$ 968,130	$1,290,840

NOTE 12 – STOCK

COMMON STOCK

The Company's common stock has a par value of $0.001. There are 50,000,000 shares authorized and 49,544,226 shares issued and outstanding  as of March 31, 2008 and December 31, 2007.

In November 2007, the Company entered into an investment banking agreement with Aurora Financial Services.  As a portion of its compensation, the Company was to issue country-regionAurora 1,000,000 shares of common stock upfront.  The Company did not have adequate authorized shares to give to country-regionAurora, therefore the Company’s Chairman and Executive Officer each gave country-regionAurora 500,000 personally held, non-restricted shares.  Since the Chairman and Executive Officer gave non-restricted shares on behalf of the Company, the Board approved issuance of 750,000 restricted shares each as repayment.  These shares were valued at 17 cents each on November 12, 2007 based upon the closing market price of the Company’s commons stock and expense to the company of $255,000 was recorded.  The shares have not been issued as of December 31, 2007 and are part of the stock payable at December 31, 2007.

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

NOTE 13 - EARNINGS PER SHARE

Earnings per share for the period ended March 31, 2008 is computed as follows:

	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net Income	410,099
Basic EPS
Income available to common stockholders	410,099	49,544,226.01
Effective Dilutive EPS *
Income available to common stockholders	410,099	64,517,310.01

*As of March 31, 2008, Adino has 49,544,226 shares outstanding and there are an additional 10,757,000 shares payable to officers, directors and others (See Note 11).  The Company uses the treasury stock method to determine whether any outstanding options or warrants are to be included in the diluted earnings per share calculation.  As of March 31, 2008, Adino had 6,000,000 earned options outstanding to officers, exercisable at $0.03 each.  Using an average share price for the quarter ended March 31, 2008 of $0.1009, the options result in an additional possible dilution of 4,216,084 shares.  This results in 64,517,310 shares used in the above calculation.  An additional 187,500 options have been earned, but are not “in the money” and are there not included in this calculation, due to their anti-dilutive effect.

NOTE 14 - STOCK OPTIONS / STOCK WARRANTS

The Company’s employment agreement with Mr. Byrd and Mr. Wooley provide that they will be paid a salary of $156,000 per year. However, during 2003 - 2006, Mr. Byrd’s and Wooley’s salaries accrued but were not paid due to the Company’s severe cash flow problems. Mr. Byrd and  Mr. Wooley may require the Company to pay the accrued amounts at any time.

In 2006, Mr. Byrd and Mr. Wooley each elected to convert a portion of their accrued salaries into Adino stock. As a result, the Company agreed to issue Mr. Byrd and Mr. Wooley 5,000,000 shares each of common stock. On April 13, 2007, they each exercised and were issued 2,500,000 shares of common stock. The remaining shares of common stock to be issued are reflected in our stock payable liability at March 31, 2008.

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

The Company awarded Ms. Behrens 750,000 shares of restricted stock for her service as a director in 2004, 2005 and 2006. None of these shares have actually been issued to her, however. This resulted in an accrued expense of $90,000 at December 31, 2007 and $25,500 at December 31, 2006 for these shares based upon the fair market value of the shares the balance sheet date and is reflected in our stock payable liability at December 31, 2007.

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

In November 2007, the Company entered into an agreement with Ms. Nancy Finney, the Company’s Controller. In addition to monthly compensation, Ms. Finney is entitled to 500,000 options, vesting over 24 months as certain milestones are met. In accordance with SFAS 123(R), these options will be expensed at their fair value over the requisite service period. As of December 31, 2007 and March 31, 2008, none of the contingencies included in this grant have been met and as a result no expense has been recorded.

NOTE 15 – LAWSUIT SETTLEMENT

In 2005, a lawsuit was filed putting IFL’s ownership of the terminal in question. At the time of these lawsuits, Adino’s note to NARC was in default. The amount outstanding under the note was $725,733. In addition, Adino’s notes and debentures to Dr. Zehr in the principal amount of $3,100,000 plus accrued interest were in default.

On March 23, 2007, the Company settled all litigation with all parties to this transaction. In the settlement, IFL released its claim of ownership of the terminal in favor of NARC. country-region17617 Aldine Westfield Road, LLC, an entity controlled by Dr. Zehr, then purchased the terminal from NARC for total consideration of $1.55 million ($150,000 in cash and a $1.4 million note). Simultaneously with these transactions, IFL agreed to lease the terminal from country-region17617 Aldine Westfield Road, LLC for 18 months at $15,000 per month with an option to purchase the terminal for $3.55 million at the end of the lease. In return for the lease, all debentures owed to Dr. Zehr were extinguished.

As a result of these transactions, all claims by and against all parties except Mr. Peoples were released. In addition, all liens pending on IFL’s property were released. The complete lawsuit settlement resulted in a net gain to Adino Energy and Intercontinental Fuels of $1,480,383.   Due to the terminal sale / leaseback transaction, the gain is being recognized over the life of the 18 month lease, starting April 1, 2007.  During the three months ended March 31, 2008, a gain was recognized for $246,732.

NOTE 16 – CONTINGENCIES

 Adino Energy Corporation v. CapNet Securities Corporation

On July 20, 2007, the Company filed suit against CapNet Securities Corporation, its former investment banking firm (“CapNet”), in the 189th country-regioncountry-regionJudicial District Court of Harris County, country-regionTexas under Cause No. 2007-44066.

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

The Company believes that it is more likely than not that a loss will occur in connection with this event, although the Company is unable to accurately determine the amount of the loss. Therefore, we have accrued a liability of $100,000 in connection with this contingency which is equal to a previous payable disputed by Adino.

This case is currently set for trial in September 2008.

NOTE 17 – CONCENTRATIONS

The Company had customer revenue concentrations of 77% at March 31, 2008 (2 customers comprising 39% and 38% of total revenue) and 72% at March 31, 2007 (two customers).

NOTE 18 – SUBSEQUENT EVENTS

On January 30, 2008, the Company held its annual stockholders meeting at the corporate offices in country-regioncountry-regionHouston, country-regionTexas.  At the meeting, the shareholders approved the following:

a.

Directors Timothy G. Byrd, Sr., Sonny Wooley and Peggy Behrens were all re-elected for another term.

b.

The Company’s articles of incorporation were amended to increase the number of authorized common shares from 50,000,000 to 500,000,000.

c.

The Company changed its name from Consolidated Medical Management, Inc. (dba Consolidated Minerals Management, Inc.) to Adino Energy Corporation.

The shareholders did not approve the Company’s desire to re-domicile in country-regionWyoming.  The Company remains a country-regionMontana corporation.

NOTE 19 – UNAUDITED RESTATEMENT OF QUARTER ENDED MARCH 31, 2007

The Company has restated its quarterly financial statements from amounts previously reported for periods ended March 31, 2007. The Company has determined that there were certain errors in the amounts as reported previously.

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

The Company had several notes that were in default and as such, did not accrue interest during the years 2003, 2004, 2005 or 2006 on those notes.  The interest for all notes has now been posted to the appropriate years and the current period effects of those entries are reflected in the attached restated Balance Sheets and Statements of Operations for the quarter ended March 31, 2007.

As of March 23, 2007, the Company settled all litigation associated with its terminal located at country-region17617 Aldine Westfield Rd, country-regionHouston, country-regionTX.  As part of the settlement, the company entered into a sale/leaseback transaction for the terminal.  The Company has corrected the financials statements to properly account for that asset and the associated gain with that transaction.

We also did not properly account for the consolidation of our subsidiary Intercontinental Fuels, LLC, which is corrected in these financial statements.

The overall impact to the balance sheet of the company as of March 31, 2007 was a decrease in net assets of $1,527,575.  The effect on our statement of operations was an increase in net loss of $585,558 or $0.02 per share of our common stock.

RESTATEMENT OF QUARTER ENDED MARCH 31, 2007 (Unaudited)

March 31. 2007

	As Reported	Adjustments		As Restated
Unaudited Summary Balance Sheet

Assets
Cash	$ 64,553	-		$ 64,553
Accounts Receivable	123,565	(20,000)	E	103,565
Inventory	31,230	-		31,230
Notes Receivable	1,005,208	-		1,005,208
Fixed Assets	99,492	(99,492)	D	-
Capital Lease, net of Depreciation	-	3,179,572	D	3,179,572
Goodwill	-	1,559,240	D	1,559,240
Investment in IFL	1,500,000	(1,500,000)	D	-
Other Assets	10,217	(10,217)	E	-

Total Assets	$2,834,265	3,109,103		$ 5,943,368

Liabilities
Accounts Payable	$ 627,544	162,916		$ 790,460
Accrued Liabilities	1,538,302	(448,095)	E	1,090,207
Accrued Interest	98,333	(833)	C	97,500
Notes Payable - Current Portion	391,270	34,806	C	426,076
Stock Payable	37,500	240,210	A	277,710
Lease Obligation	-	3,179,572	D	3,179,572
Deferred Gain	-	1,480,383	D	1,480,383
Other Payables	40,250	(40,250)	E	-

Total Current Liabilities	$ 2,733,199	4,608,709		$ 7,341,908

Long Term Liabilities
Notes Payable	1,500,000	27,969	C	1,527,969

Total Long Term Liabilities	1,500,000	27,969		1,527,969
Total Liabilities	$ 4,233,199	4,636,678		$ 8,869,877

Stockholder's Deficit
Preferred Stock	-	-		-
Common Stock	44,544	-		44,544
Additional Paid in Capital	4,332,172	6,382,626	B	10,714,798
Retained Deficit	(5,775,650)	(7,910,201)		(13,685,851)
Total Stockholder's Deficit	(1,398,934)	(1,527,575)		(2,926,509)
Total Liabilities and Deficit	$ 2,834,265	3,109,103		$ 5,943,368

Legend:

A - Amount adjusted to account for stock payable at current market value

B - Amount adjusted to property account for convertible debenture and bifurcated embedded derivative

C - Amount adjusted to reflect interest adjustments associated with notes receivable / payable
D - Amount adjusted to properly account for sale/leaseback of IFL terminal and associated gain
E - Amount adjusted to properly reflect compensation and accrued compensation

For the Quarter Ended March 31, 2007

Unaudited Consolidated Income Statement	As Reported	Adjustments		As Restated

Revenues	$ 225,676	(1)		$ 225,675
COGS	34,339	-		34,339
Gross Margin	191,337	(1)		191,336
Operating Expenses
Payroll and Related Expenses	25,559	20,000	E	45,559
Terminal Management	22,500	-		22,500
Consulting	107,000	(39,000)	E	68,000
Operating Supplies	2,889	-		2,889
Legal and Professional	266,015	-		266,015
Depreciation	114,428	(97,984)	D	16,444
Amortization of intangible assets	1,703	(1,703)	D	-
Repairs	7,122	101,894	D	109,016
G&A & Office Expenses	53,083	47,729	E	100,812
Total Operating Expense	600,299	30,936		631,235
Income (Loss) from Operations	$ (408,962)	(30,937)		$ (439,899)

Other Income (Expenses)
Interest Expense	(38,841)	59,022	B	20,181
Interest Income	43,973	(126,857)	D	(82,884)
Gain from lawsuit	659,814	(659,814)	D	-
Gain (loss) from stock payable valuation	-	173,028	A	173,028
Other expense	(25,198)	-		(25,198)

Net Income (Loss)	$ 230,786	(585,558)		$ (354,772)

Earnings per share, basic	$0.01			$(0.01)
Earnings per share, diluted	$0.01			$(0.01)
Weighted Avg # of shares	44,544,226			44,544,226

Legend:

A - Amount adjusted to account for stock payable at current market value

B - Amount adjusted to property account for convertible debenture and bifurcated embedded derivative

C - Amount adjusted to reflect interest adjustments associated with notes receivable / payable
D - Amount adjusted to properly account for sale/leaseback of IFL terminal and associated gain
E - Amount adjusted to properly reflect compensation and accrued compensation

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS.

The following discussion should be read in conjunction with our unaudited consolidated interim financial statements and related notes thereto included in this quarterly report and in our audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contained in our Form 10-KSB for the year ended December 31, 2007. Certain statements in the following MD&A are forward looking statements. Words such as "expects", "anticipates", "estimates" and similar expressions are intended to identify forward looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected.

RESULTS OF OPERATIONS

Adino’s revenues increased from $225,675 in the first quarter of last year to $444,203 this year, a 97% increase. In addition, the Company’s gross margin increased from $191,336 for the first quarter last year to $352,939 this year, an 84% increase.

Adino’s IFL terminal operation produced a small operating loss this quarter of $(28,079). However, this loss is much smaller than the $(740,760) operating loss reported for the first quarter of 2007.

The Company’s IFL terminal operation has been showing steady growth in both clientele and throughput. We charge throughput and blending fees to customers that store fuel at the IFL terminal.

Cash flow has been an ongoing concern for the Company due to the large amount of legacy liabilities that Adino had accumulated in the years in which it was a non-operating entity. These liabilities will likely continue to be a drag on the Company’s financial statements unless and until Adino obtains financing that allows us to pay off these liabilities.

RISK FACTORS

Although the Company is now an operating entity and its financial results have improved greatly, Adino still continues to sustain operating losses due to the accrual of large amounts of consulting fees and legal and professional fees. If these fees continue at their current pace without additional revenue, the Company’s performance will be further harmed.

The market price of the Company's common stock has fluctuated significantly since it began to be publicly traded and may continue to be highly volatile. Factors such as the ability of the Company to achieve development goals, ability of the Company to compete in the petroleum distribution industry, the ability of the Company to raise additional funds, general market conditions and other factors affecting the Company's business that are beyond the Company's control may cause significant fluctuations in the market price of the Company's common stock. Such market fluctuations could adversely affect the market price for the Company's common stock.

ITEM 3. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures. As of March 31, 2008, the Company's chief executive officer and acting chief accounting  officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report. The primary reason for this determination is required adjustments to general journal entries identified by our independent auditor during their review of our financial statements for the quarter ended March 31, 2008.

Changes in internal controls. The Company has instituted the changes in internal controls discussed previously in our Form 10-KSB for the year ended December 31, 2007. First, we have instituted a code of ethics, which is filed as Exhibit 14 to this Form 10-QSB. Second, we have hired an internal controller whose function is to handle the Company’s accounting on an everyday basis. Last, we have consolidated our accounting of IFL.

PART II

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On January 30, 2008, the Company held its annual stockholders’ meeting at the corporate offices in country-regioncountry-regionHouston, country-regionTexas.  At the meeting, several matters were presented for shareholder approval.

Following are the results of the shareholder vote on each matter:

PROPOSAL	NUMBER OF VOTES FOR THE PROPOSAL	NUMBER OF VOTES AGAINST THE PROPOSAL	ABSTENTIONS	BROKER NON-VOTES
Election of Sonny Wooley as Director	36,543,540	465,107	174,841	-0-
Election of Timothy G. Byrd, Sr. as Director	36,497,098	462,107	224,283	-0-
Election of Peggy Behrens as Director	36,558,078	451,127	174,283	-0-
Amendment to the Company’s Articles of Incorporation to increase the number of authorized common shares to 500,000,000	35,539,264	1,631,632	12,592	-0-
Amendment to the Company’s Articles of Incorporation to change the Company’s name to Adino Energy Corporation	36,849,683	322,289	11,516	-0-
Redomiciling the Company in the State of country-regionWyoming	4,229,634	16,617,341	22,516	16,313,997

As a result of the foregoing, Sonny Wolley, Timothy G. Byrd, Sr., and Peggy Behrens were re-elected as directors; the Company’s articles of incorporation were amended to increase the number of common shares to 500,000,000; and the Company’s name was changed to Adino Energy Corporation. The proposal to reincorporate the Company in the State of country-regionWyoming was not approved.

ITEM 5. OTHER INFORMATION.

The Company’s Form 10-KSB for the year ended December 31, 2007 was meant to include our code of ethics, however, due to an editing error, it was not appended. Therefore, we are including it in this Form 10-QSB.

ITEM 6. EXHIBITS

EXHIBIT 14

Code of Ethics

EXHIBIT 31.1

Certification of Chief Executive Officer pursuant to Rule 15d-14(a) of the Exchange Act

EXHIBIT 31.2

Certification of Chief Financial Officer pursuant to Rule 14d-14(a) of the Exchange Act

EXHIBIT 32.1

Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

EXHIBIT 32.2

Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the undersigned has duly caused this Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, Texas, on May 15, 2008.

ADINO ENERGY CORPORATION

By:  /s/  Timothy  G.  Byrd,  Sr.

---------------------------------------------

       Timothy  G.  Byrd,  Sr.

      Chief  Executive  Officer,  Chief Financial Officer, and

     Director

EXHIBIT 14 CODE OF ETHICS

Adino Energy Corporation

And

Intercontinental Fuels, LLC

Code of Business Conduct and Ethics

This Code of Business Conduct and Ethics (“Code”) includes certain general business principles that govern how Adino Energy Corporation and Intercontinental Fuels, LLC (individually, a "Company" and collectively, the "Companies") and their subsidiaries conduct their affairs, as well as certain specific policies and procedures.

Upholding the Companies' reputation is paramount. We are judged by how we act. Our reputation will be upheld if we act with honesty and integrity in all our dealings and we do what we think is right at all times within the legitimate role of business.

The Companies have as their core values honesty, integrity and respect for people. The Companies also firmly believe in the fundamental importance of the promotion of trust,

openness, teamwork and professionalism, and pride in what we do.

The Companies recognize that maintaining the trust and confidence of shareholders, employees, customers and other people with whom we do business, as well as the communities in which we work, is crucial to the Companies' continued growth and success.

We intend to merit this trust by conducting ourselves according to certain values set forth in this Code. These values have served the Companies well for many years, and therefore the Companies are codifying these core principles. Management wants to ensure that all employees are aware of these values and the importance of acting in accordance with the spirit as well as the letter of this Code, and as a result, the Companies are distributing this Code to all employees.

To assist in accomplishing these goals, the governing persons of the Companies have adopted this Code, which is designed, among other things, to:

•

Deter wrongdoing;

•

Promote honest and ethical conduct, including the ethical handling of business relationships and of actual or apparent conflicts of interest between personal and professional relationships;

•

Promote full, fair, accurate, timely, and understandable disclosure in reports and documents that the Companies file with the Securities and Exchange Commission and in other public communications made by the Companies;

•

Promote compliance with applicable governmental laws, rules and regulations;

•

Promote the prompt internal reporting of violations of this Code to appropriate persons; and

•

Promote accountability for adherence to this Code.

This Code is applicable to all employees and directors of the Companies and their subsidiaries. "Employee" is defined broadly to mean any employee, full or part time or temporary, and any officer of any of the Companies or their subsidiaries. "Director" means any member of the board of directors, or persons performing similar functions, of any of the Companies or their subsidiaries. This Code therefore is applicable to the principal executive officer, the principal financial officer, and the principal accounting officer or controller of each of the Companies, and is intended to meet the requirements of Section 406 of the Sarbanes-Oxley Act of 2002 and Item 406 of Regulation S-K promulgated by the SEC.

In addition to the obligation to comply with this Code and promptly report suspected violations, all employees may be required to certify periodically that they have read and complied with this Code.

General Business Principles

1.

Responsibilities

The Companies recognize five areas of responsibility:

a.

To shareholders

To protect shareholders' investment, and work to enhance the return to the shareholders within the spirit of our values.

b.

To customers

To win and maintain customers by developing and providing products and services which offer value in terms of price, quality, safety and environmental impact, and which are supported by the requisite technological, environmental and commercial expertise.

c.

To employees

To respect the human rights of our employees, to provide our employees with good and safe working conditions and good and competitive terms and conditions of service, to promote the development and best use of human talent and equal opportunity employment, to encourage the involvement of employees in the planning and direction of their work and in the application of these principles within our Companies.

d.

To those with whom we do business

To seek mutually beneficial relationships with contractors, suppliers and joint venture partners, and to promote the application of these principles in so doing. The ability to promote these principles effectively will be an important factor in the decision to enter into or remain in such relationships.

e.

To society

To conduct business as responsible business members of society, to observe the laws of the countries in which we operate, to express support for fundamental human rights in line with the legitimate role of business, and to give proper regard to health, safety and the environment consistent with our commitment to contribute to sustainable development.

We see these five areas of responsibility as inseparable. Therefore it is the duty of management continuously to assess these principles and discharge its responsibilities as best it can on the basis of that assessment.

2.

Economic Principles

Profitability is essential to discharging these responsibilities and staying in business. It is one measure both of efficiency and of the value that customers place on the Companies' products and services. Without profits and a strong financial foundation, it would not be possible to fulfill the responsibilities outlined above.

3.

Business Integrity

The Companies insist on honesty, integrity and fairness in all aspects of our business and expect the same in our relationships with all those with whom we do business. We expect all employees to conduct themselves in a manner which would not be detrimental to the best interests of the Companies. In addition, no employee should derive financial gain from third parties as a direct consequence of his or her employment with the Companies.

We will adhere to all laws and regulations applicable to our businesses. The direct or indirect offer, payment, solicitation and acceptance of bribes in any form are unacceptable practices. Employees and directors must avoid conflicts of interest between their private financial activities and their part in the conduct of the Companies' businesses. All business transactions on behalf of the Companies must be reflected accurately and fairly in the accounts of the Companies in accordance with established procedures and are subject to audit. All employees will cooperate with the Companies' accountants and internal and independent auditors to ensure that they have all relevant information necessary to record transactions appropriately on the Companies' books and records.

4. Political Activities

a.

Of the Companies

The Companies act in a socially responsible manner within the laws of the countries in which we operate in pursuit of our legitimate commercial objectives. The Companies do not make payments to political parties, political organizations or their representatives or take any part in party politics. However, when dealing with governments, the Companies have the right and the responsibility to make our position known on any matter, including those which affect our employees, our customers, our shareholders, or ourselves. We also have the right to make our position known on matters affecting the communities that we serve and in which we operate.

b.

Of employees

The Companies encourage all employees to participate in the political process by registering and voting and keeping informed on political matters. Employees are free to contribute financially to or otherwise support the candidates or political parties of their choice. When participating in the political process, however, employees must make clear that they are doing so as private individuals, and not as representatives of the Companies. Employees should be aware that lobbying activities on behalf of organizations or businesses such as the Companies are subject to state and federal laws which must be strictly observed. If an individual wishes to stand for election to public office, he or she may do so if it does not in any way hinder the employee's job performance. Employees should notify their Manager before making plans to campaign for, or serve in, public office.

5. Health, Safety and the Environment

The Companies support health, safety and environmental management in their day-to-day business activities.

6. The Community

The Companies believe employees should take a role in community affairs and support employees in those activities.

7. Communication

The Companies recognize that open communication is essential. The Companies are therefore committed to full, fair, accurate, timely and understandable disclosure in the reports they file with the SEC and in their public communications generally.

Legal and Ethical Obligations Under the Code of Business

Conduct and Ethics

These obligations are simply stated:

•

Comply fully with all applicable laws;

•

Foster an affirmative attitude concerning fair dealing and compliance with the law among those reporting to you and among your colleagues;

•

Demand and exhibit conduct consistent with the expectations of the communities in which we operate and necessary to maintain the good reputation of the Companies for fair, honest and ethical conduct; and

•

Report any violation of this Code or applicable laws or regulations or any threat to human health, safety, the environment or assets of the Companies that you have a good faith reason to believe has occurred or exists to your supervisor or any other member of the management team.

Company Compliance Policies

In addition to this Code, the Companies have compliance policies covering many of the topics discussed below that are generally applicable to all employees and may be obtained from your supervisor or manager. Other policies are adapted specifically to certain work areas or to employees dealing in the areas covered by those policies. It is the responsibility of every employee to know which policies apply to his or her job performance, to be familiar with all relevant policies and to conduct his or her job in strict compliance with those policies. Questions concerning all policies may be addressed to your immediate supervisor, or any member of the management team. The Companies also conduct ongoing educational programs and training on certain compliance issues for employees. Because written policies and training programs cannot anticipate every possible factual situation, there is logically a burden on you to seek clarification and advice whenever a question concerning compliance with this Code or our other policies arises.

1.

Accuracy of Records and Reporting

The Companies are committed to full, fair, accurate, timely and understandable disclosure in the reports they file with the SEC and in their public communications generally. This is not possible if the Companies do not have complete and accurate records, information and data. The Companies' books, records and accounts will be maintained in reasonable detail to accurately and fairly reflect transactions and dispositions of assets of the Companies and will be kept in accordance with applicable laws and accounting practices. No fund, asset, liability, revenue or expense of the Companies shall be concealed or incompletely or incorrectly recorded. Each employee shall cooperate with the Companies' accountants and internal and independent auditors to ensure that they have all relevant information necessary to record transactions appropriately on the Companies' books and records. No employee or director shall make any materially false or misleading statement or omission to the Companies' accountants or internal or independent auditors in connection with the audit or review of the Companies' financial statements or the preparation or filing of any document or report to be filed with the SEC. No employee or director shall take any action to coerce, manipulate, mislead, or fraudulently influence the Companies' independent auditors in the performance of an audit or review of the Companies' financial statements. You should use common sense and observe standards of good taste regarding content and language in your records and documents. Business records and communications often become public, and we should avoid exaggeration, derogatory remarks, guesswork and inappropriate characterizations of people and entities that can be misunderstood. This applies equally to email, internal memos and formal communications. You should keep in mind that in the future, the Companies or a third party may rely on or interpret a document or communication with the benefit of hindsight or the disadvantage of imperfect recollections. Records should always be retained or destroyed according to the Companies' record retention policies. The Companies retain the right to monitor communications emanating from facilities or equipment owned or leased by the Companies.

2.

Anti-Boycott Laws

Federal law prohibits persons from taking or agreeing to take certain actions in connection with any unsanctioned foreign boycott directed against any country friendly to the country-regionUnited States. This prohibition applies to persons located in the country-regionUnited States (including individuals and companies), country-regionUnited States citizens and permanent residents anywhere in the world, and most activities of country-regionU.S. subsidiaries abroad. In general, these laws prohibit the following actions (and agreements to take such actions) that could further any boycott not approved by the country-regionUnited States: (a) refusing to do business with other persons or companies (because of their nationality, for example); (b) discriminating in employment practices; (c) furnishing information on the race, religion, gender or national origin of any country-regionU.S. person; (d) furnishing information about any person's affiliations or business relationships with a boycotted country or with any person believed to be blacklisted by a boycotted country; or (e) utilizing letters of credit that contain prohibited boycott provisions. Boycott related requests may be subtle or indirect, coming in a request in a bid invitation, purchase order, contract, letter of credit, orally in connection with a transaction or in other ways. If you receive such a request, you should contact your supervisor or any member of the management team.  Violations of these laws carry both civil and criminal penalties.

3.

Antitrust Laws

The Companies' intention is to conduct operations in strict compliance with all applicable Federal, state and foreign antitrust laws. The antitrust laws, which are sometimes known as monopoly, fair trade, competition or cartel laws, are designed to ensure a fair and competitive market system and protect consumers from unfair business arrangements and practices. These laws generally prohibit business activities that constitute unreasonable restraints of trade. Among other things, they also prohibit certain conduct between competitors, such as price fixing agreements. Severe criminal and civil penalties, both corporate and individual, exist for violations of the antitrust laws.

4.

Confidential Information

Employees and directors must maintain the confidentiality of sensitive or proprietary information entrusted to them by the Companies and their customers and business partners, except when disclosure is required by law or regulations or authorized by the Companies’ legal counsel. Employees and directors should assume that such information includes all nonpublic information that might be of use to competitors or harmful to the Companies or their customers if disclosed, and that it includes information entrusted to the Companies by suppliers and customers. Employees must preserve the confidentiality of such information even after they cease employment with the Companies. Equally important, employees and directors must not use such information for their personal benefit.

5.    Conflicts of Interest

A "conflict of interest" occurs when an individual's private interest interferes with the interests of the Companies. Employees and directors must avoid such conflicts of interest. Further, employees and directors must continually bear in mind that even the appearance of a conflict of interest can be detrimental to the Companies. A conflict situation can arise when an employee or director takes actions or has interests that make it difficult to perform his or her Company work or duties objectively and effectively. We are entitled to expect of every person loyalty to the best interests of the Companies and the application of their skill, talent and education to the discharge of job responsibilities, without any reservations whatsoever. Conflicts of interest may arise when an employee or director, or a member of his or her family, receives improper personal benefits as a result of his or her position with the Companies. Loans to, or guarantees of obligations of, such persons or their families may create conflicts of interest, and most loans to or guarantees of obligations of officers and directors of the Companies are prohibited by law. Because it is impossible to describe every possible conflict between personal and professional relationships, the Companies rely on the commitment of each employee and director to exercise sound judgment, to seek guidance when appropriate and to adhere to the highest ethical standards.

Employees must obtain authorization from the appropriate President of the relevant Company and Directors and executive officers must obtain authorization from the noninterested members of the Audit Committee of the applicable Board of Directors for any business relationship or proposed business transaction in which they or an immediate family member has a direct or indirect interest, or from which they or an immediate family member may derive a personal benefit (a “Related Party Transaction”).

Employees must not approve payments for business transactions with a vendor in which he or she or a member of his or her family is directly or indirectly providing materials and/or services, rather, these payments should be approved by the employee’s supervisor. Any Related Party Transaction involving a benefit to a President, an executive officer, a head of a corporate function or any of the foregoing’s immediate family members must be approved by the Audit Committee of the appropriate Board of Directors.

Employees and directors have a duty to avoid situations that might be adverse to the Company's interest. Accepting business gifts and entertainment is commonplace and may only represent a desire on the part of the giver to build goodwill and sound working relationships, but employees and directors may not accept gifts that might influence their judgment when representing the Companies' interests.

You must not make personal investments that would affect your ability to make unbiased decisions on behalf of the Companies. If you made such an investment before joining the Companies, or if your position with the Companies changes in such a way that a previous investment would affect your decision making, you must report the facts to your supervisor or Manager. Investments subject to this prohibition could include investments in a public or private company that is a vendor to the Companies, a customer or competitor of the Companies, or otherwise does business with the Companies. This policy does not prohibit investments of less than 1% of the outstanding equity or debt securities of a public company.

Employees may not simultaneously work for a competitor, customer or supplier of any of the Companies. Employees and directors may not use Company property, information or position for improper personal gain.

Directors of the Companies should inform the full Board of Directors prior to joining the board of directors or advisory board of any other business enterprise so that any relevant disclosure requirements and conflict of interest issues can be analyzed and discussed.

6.

Drug and Alcohol Abuse

The Companies strive to provide employees with a workplace free from substance abuse (i.e., the illegal or illicit use of drugs and the abuse of alcohol) and a workplace where all individuals are able to perform their assigned responsibilities in a safe and productive manner. Accordingly, employees may not (a) use, possess, sell or distribute illegal or unauthorized drugs on Company property, while operating any Company vehicle or equipment, or while conducting Company business; (b) use, possess, sell or distribute alcohol on Company property, while operating any Company vehicle or equipment, or while conducting Company business (except the use and possession of alcohol during Company sponsored business or social functions where the use of alcohol remains moderate); (c) use any drug, including prescribed drugs, while operating Company vehicles or equipment if it is unsafe to use the drug in that circumstance; (d) possess, sell or distribute paraphernalia and equipment related to illegal or unauthorized drug use on Company property, while operating any Company vehicle or equipment, or while conducting Company business; or (e) refuse to test for drug or alcohol use in any testable situation.

All employees taking a prescription or over-the-counter medication that could adversely affect performance or job related functions or pose a direct threat to the health and safety of the employee or others in the workplace are responsible for notifying their supervisor. It is not the intent of the Companies to interfere with the use of drugs legitimately prescribed by a physician.

Employees must realize that the use of alcohol or drugs on their own time or away from Company property may nevertheless affect their on-the-job performance or the safety of their coworkers. The Companies therefore have a "Zero Tolerance" policy with respect to drugs and alcohol – if an employee tests positive for drugs or alcohol, as defined in the Companies' policies, the resulting disciplinary action will be termination of employment. Employees must conduct themselves in compliance with the Companies' policies on drug and alcohol use and with any applicable laws, rules and regulations.

7.

Equal Opportunity

The Companies are fully committed to a workplace that is founded on diversity and equal opportunity and is free from discriminatory action. In support of this commitment, the Companies prohibit discrimination on the basis of race, color, religion, sex, sexual orientation, national origin, age, marital status, physical or mental handicap or other disability, status as a special disabled veteran or veteran of the Vietnam era, military or veteran status, citizenship of individuals legally authorized to work in the United States or other legally protected status. Either without reasonable accommodation or with reasonable accommodations as required by law, disabled persons must in any case be able to perform the essential functions of a job.

The Companies are also committed to a workplace free from harassment or discrimination based on race, sex, sexual orientation, color, religion, national origin, age, military or veteran status or disability. Such harassment or discrimination is prohibited by the Companies.

Any person who feels that he or she has been or is being harassed or discriminated against in violation of the Companies' policy should bring such actions to the attention of their supervisor or any member of the management team.  The employee should choose the person with whom he or she is most comfortable in discussing the details of the incident or conduct. Supervisors must notify the appropriate Manager with any reports of harassment.

8.

Export Control

Exports of commodities and technical data are regulated under federal law. These laws may impose licensing and reporting requirements, or in some cases prohibitions, relating to exports. For example, in the case of many countries these restrictions prevent the export or re-export of U.S.-origin goods or technical data that have the potential to be used in a manner detrimental to the country-regionUnited States. Violations of export control regulations can result in serious criminal penalties to the Companies and to individuals.

9.

Fair Dealing

Each employee and director should endeavor to deal fairly with the Companies' customers, suppliers, competitors and employees. In the course of their employment or duties with the Companies, no employee or director should take unfair advantage of anyone through manipulation, concealment, abuse of privileged information, misrepresentation of material facts, or any other unfair dealing practice. This Code and these provisions with respect to fair dealing do not, however, alter existing legal rights and obligations of the Companies and their employees, such as "at will" employment arrangements.

10.

Government Contracts

The federal government imposes additional obligations on companies with which it does business. Failure to comply with these requirements may be a criminal offense in many instances. The Companies and their employees and directors will observe all laws, rules and regulations which govern the acquisition of goods and services by the government. Further information on this subject is available for employees dealing in this area by consulting the Companies' legal counsel.

11.

Health, Safety and the Environment

Every employee is expected to share the Companies' commitment to pursue the goal of not harming people, protecting the environment, using material and energy efficiently and promoting best practices, thereby earning the confidence of customers, shareholders and society at large, being a good neighbor and contributing to sustainable development.  The Companies' policy is to comply with all health, safety and environmental laws, rules and regulations, not just because it is legally required, but also because we believe it is the responsible way to conduct our business. The Companies have a systematic approach to health, safety, and environmental management designed to ensure compliance with the law and to achieve continuous performance improvement. In addition to the Companies, contractors are required, and joint ventures under the Companies' operational control are expected, to apply this policy.

12.

Insider Trading

Employees and directors may not seek to benefit personally by buying or selling securities while in possession of material nonpublic information learned as a result of their relationship with the Companies. This rule applies to trading in the common stock, units, shares, debt securities or options of any of the Companies, and also applies to trading in the securities of other companies you learn something about in the course of your employment or relationship with the Companies. It can be difficult to know when information is "material." The determination is not just formalistic. Generally, information is "material" if a reasonable investor would consider it important in determining whether to buy or sell a security. If the information makes you want to buy or sell a security, it likely is material. Information need not be certain to be material. Information that something is likely to happen, may happen or is being considered may be material. "Nonpublic" information is any information that is not reasonably accessible to the investing public. Once the Companies release information through public channels (for instance, a press release or an SEC filing), it may take additional time for it to become broadly disseminated.

Besides their obligation to refrain from trading while in the possession of material nonpublic information, employees and directors also are prohibited from "tipping" others. The concept of unlawfully tipping includes passing on information to family, friends or others under circumstances where you know or reasonably suspect that the person receiving the information will misuse it by trading in securities or passing the information along further. Both the "tipper" and the "tippee" may be held liable, even if the tipper did not trade and receives no monetary benefit from the tippee, and this liability may extend to those to whom the tippee in turn provides the information. Trading on inside information is a crime. In addition to exposing the Companies and their controlling persons and supervisory personnel to liability, penalties for insider trading include criminal fines of up to $1 million (no matter how small the profit) and up to 10 years in jail for individuals. Under some circumstances, people who trade on inside information may be subjected to civil liability in private lawsuits.

Special rules on this subject apply to members of the board of directors of a Company and certain of its executive officers, and those individuals have received separate additional advice from the Companies' legal counsel.

You should contact the Companies' CEO whenever you have a question about any contemplated securities transaction or the interpretation of the Companies' policy.

13. Kickbacks, Bribery and Other Improper Payments; Foreign Corrupt Practices Act

Bribery laws generally prohibit companies from directly or indirectly promising, offering or paying money or anything of value to anyone (including a government official, an agent or employee of a political party, labor organization, business entity, or a political candidate) with the intent to induce favorable business treatment or to improperly affect business or government decisions. In addition to laws that apply domestically, the United States Foreign Corrupt Practices Act generally makes it a crime for companies, as well as their officers, directors, employees and agents, corruptly to pay, promise, offer or authorize the payment of money or anything of value to foreign officials, foreign political parties or their officials, candidates for foreign political office or officials of public international organizations for the purpose of obtaining or retaining business. That act also generally prohibits such payments, promises, offers or authorizations to any person while knowing that all or a portion of the money or thing of value will be given to a prohibited person for the purpose of obtaining or retaining business. The Foreign Corrupt Practices Act also requires covered entities to maintain accurate books, records and accounts, and to devise a system of internal accounting controls sufficient to provide reasonable assurance that, among other things, the entity's books and records fairly reflect, in reasonable detail, its transactions and dispositions of its assets. In particular, agreements with consultants, agents or sales representatives must be in writing and must state the services to be performed, the fee basis and the amounts to be paid and other material terms and conditions, and the form and content must be approved by the legal counsel of the applicable Company. Payments must bear a reasonable relationship to the value of the services rendered, must be completely documented and recorded, and must not violate the provisions of the Foreign Corrupt Practices Act. Payments to government employees or any other persons as a commercial bribe, influence payment or kickback are prohibited, as is the use of Company funds or assets for any unlawful or improper purpose.

As a policy, the Companies do not make payments with their funds to political parties or candidates for public office. This does not mean, however, that the Companies will not participate in public debate. The Companies have the right and responsibility, in the pursuit of their legitimate commercial objectives, to make their position known on any matter that affects the Companies, their employees or customers. The Companies also have the right to make their position known on matters affecting the community if they have the expertise and can make a significant contribution to the Companies and society.

The Companies encourage employees to participate in the political and governmental process. Employees and directors are free with their own funds to contribute financially to or otherwise support the candidates or political parties of their choice. When participating in the political process, however, employees and directors must make clear that they are doing so as private individuals, and not as representatives of the Companies. Further, such activities must not hinder an employee's job performance.

14. Product Quality and Safety

Federal laws require the reporting of suspect chemical hazards and/or defects in consumer products to the proper authorities. Failure to report can result in substantial civil and criminal penalties for the company and for individuals aware of the hazard.

15. Protection of Assets

The Companies have a large variety of assets, including extremely valuable proprietary information and physical assets. Proprietary information includes the Companies' intellectual property, such as trade secrets, patents, trademarks and copyrights, as well as business and marketing plans, engineering ideas, designs, databases, computer programs, records, salary information, and unpublished financial information and reports, and also the confidential data entrusted to employees in connection with their jobs. All employees should endeavor to protect the Companies' assets and ensure their efficient use. Theft or misappropriation of Company funds or property will not be tolerated. Carelessness or waste with respect to assets of the Companies has a direct impact on the Companies' profitability. Protection of Company and third party confidential information properly in the Companies' possession is the personal responsibility of each employee.

Company property or equipment may not be removed from the premises without advance authorization from the employee's supervisor. Personal use of Company tools or equipment is prohibited except in case of prior supervisory approval.

The Companies' telephone, email, voicemail and other computer or communications systems are primarily for business purposes. You may not use these systems in a manner that could be harmful or embarrassing to the Companies. Personal communications using these systems should be kept to a minimum. The Companies reserve the right to monitor any and all aspects of the computer, network, telephone and communications systems, including email. Similarly, should our security systems be capable of recording (for each and every user) each world wide web site visit, each chat, newsgroup or email message and each file transfer into or out of our internal networks, we reserve the right to do so at any time. We also reserve the right to inspect all files stored in private areas of our networks to ensure compliance with our policies. Users of our systems should have no expectation of privacy with respect to anything they create, send, receive or store on their computer or our other systems and networks.

16. Relationships Among the Companies

From time to time, the Companies enter into ordinary course of business commercial transactions with its subsidiaries or affiliates. Examples of such transactions may include the provision of storage and transportation services, reserving capacity on pipelines and the purchase and sale of natural gas. Ordinary course of business commercial transactions between such entities are permitted and may be entered into if they are in accordance with policies with respect to such transactions approved by the respective boards of directors of the Companies, including a majority of the independent directors of each such board.

From time to time, the Companies may be presented with opportunities for acquisitions which could be made by the Companies or its subsidiaries. Such acquisitions shall be made by such entity as is (a) specifically approved by the respective boards of directors of the Companies, including a majority of the independent directors of each such board, or (b) in accordance with acquisition policies approved by the respective boards of directors of the Companies, including a majority of the independent directors of each such board.

Procedures for Obtaining Guidance

When you have a concern or are called upon to evaluate the legal or ethical correctness of a course of action as a result of your employment or relationship with the Companies:

•

Seek out the appropriate policy statements and training manuals and ask your supervisor for clarification when needed.

•

Don't debate alone. Seek the advice of your supervisor or the Companies’ legal counsel and other administrative organizations that can be of assistance.

•

As a guide in making your decision, consider the following:  If all the facts surrounding your decision were published in the local newspaper, would you have any regrets or concerns?

•

Understand that the Companies' best interests can never be served by illegal or unethical conduct and that the Companies will never condone it.

Any question concerning legal compliance that cannot be answered promptly and clearly should be referred to the Companies' legal counsel for approval and continuing review. The Companies’ officers, working with the Companies' legal counsel, will seek to explain in a practical and readily understandable manner what is required of employees in order to comply with the law and with the Companies' ethical requirements.

Reporting Compliance Issues

Every employee must promptly report if he or she has a good faith reason to believe that:

•

Any violation of this Code has occurred or is occurring;

•

Any violation of applicable law or governmental rule or regulation has occurred or is occurring; or

•

Any threat to human health, safety, the environment or the Companies' assets has arisen or exists in or as the result of conduct in the workplace.

Every employee should also promptly report any good faith:

•

Complaints regarding accounting, internal accounting controls or auditing matters; or

•

Concerns regarding questionable accounting or auditing matters.

Reporting to your supervisor or your Manager generally discharges this obligation. Those parties have the responsibility to see that the Companies’ legal counsel is promptly informed.

The Pipeline Safety Improvement Act of 2002 prohibits employers from discriminating by discharge or other employment action regarding any employee that provides to the employer or the federal government any violation of any order, regulation or standard of the Federal law regarding pipeline safety. The Sarbanes-Oxley Act of 2002 prohibits public companies from discriminating by various employment actions against any employee who lawfully provides information or assists in an investigation by their supervisors, a federal regulatory authority or law enforcement agency or member or committee of Congress, regarding conduct the employee reasonably believes violates any Federal law relating to fraud against shareholders, any rule of the SEC and certain other laws. Various other laws have similar provisions. No employee will be subject to such retaliation because of a good faith report of a complaint or concern about a violation of this Code, other policies of the Companies, accounting issues, laws or the other matters described above. We are committed to this principle.

Investigating Suspected Violations of Our Code

When noncompliance with this Code, laws, or any of the other matters described above is reported or otherwise suspected, Company officers or the Board of Directors, as appropriate, or the Companies' legal counsel, in the case of an alleged violation of law, will be informed.

A prompt investigation will follow. Upon request, all employees must fully cooperate with any investigation conducted by or on behalf of the Companies. Failure to cooperate in an investigation is grounds for discipline up to and including termination of employment. In the event that the investigation results in a finding of a violation of this Code or applicable law, the Companies will make every effort to stop the violations and will take appropriate actions.

Employees must promptly give notice to the Legal counsel if they receive notice of an governmental investigation of the Companies' business activities or financial affairs or otherwise directed at the Companies. Prompt action shall be taken upon notice of any such investigation to preserve documents believed to be relevant. It will be a serious violation of the Companies' policy to conceal an offense or to alter or destroy evidence.

Discipline

The Companies will consistently and appropriately enforce this Code and their policies.  Discipline will be determined by the appropriate officer or their designees in appropriate cases.  Intentional non-compliance will constitute grounds for dismissal or other serious discipline. Inappropriate cases or when required by law, law enforcement officials will be informed of facts discovered by any investigation concerning non-compliance with the law.

Interpretation and Waivers

Questions regarding this Code should be referred to the Company’s officers or the Board of Directors.   Waivers of this Code may be made only by the Board of Directors of the relevant Company or a duly authorized committee of its board, and will be disclosed to the extent required by applicable law and regulation.

This Code is a statement of the fundamental principles and policies that govern the Companies’ operations.  This Code is not intended to and does not constitute or imply a contract between or among the Companies and their employees or an assurance of continued employment.  This Code creates no rights in any employee, director, supplier, customer, competitor, shareholder or other person or entity.  The Companies may amend this Code at any time and for any reason without prior notice, and such amendment will be disclosed as and to the extent required by applicable law or regulation.

31.1   CERTIFICATION  OF  CHIEF  EXECUTIVE  OFFICER  PURSUANT  TO  RULE 15D-14(A) OF THE EXCHANGE ACT

I, Timothy G. Byrd, Sr., certify that:

1.

I have reviewed this Form 10-QSB of Adino Energy Corporation;

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

Date: May 15, 2008

/s/

Timothy G. Byrd, Sr.

Chief Executive Officer

31.2   CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO RULE 15D-14(A) OF THE EXCHANGE ACT

I, Timothy G. Byrd, Sr., certify that:

1.

I have reviewed this Form 10-QSB of Adino Energy Corporation;

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

Date: May 15, 2008

/s/

Timothy G. Byrd, Sr.

Chief Financial Officer

32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350.

I, Timothy G. Byrd, Sr., Chief Executive Officer of Adino Energy Corporation, hereby certify that to my knowledge, Adino Energy Corporation’s quarterly report on Form 10-QSB for the period ended March 31, 2008, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in the periodic report on Form 10-QSB and the financial statements contained therein fairly presents, in all material respects, the financial condition and results of the operations of Adino Energy Corporation.

Date: May 15, 2008

/s/

Timothy G. Byrd, Sr.

32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350.

I, Timothy G. Byrd, Chief Financial Officer of Adino Energy Corporation, hereby certify that to my knowledge, Adino Energy Corporation’s quarterly report on Form 10-QSB for the period ended March 31, 2008, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in the periodic report on Form 10-QSB and the financial statements contained therein fairly presents, in all material respects, the financial condition and results of the operations of Adino Energy Corporation.

Date: May 15, 2008

/s/

Timothy G. Byrd, Sr.