Form 10KSB/A
period 2007-12-31
ADINO ENERGY CORP
filed 2008-08-11
CIK 700815

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D. C. 20549

FORM 10-KSB/A2

[X] ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF THE
SECURITIES EXCHANGE ACT OF 1934

 For Fiscal Year Ended
December 31, 2007

Commission File #333-74638

ADINO ENERGY CORPORATION

(Exact name of registrant as specified in its charter)

Montana

82-0369233
(State or other jurisdiction of incorporation or organization)

(IRS Employer Identification

Number)

2500 CityWest Boulevard, Suite 300

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A2 or any amendment to this Form 10-KSB/A2. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [] No [X]

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

STATEMENT REGARDING THIS FILING

This filing amends our annual report on Form 10-KSB/A for the year ended December 31, 2007, previously filed on April 22, 2008. Specifically, Note 19 to our financial statements has been amended to reflect the restatement of all previously issued quarterly reports from March 31, 2006 to September 30, 2007.

In our original filing, we amended our annual report on Form 10-KSB/A for the year ended December 31, 2006 as previously filed on April 30, 2007. We identified certain accounting errors related to the consolidation of our majority interest in Intercontinental Fuels, LLC.  We also identified certain accounting errors related to a convertible debenture which was determined to contain an embedded derivative.  There were also adjustments to interest income and expense for certain notes that had not been accounted for.  We have amended footnote 19 on this form 10KSB/A2 to disclose all changes to the quarterly filings for the periods ended March 31, June 30 and September 30, 2006 and for March 31, June 30 and September 30, 2007.

This amendment should also be read in conjunction with our previously filed annual report on Form 10-KSB for the years ended 2003, 2004, 2005 and 2006 and the quarterly reports on Form 10-QSB for the periods ended March 31, June 30 and September 30, 2006 and for March 31, June 30 and September 30, 2007.

Although they contain errors, we have not amended our quarterly reports during the years ended December 31, 2003 to December 31, 2005.

PART 1

ITEM 1. DESCRIPTION OF BUSINESS

ORGANIZATION AND GENERAL INFORMATION ABOUT THE COMPANY

Adino Energy Corporation ("Adino" or the "Company"), was incorporated under the laws of the State of Montana on August 13, 1981 under the name Golden Maple Mining and Leaching Company, Inc. In 1985, the Company ceased its mining operations and discontinued all business operations in 1990. The Company then acquired Consolidated Medical Management, Inc. (“CMMI”) and kept the CMMI name. The Company initially focused its efforts on the continuation of the business services offered by CMMI. These services focused on the delivery of turn-key management services for the home health industry, predominately in south Louisiana. The Company exited the medical business in December 2000. In August 2001, the Company decided to refocus on the oil and gas industry. In 2006, we decided to cease our oil and gas activities and focused on becoming an energy company.

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

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. Derivative financial instruments are initially measured at their fair value. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at it fair value and is then re−valued at each reporting date, with changes in the fair value reported as charges or credits to income. For option−based derivative financial instruments, the Company uses the Black−Scholes model to value the derivative instruments. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non−current based on whether or not cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Restatements

The 2003-2006 financial results have been restated. See Note 19 for details. Additionally, the quarterly filings for March 31, June 30, and September 30, 2006 and 2007 have been restated.  See Note 20 for details.

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

RESULTS OF OPERATIONS FOR RESTATED PERIODS (See Note 19)

2003:  For the fiscal year ended December 31, 2003, Adino had a net loss of ($898,303) or ($0.02) per share. The most significant change over previously filed financials statements was the consolidation of Intercontinental Fuels, LLC, a majority owned subsidiary and the related interest expense.

2004:  For the fiscal year ended December 31, 2004, Adino had a net loss of ($1,835,127) or ($0.04) per share.  During 2004, Adino entered into a convertible debenture agreement with Dr. David Zehr, which resulted in a derivative.  This restatement properly accounts for the derivative loss during 2004 of ($46,417).  The primary reason for the additional loss is fully recording the operating losses of IFL.

2005:  For the fiscal year ended December 31, 2005, Adino had a net loss of ($1,111,162) or ($0.02) per share.  This increased loss of ($852,237) was primarily due to interest expense related to several defaulted notes payable.  All of the notes in question were settled without cash payment in the March 23, 2007 lawsuit settlement.

2006:  For the fiscal year ended December 31 2006, Adino had a net loss of ($4,817,315) or ($0.11) per share.  A significant portion of this loss is due to Adino’s loss on derivatives of (2,490,426) and interest expense of ($880,798).  During 2006, Adino’s wholly owned subsidiary, Intercontinental Fuels, LLC began operations, realizing $760,313 in revenue and $617,325 in gross margin.

Adino has restated the March 31, June 30 and September 30, 2006 financial statements in attached Note 19 to the financial statements contained herein.  The most significant changes over previously filed financial statements were the consolidation of Intercontinental Fuels, LLC and the correction of accounting treatment for the Dr. Zehr convertible debenture, determined to be a derivative.

2007:  Adino has restated the March 31, June 30 and September 30, 2007 financial statements in attached Note 19.  The most significant adjustment to the financial statements is the accounting for the capital lease associated with the terminal operated by Intercontinental Fuels, LLC at 17617 Aldine Westfield Rd, Houston, TX.  Additionally, the Company settled all litigation associated with the acquisition of the terminal on March 23, 2007.  The net gain from this settlement, $1,480,383, has been corrected for recognition over the 18 month life of the terminal’s capital lease.

See Note 19 for detailed restatement presentation.

LIQUIDITY AND CAPITAL RESOURCES

During the years 2003 to 2006, Adino had substantial liquidity and cash flow problems due to its lack of operating revenues. In 2007, the Company’s liquidity and cash flow improved due to revenues generated by IFL; however, we still experienced liquidity problems due to debts incurred by Adino in prior years. Our working capital deficit at December 31, 2007 was $7,949,223 compared to $11,325,117 at December 31, 2006. This is primarily due to our improved revenues during 2007 and positive cash flows from operations.

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

As discussed in Note 19 to the financial statements, the Company has restated its financial statements as of and for the year ended December 31, 2006 to correct errors in its accounting for convertible notes payable, consolidation of majority owned entities, and other short term liabilities. Unaudited restatement information is presented in Note 19 for the years ended December 31, 2003, 2004 and 2005.

/s/ McElravy, Kinchen & Associates, P.C.

www.mkacpas.com
Houston, Texas

August 8, 2008

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

For the years ended December 31, 2007 and 2006, we had no reserve for doubtful accounts as all of our receivables were collected early in the subsequent year or had no expectation of loss.

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

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. Derivative financial instruments are initially measured at their fair value. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at it fair value and is then re−valued at each reporting date, with changes in the fair value reported as charges or credits to income. For option−based derivative financial instruments, the Company uses the Black−Scholes model to value the derivative instruments. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non−current based on whether or not net−cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Restatements

The 2003-2006 financial results have been restated. See Note 19 for details. Additionally, the quarterly filings for March 31, June 30, and September 30, 2006 and 2007 have been restated.  See Note 20 for details.

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

On August 7, 2006 as discussed in note 8 below, we purchased our shares and options back from Mr. Sundlun. The entire amount due from Mr. Sundlun and payable to Mr. Sundlun are both reported at gross in our financial statements. Our net notes receivable and payable to and from Mr. Sundlun is a net payable of $750,000.

Due to our inability to collect the debt due from Coastal Resources and NARC, $100,000 was relieved during the year ended December 31, 2007.

A schedule of the balances at December 31, 2007 and 2006 is as follows:

	December 31,	December 31,
	2007	2006
Sundlun	$750,000	$750,000
Coastal Resources	-	30,000
NARC	-	70,000
Total	$750,000	$850,000

NOTE 6 – CONSOLIDATION OF IFL AND GOODWILL

From the period of IFL’s inception to 2005, our ownership percentage was 60%; our ownership increased during 2005 when our 20% partner rescinded their shares. On August 7, 2006 we obtained the remaining 20% interest in IFL from Stuart Sundlun in consideration for a note payable as described in Note 8 below. This transaction was accounted for as a step acquisition. This step acquisition resulted in an additional $1,500,000 of goodwill as the fair value of the net assets acquired was determined by management to be zero and the consideration given as discussed above was the $1,500,000 note.

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

NOTE 11 – STOCK PAYABLE

As of December 31, 2007, the Company had 50,000,000 shares of common stock authorized and 49,544,226 shares issued.  The Company entered into several stock option / warrant agreements with the Chairman and Chief Executive Officer, but was unable to issue those shares.  They agreed to not force issuance until the Company’s shareholders authorized additional capital.  At the Company’s annual meeting in January, 2008, the shareholders increased the authorized capital to 500,000,000 shares of common stock.  At December 31, 2007 and December 31, 2006, the following common stock shares were payable to the following parties:

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

In November 2007, the Company entered into an investment banking agreement with Aurora Financial Services.  As a portion of its compensation, the Company was to issue Aurora 1,000,000 shares of common stock upfront.  The Company did not have adequate authorized shares to give to Aurora, therefore the Company’s Chairman and Chief Executive Officer each gave Aurora 500,000 personally held, non-restricted shares.  Since the Chairman and Chief Executive Officer gave non-restricted shares on behalf of the Company, the Board approved issuance of 750,000 restricted shares each as repayment.  These shares were valued at 17 cents each on

November 12, 2007 based upon the closing market price of the Company’s commons stock and expense to the company of $255,000 was recorded.  The shares have not been issued as of December 31, 2007 and are part of the stock payable at December 31, 2007.

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

On April 3, 2007, Mr. Byrd and Mr. Wooley again elected to and the board approved conversion of part of their accrued salaries into Adino stock options.  To that end, the Company issued 12,000,000 stock options to each officer to purchase 12,000,000 shares of Adino stock for an exercise price of $0.03 cents per share.  Each officer relinquished $100,000 of accrued compensation for the options.  Using the Black-Scholes valuation model, and an expected life of two years, volatility of 262%, and a discount rate of 4.57% the Company has determined the aggregate value of the 24,000,000 five year warrants to be $717,412.  As the warrants are fully purchased and vested, this resulted in a net expense to the Company of $517,412 (after considering the $200,000 already accrued). Subsequently, on November 10, 2007, both Mr. Byrd and Mr. Wooley relinquished and returned to Adino 9,000,000 warrants each.  The total reduction in authorized but outstanding shares of 18,000,000, resulted in reinstatement of $75,000 of accrued compensation to each officer and reduction of consulting expense of $538,059, or 75% of the original expense to the Company.

The Company awarded Ms. Behrens 750,000 shares of restricted stock for her service as a director in 2004, 2005 and 2006. None of these shares have actually been issued to her, however. This resulted in an accrued expense of $90,000 at December 31, 2007 and $25,500 at December 31, 2006 for these shares based upon the fair market value of the shares as of the balance sheet date and is reflected in our stock payable liability at December 31, 2007.

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

The Company changed its name from Consolidated Medical Management, Inc. (dba Consolidated Minerals Management, Inc.) to Adino Energy Corporation.

The shareholders did not approve the Company’s proposal to re-domicile in Wyoming.  The Company remains a Montana corporation.

NOTE 19 –RESTATEMENT OF THE YEARS ENDED 2003, 2004, 2005 AND 2006

The Company has restated its annual financial statements from amounts previously reported for periods ended December 31, 2003, 2004, 2005 and 2006.  The Company has determined that there were certain errors in the amounts as reported previously.

In addition to restating the annual statements the Company has included restatements of all unaudited quarterly financial statements for the years ended December 31, 2007 and 2006, respectively. There were errors in previously reported quarterly financial statements from the years ended December 31, 2003 to December 31, 2005 however the Company has elected not to restate these period given the timeliness of the financial information and that annual unaudited restatements covering those periods are presented for informational purposes.

The Company had not consolidated its majority ownership position in Intercontinental Fuels, LLC. The Company held a 60% ownership of IFL for the years 2003, 2004 and 2005.  In 2006, IFL was originally accounted for as a consolidated entity.  Adjustments to previously reported amounts for the years 2003 – 2006 are reflected in the tables below.

The Company had not accounted for an embedded derivative attached to the $2,000,000 debenture with Dr. Zehr.  The debenture contained a provision for conversion to common stock, upon default, at a price tied to the share value at the time.  The Company did not have adequate authorized capital to satisfy the conversion requirement.  Within this restatement, the derivative has been accounted for the years ended December 31, 2004, 2005 and 2006 and all amounts are included in this Note 19.  The convertible debenture associated with the derivative was settled on March 23, 2007 and the derivative liability of $4,262,010 was posted to additional paid in capital.

The Company had several notes that were in default and as such, did not accrue interest during the years 2003, 2004, 2005 or 2006 on those notes.  The interest for all notes has now been posted to the appropriate years and is reflected in the attached restated Balance Sheets and Statements of Operations for the years ended December 31, 2003, 2004, 2005 and 2006.

It should be noted that the December 31, 2006 restated financial statements and related restatement schedules for the year ended December 31, 2006 have been audited, but the restatement schedules for 2003 - 2005 including the restated quarterly schedules are unaudited.

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

NOTE 19 – (cont’d) RESTATEMENT OF THE QUARTERS ENDED MARCH 31, JUNE 30 AND SEPTEMBER 30, 2006 AND 2007

As a result of the errors described above, our quarterly reports also reported an error.  The following pages reflect our unaudited restated quarterly results for each quarter in the years ended December 31, 2006 and December 31, 2007.  We have not included restatements for the various quarters in the years ended December 31, 2003, 2004 and 2005.

 The overall impact to the balance sheet and statement of operations of the company as of the quarters presented are as follows

Quarter ended	Net increase (decrease) in net assets	Net change in income (loss)	Net increase (decrease) in earnings per share, basic

March 31, 2006	737,156	44,720	0.00
June 30, 2006	712,320	(225,246)	(0.01)
September 20, 2006	1,922,733	(2,054,798)	(0.05)

March 31, 2007	3,109,103	(735,558)	(0.02)
June 30, 2007	3,050,849	(1,845,006)	(0.04)
September 30, 2007	2,983,045	1,023,934	0.02

Consolidated Unaudited Quarterly Balance Sheet	March 31, 2006
	As Reported	Adjustments		As Restated
Assets
Cash	-	173,679	A	173,679
Accounts Receivable	-	27,115	A	27,115
Oil and Gas Producing Assets	60,000	(60,000)	A	-
Notes Receivable	2,506,000	(1,656,000)	A	850,000
Equipment, net of depreciation	-	3,476,703	A	3,476,703
Investment in IFL	1,600,000	(1,600,000)	A	-
Goodwill	-	183,551	A	183,551
Other Assets	-	192,108	A	192,108
Total Assets	4,166,000	737,156		4,903,156
Liabilities
Accounts Payable	526,536	(236,291)	A	290,245
Accrued Liabilities	-	812,857	A	812,857
Accrued Interest	-	581,540	A	581,540
Notes Payable - Current Portion	500,000	967,908	A	1,467,908
Stock Payable	-	7,500	F	7,500
Derivative Liability	-	1,342,043	B	1,342,043
Note Discount	-	(168,960)	B	(168,960)
Debentures Payable	-	2,500,000	B	2,500,000
Total Current Liabilities	1,026,536	5,806,597		6,833,133
Long Term Liabilities
Debenture Payable	2,000,000	(2,000,000)	A	-
Note Payable - Dr. Zehr	600,000	(600,000)	A	-
Total Long Term Liabilities	2,600,000	(2,600,000)		-
Total Liabilities	3,626,536	3,206,597		6,833,133

Stockholders' Equity
Minority Interest	-	98,736	A	98,736
Common Stock	44,544	-		44,544
Additional Paid in Capital	4,332,172	2,120,616	A	6,452,788
Retained Earnings	(3,837,252)	(4,688,793)	A	(8,526,045)
Total Stockholders' Equity	539,464	(2,469,441)		(1,929,977)
Total Liabilities and Stockholders' Equity	4,166,000	737,156		4,903,156
Legend:
A - Amounts adjusted due to consolidation of majority owned subsidiary, Intercontinental Fuels, LLC
B - Amount adjusted to property account for convertible debenture and bifurcated embedded derivative
F - Amount adjusted to account for stock payable at current market value

Consolidated Unaudited Quarterly Balance Sheet	June 30, 2006
	As Reported	Adjustments		As Restated
Assets
Cash	-	57,722	A	57,722
Accounts Receivable	-	147,247	A	147,247
Oil and Gas Producing Assets	60,000	(60,000)	A	-
Notes Receivable	2,506,000	(1,656,000)	A	850,000
Equipment, net of depreciation	-	3,427,092	A	3,427,092
Investment in IFL	1,600,000	(1,600,000)	A	-
Goodwill	-	183,551	A	183,551
Other Assets	-	212,708	A	212,708
Total Assets	4,166,000	712,320		4,878,320

Liabilities
Accounts Payable	583,536	(146,073)	A	437,463
Accrued Liabilities	-	869,948	A	869,948
Accrued Interest	-	632,616	A	632,616
Notes Payable - Current Portion	500,000	967,908	A	1,467,908
Stock Payable	-	7,000	F	7,000
Derivative Liability	-	1,216,697	B	1,216,697
Debentures Payable	-	2,500,000	B	2,500,000
Total Current Liabilities	1,083,536	6,048,096		7,131,632

Long Term Liabilities
Debenture Payable	2,000,000	(2,000,000)	A	-
Note Payable - Dr. Zehr	600,000	(600,000)	A	-
Total Long Term Liabilities	2,600,000	(2,600,000)		-
Total Liabilities	3,683,536	3,448,096		7,131,632

Stockholders' Equity
Minority Interest	-	57,647	A	57,647
Common Stock	44,544	-		44,544
Additional Paid in Capital	4,332,172	2,120,616	A	6,452,788
Retained Earnings	(3,894,252)	(4,914,039)	A	(8,808,291)
Total Stockholders' Equity	482,464	(2,735,776)		(2,253,312)

Total Liabilities and Stockholders' Equity	4,166,000	712,320		4,878,320
Legend:
A - Amounts adjusted due to consolidation of majority owned subsidiary, Intercontinental Fuels, LLC
B - Amount adjusted to property account for convertible debenture and bifurcated embedded derivative
F - Amount adjusted to account for stock payable at current market value

Consolidated Unaudited Quarterly Balance Sheet	September 30, 2006
	As Reported	Adjustments		As Restated
Assets
Cash	-	52,592	A	52,592
Accounts Receivable	-	16,011	A	16,011
Oil and Gas Producing Assets	60,000	(60,000)	A	-
Notes Receivable	2,506,000	(1,656,000)	A	850,000
Equipment, net of depreciation	-	3,377,581	A	3,377,581
Investment in IFL	1,600,000	(1,600,000)	A	-
Goodwill	-	1,559,241	A	1,559,241
Other Assets	-	233,308	A	233,308
Total Assets	4,166,000	1,922,733		6,088,733

Liabilities
Accounts Payable	640,536	(246,065)	A	394,471
Accrued Liabilities	-	927,015	A	927,015
Accrued Interest	-	705,883	A	705,883
Notes Payable - Current Portion	500,000	2,467,908	A	2,967,908
Stock Payable	-	7,350	F	7,350
Derivative Liability	-	3,008,863	B	3,008,863
Debentures Payable	-	2,500,000	B	2,500,000
Total Current Liabilities	1,140,536	9,370,954		10,511,490

Long Term Liabilities
Debenture Payable	2,000,000	(2,000,000)	A	-
Note Payable - Dr. Zehr	600,000	(600,000)	A	-
Total Long Term Liabilities	2,600,000	(2,600,000)		-
Total Liabilities	3,740,536	6,770,954		10,511,490

Stockholders' Equity
Minority Interest	-	-		-
Common Stock	44,544	-		44,544
Additional Paid in Capital	4,332,172	2,120,616	A	6,452,788
Retained Earnings	(3,951,252)	(6,968,837)	A	(10,920,089)
Total Stockholders' Equity	425,464	(4,848,221)		(4,422,757)

Total Liabilities and Stockholders' Equity	4,166,000	1,922,733		6,088,733
Legend:
A - Amounts adjusted due to consolidation of majority owned subsidiary, Intercontinental Fuels, LLC
B - Amount adjusted to property account for convertible debenture and bifurcated embedded derivative
F - Amount adjusted to account for stock payable at current market value

Consolidated Unaudited Quarterly Income Statement	Three Months Ended March 31, 2006
	As Reported	Adjustments		As Restated

Revenues	-	302,400	A	302,400
COGS	-	-		-
Gross Margin	-	302,400		302,400

Operating Expenses
Personnel Costs	-	5,763	A	5,763
Terminal Management	-	607	A	607
Consulting	57,000	53,464	A	110,464
Legal and Professional	-	55,358	A	55,358
Depreciation	-	49,611	A	49,611
Repairs	-	17,253	A	17,253
Operating Supplies	-	11,287	A	11,287
G&A & Office Expenses	-	2,140	A	2,140
Total Operating Expenses	57,000	195,483		252,483
Income (Loss) from Operations	(57,000)	106,917		49,917

Other Income (Expense)
Interest Expense	-	(473,612)	A	(473,612)
Interest Income	-	20,600	A	20,600
Other Income (Expense)	-	(64,300)	A	(64,300)
Derivative Gain/Loss	-	429,541	B	429,541
Minority Interest in Loss	-	25,574	A	25,574
Net Loss	(57,000)	44,720		(12,280)

Loss per share, basic	(0.00)			(0.00)
Loss per share, diluted	(0.00)			(0.00)
Weighted Avg # of shares	44,544,226			44,544,226

Legend:
A - Amounts adjusted due to consolidation of majority owned subsidiary, Intercontinental Fuels, LLC
B - Amount adjusted to property account for convertible debenture and bifurcated embedded derivative

Consolidated Unaudited Quarterly Income Statement	Three Months Ended June 30, 2006				Six Months Ended June 30, 2006
	As Reported	Adjustments		As Restated	As Reported	Adjustments		As Restated

Revenues	-	130,196	A	130,196	-	432,596	A	432,596
COGS	-	94,493	A	94,493	-	94,493	A	94,493
Gross Margin	-	35,703		35,703	-	338,103		338,103

Operating Expenses
Personnel Costs	-	19,811	A	19,811	-	25,574	A	25,574
Terminal Management	-	19,000	A	19,000	-	19,607	A	19,607
Consulting	57,000	2,000	A	59,000	114,000	55,464	A	169,464
Legal and Professional	-	19,700	A	19,700	-	75,058	A	75,058
Depreciation	-	49,611	A	49,611	-	99,222	A	99,222
Repairs	-	65,802	A	65,802	-	83,055	A	83,055
Operating Supplies	-	50,501	A	50,501	-	61,788	A	61,788
G&A & Office Expenses	-	2,023	A	2,023	-	4,163	A	4,163
Total Operating Expenses	57,000	228,448		285,448	114,000	423,931		537,931
Income (Loss) from Operations	(57,000)	(192,745)		(249,745)	(114,000)	(85,828)		(199,828)

Other Income (Expense)
Interest Expense	-	(220,036)	A	(220,036)	-	(693,648)	A	(693,648)
Interest Income	-	20,600	A	20,600	-	41,200	A	41,200
Other Income (Expense)	-	500	A	500	-	(63,800)	A	(63,800)
Derivative Gain/Loss	-	125,346	B	125,346	-	554,887	B	554,887
Minority Interest in Loss	-	41,089	A	41,089	-	66,663	A	66,663
Net Loss	(57,000)	(225,246)		(282,246)	(114,000)	(180,526)		(294,526)

Loss per share, basic	(0.00)	(0.01)		(0.01)	(0.00)	(0.01)		(0.01)
Loss per share, diluted	(0.00)	(0.01)		(0.01)	(0.00)	(0.01)		(0.01)
Weighted Avg # of shares	44,544,226			44,544,226	44,544,226			44,544,226

Legend:
A - Amounts adjusted due to consolidation of majority owned subsidiary, Intercontinental Fuels, LLC
B - Amount adjusted to property account for convertible debenture and bifurcated embedded derivative

Consolidated Unaudited Quarterly Income Statement	Three Months Ended September 30, 2006				Nine Months Ended September 30, 2006
	As Reported	Adjustments		As Restated	As Reported	Adjustments		As Restated

Revenues	-	82,866	A	82,866	-	515,462	A	515,462
COGS	-	48,611	A	48,611	-	143,104	A	143,104
Gross Margin	-	34,255		34,255	-	372,358		372,358

Operating Expenses
Personnel Costs	-	23,872	A	23,872	-	49,446	A	49,446
Terminal Management	-	33,000	A	33,000	-	52,607	A	52,607
Consulting	57,000	-		57,000	171,000	55,464	A	226,464
Legal and Professional	-	5,468	A	5,468	-	80,526	A	80,526
Depreciation	-	49,511	A	49,511	-	148,733	A	148,733
Repairs	-	14,074	A	14,074	-	97,129	A	97,129
Operating Supplies	-	43,517	A	43,517	-	105,305	A	105,305
G&A & Office Expenses	-	7,765	A	7,765	-	11,928	A	11,928
Total Operating Expenses	57,000	177,207		234,207	171,000	601,138		772,138
Income (Loss) from Operations	(57,000)	(142,952)		(199,952)	(171,000)	(228,780)		(399,780)

Other Income (Expense)
Interest Expense	-	(73,267)	A	(73,267)	-	(766,915)	A	(766,915)
Interest Income	-	20,600	A	20,600	-	61,800	A	61,800
Other Income (Expense)	-	(350)	A	(350)	-	(64,150)	A	(64,150)
Derivative Gain/Loss	-	(1,792,166)	B	(1,792,166)	-	(1,237,279)	B	(1,237,279)
Minority Interest in Loss	-	(66,663)	A	(66,663)	-	-		-
Net Loss	(57,000)	(2,054,798)		(2,111,798)	(171,000)	(2,235,324)		(2,406,324)

Loss per share, basic	(0.00)	(0.05)		(0.05)	(0.00)	(0.05)		(0.05)
Loss per share, diluted	(0.00)	(0.05)		(0.05)	(0.00)	(0.05)		(0.05)
Weighted Avg # of shares	44,544,226			44,544,226	44,544,226			44,544,226

Legend:
A - Amounts adjusted due to consolidation of majority owned subsidiary, Intercontinental Fuels, LLC
B - Amount adjusted to property account for convertible debenture and bifurcated embedded derivative

Consolidated Unaudited Quarterly Balance Sheet	March 31, 2007
	As Reported	Adjustments		As Restated
Assets
Cash	64,553	-		64,553
Accounts Receivable	123,565	(20,000)	A	103,565
Oil and Gas Producing Assets	-	-		-
Notes Receivable	1,005,208	(255,208)	A	750,000
Inventory	31,230	-		31,230
Equipment, net of depreciation	99,492	3,080,080	D	3,179,572
Investment in IFL	1,500,000	(1,500,000)	A	-
Goodwill	-	1,559,240	A	1,559,240
Other Assets	10,217	244,991	A	255,208
Total Assets	2,834,265	3,109,103		5,943,368

Liabilities
Accounts Payable	2,165,846	(1,375,386)	A	790,460
Accrued Liabilities	40,250	1,049,457	A	1,089,707
Accrued Interest	-	97,500	C	97,500
Notes Payable - Current Portion	489,603	1,464,942	A	1,954,545
Lease Obligation	-	3,179,572	D	3,179,572
Stock Payable	37,500	390,210	F	427,710
Deferred Gain	-	1,480,383	D	1,480,383
Total Current Liabilities	2,733,199	6,286,678		9,019,877
Long Term Liabilities
Notes Payable	1,500,000	(1,500,000)	A	-
Total Long Term Liabilities	1,500,000	(1,500,000)		-
Total Liabilities	4,233,199	4,786,678		9,019,877

Stockholders' Equity
Minority Interest	-	-		-
Common Stock	44,544	-		44,544
Additional Paid in Capital	4,332,172	6,382,626	B	10,714,798
Retained Earnings	(5,775,650)	(8,060,201)	A	(13,835,851)
Total Stockholders' Equity	(1,398,934)	(1,677,575)		(3,076,509)

Total Liabilities and Stockholders' Equity	2,834,265	3,109,103		5,943,368
Legend:
A - Amounts adjusted due to consolidation of majority owned subsidiary, Intercontinental Fuels, LLC
B - Amount adjusted to property account for convertible debenture and bifurcated embedded derivative
C - Amount adjusted to reflect interest adjustments associated with notes receivable / payable
D - Amount adjusted to properly account for sale/leaseback of IFL terminal and associated gain
F - Amount adjusted to account for stock payable at current market value

Consolidated Unaudited Quarterly Balance Sheet	June 30, 2007
	As Reported	Adjustments		As Restated
Assets
Cash	100,984	-		100,984
Accounts Receivable	161,518	(30,126)	A	131,392
Oil and Gas Producing Assets	-	-		-
Notes Receivable	1,023,958	(273,958)	A	750,000
Inventory	57,554	-		57,554
Equipment, net of depreciation	142,967	3,030,249	D	3,173,216
Investment in IFL	-	-		-
Goodwill	1,500,000	59,240	A	1,559,240
Other Assets	9,714	265,444	A	275,158
Total Assets	2,996,695	3,050,849		6,047,544

Liabilities
Accounts Payable	2,091,540	(1,161,428)	A	930,112
Accrued Liabilities	25,295	1,234,642	A	1,259,937
Accrued Interest	135,833	(833)	C	135,000
Notes Payable - Current Portion	283,507	1,692,019	A	1,975,526
Lease Obligation	-	3,255,909	D	3,255,909
Stock Payable	22,500	1,551,190	F	1,573,690
Deferred Gain	-	1,233,653	D	1,233,653
Total Current Liabilities	2,558,675	7,805,152		10,363,827

Long Term Liabilities
Notes Payable	1,541,724	(1,541,724)	A	-
Total Long Term Liabilities	1,541,724	(1,541,724)		-
Total Liabilities	4,100,399	6,263,428		10,363,827

Stockholders' Equity
Common Stock	49,544	-		49,544
Additional Paid in Capital	5,059,584	6,692,626	B	11,752,210
Retained Earnings	(6,212,832)	(9,905,205)	A	(16,118,037)
Total Stockholders' Equity	(1,103,704)	(3,212,579)		(4,316,283)

Total Liabilities and Stockholders' Equity	2,996,695	3,050,849		6,047,544
Legend:
A - Amounts adjusted due to consolidation of majority owned subsidiary, Intercontinental Fuels, LLC
B - Amount adjusted to property account for convertible debenture and bifurcated embedded derivative
C - Amount adjusted to reflect interest adjustments associated with notes receivable / payable
D - Amount adjusted to properly account for sale/leaseback of IFL terminal and associated gain
F - Amount adjusted to account for stock payable at current market value

Consolidated Unaudited Quarterly Balance Sheet	September 30, 2007
	As Reported	Adjustments		As Restated
Assets
Cash	170,892	-		170,892
Accounts Receivable	142,945	(52,619)	A	90,326
Notes Receivable	1,042,708	(292,708)	A	750,000
Inventory	18,910	-		18,910
Equipment, net of depreciation	134,615	2,983,236	D	3,117,851
Goodwill	1,500,000	59,240	A	1,559,240
Other Assets	8,012	285,896	A	293,908
Total Assets	3,018,082	2,983,045		6,001,127

Liabilities
Accounts Payable	1,992,728	(1,175,172)	A	817,556
Accrued Liabilities	24,000	1,248,906	A	1,272,906
Accrued Interest	173,333	(833)	C	172,500
Notes Payable - Current Portion	295,415	1,664,329	A	1,959,744
Lease Obligation	-	3,315,318	D	3,315,318
Stock Payable	22,500	671,775	F	694,275
Deferred Gain	-	986,921	D	986,921
Total Current Liabilities	2,507,976	6,711,244		9,219,220

Long Term Liabilities
Notes Payable	1,539,555	(1,539,555)	A	-
Total Long Term Liabilities	1,539,555	(1,539,555)		-
Total Liabilities	4,047,531	5,171,689		9,219,220

Stockholders' Equity
Common Stock	49,544	-		49,544
Additional Paid in Capital	5,066,975	6,692,626	B	11,759,601
Retained Earnings	(6,145,968)	(8,881,270)	A	(15,027,238)
Total Stockholders' Equity	(1,029,449)	(2,188,644)		(3,218,093)

Total Liabilities and Stockholders' Equity	3,018,082	2,983,045		6,001,127
Legend:
A - Amounts adjusted due to consolidation of majority owned subsidiary, Intercontinental Fuels, LLC
B - Amount adjusted to property account for convertible debenture and bifurcated embedded derivative
C - Amount adjusted to reflect interest adjustments associated with notes receivable / payable
D - Amount adjusted to properly account for sale/leaseback of IFL terminal and associated gain
F - Amount adjusted to account for stock payable at current market value

Consolidated Unaudited Quarterly Income Statement	Three Months Ended March 31, 2007
	As Reported	Adjustments		As Restated

Revenues	225,676	-		225,676
COGS	34,339	-		34,339
Gross Margin	191,337	-		191,337

Operating Expenses
Personnel Costs	25,559	20,000	E	45,559
Terminal Management	22,500	-		22,500
Consulting	107,000	(59,000)	E	48,000
Legal and Professional	4,592	281,424	A	286,016
Depreciation	266,015	(249,571)	D	16,444
Repairs	114,428	(5,923)	D	108,505
Operating Supplies	7,122	40,885	A	48,007
G&A & Office Expenses	53,083	28,320	A	81,403
Total Operating Expenses	600,299	56,135		656,434
Income (Loss) from Operations	(408,962)	(56,135)		(465,097)

Other Income (Expense)
Interest Expense	(38,841)	(44,043)	C	(82,884)
Interest Income	18,775	1,406	C	20,181
Other Income (Expense)	-	23,028	F	23,028
Gain from Lawsuit	659,814	(659,814)	D	-
Net Income (Loss)	230,786	(735,558)		(504,772)

Earnings (loss) per share, basic	0.01	(0.02)		(0.01)
Earnings (loss) per share, diluted	0.01	(0.02)		(0.01)
Weighted Avg # of shares	44,544,226			44,544,226

Legend:
A - Amounts adjusted due to consolidation of majority owned subsidiary, Intercontinental Fuels, LLC
C - Amount adjusted to reflect interest adjustments associated with notes receivable / payable
D - Amount adjusted to properly account for sale/leaseback of IFL terminal and associated gain
E - Amount adjusted to properly reflect compensation and accrued compensation
F - Amount adjusted to account for stock payable at current market value

Consolidated Unaudited Quarterly Income Statement	Three Months Ended June 30, 2007				Six Months Ended June 30, 2007
	As Reported	Adjustments		As Restated	As Reported	Adjustments		As Restated

Revenues	538,676	25,545	A	564,221	764,352	25,545	A	789,897
COGS	232,715	-		232,715	267,054	-		267,054
Gross Margin	305,961	25,545		331,506	497,298	25,545		522,843

Operating Expenses
Personnel Costs	28,093	10,125	E	38,218	53,652	30,125	E	83,777
Terminal Management	47,000	-		47,000	69,500	-		69,500
Consulting	602,912	225,000	E	827,912	709,912	166,000	E	875,912
Legal and Professional	123,114	361,100	A	484,214	389,129	381,100	A	770,229
Depreciation	3,835	49,948	D	53,783	118,263	(48,036)	D	70,227
Repairs	9,407	510	D	9,917	16,529	101,892	D	118,421
Operating Supplies	7,792	7,172	A	14,964	12,384	50,587	A	62,971
G&A & Office Expenses	71,751	9,800	A	81,551	124,834	38,120	A	162,954
Total Operating Expenses	893,904	663,655		1,557,559	1,494,203	719,788		2,213,991
Income (Loss) from Operations	(587,943)	(638,110)		(1,226,053)	(996,905)	(694,243)		(1,691,148)

Other Income (Expense)
Interest Expense	(40,528)	(135,310)	C	(175,838)	(79,369)	(179,353)	C	(258,722)
Interest Income	18,952	-		18,952	37,727	1,406	C	39,133
Other Income (Expense)	19,830	(1,165,810)	F	(1,145,980)	19,830	(1,142,782)	F	(1,122,952)
Gain from Lawsuit	152,507	94,224	D	246,731	812,321	(565,590)	D	246,731
Net Loss	(437,182)	(1,845,006)		(2,282,188)	(206,396)	(2,580,562)		(2,786,958)

Loss per share, basic	(0.01)	(0.04)		(0.05)	(0.00)	(0.06)		(0.06)
Loss per share, diluted	(0.01)	(0.04)		(0.05)	(0.00)	(0.06)		(0.06)
Weighted Avg # of shares	49,544,226			48,877,559	49,544,226			46,710,893

Legend:
A - Amounts adjusted due to consolidation of majority owned subsidiary, Intercontinental Fuels, LLC
C - Amount adjusted to reflect interest adjustments associated with notes receivable / payable
D - Amount adjusted to properly account for sale/leaseback of IFL terminal and associated gain
E - Amount adjusted to properly reflect compensation and accrued compensation
F - Amount adjusted to account for stock payable at current market value

Consolidated Unaudited Quarterly Income Statement	Three Months Ended September 30, 2007				Nine Months Ended September 30, 2007
	As Reported	Adjustments		As Restated	As Reported	Adjustments		As Restated

Revenues	634,498	(5,716)	A	628,782	1,398,850	19,829	A	1,418,679
COGS	220,031	-		220,031	487,085	-		487,085
Gross Margin	414,467	(5,716)		408,751	911,765	19,829		931,594

Operating Expenses
Personnel Costs	4,722	22,495	E	27,217	58,374	52,620	E	110,994
Terminal Management	96,000	-		96,000	165,500	-		165,500
Consulting	87,391	63,500	E	150,891	797,303	229,500	E	1,026,803
Legal and Professional	40,724	(10,712)	A	30,012	429,853	370,388	A	800,241
Depreciation	8,352	47,013	D	55,365	126,615	(1,023)	D	125,592
Repairs	300	-		300	16,829	101,892	D	118,721
Operating Supplies	2,624	6,465	A	9,089	15,008	57,051	A	72,059
G&A & Office Expenses	74,473	(122,742)	A	(48,269)	199,307	(84,622)	A	114,685
Total Operating Expenses	314,586	6,019		320,605	1,808,789	725,806		2,534,595
Income (Loss) from Operations	99,881	(11,735)		88,146	(897,024)	(705,977)		(1,603,001)

Other Income (Expense)
Interest Expense	(64,061)	(78,914)	C	(142,975)	(143,430)	(258,267)	C	(401,697)
Interest Income	19,480	-		19,480	57,207	1,406	C	58,613
Other Income (Expense)	2,137	877,278	F	879,415	21,968	(265,505)	F	(243,537)
Gain from Lawsuit	9,426	237,305	D	246,731	821,747	(328,285)	D	493,462
Net Income (Loss)	66,863	1,023,934		1,090,797	(139,532)	(1,556,628)		(1,696,160)

Earnings (loss) per share, basic	0.00	0.02		0.02	(0.00)	(0.04)		(0.04)
Earnings (loss) per share, diluted	0.00	0.02		0.02	(0.00)	(0.03)		(0.03)
Weighted Avg # of shares	49,544,226			49,544,226	47,657,779			47,692,374

Legend:
A - Amounts adjusted due to consolidation of majority owned subsidiary, Intercontinental Fuels, LLC
C - Amount adjusted to reflect interest adjustments associated with notes receivable / payable
D - Amount adjusted to properly account for sale/leaseback of IFL terminal and associated gain
E - Amount adjusted to properly reflect compensation and accrued compensation
F - Amount adjusted to account for stock payable at current market value

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

Changes in Internal Control Over Financial Reporting

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

First, the Company has adopted a code of ethics. Second, we have hired an internal controller whose function is to handle the Company’s accounting. Third, we have restated our financial statements in order to reflect the proper consolidation of IFL and proper accounting for the derivate instrument discussed above.

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

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the undersigned has duly caused this Form 10-KSB to be signed on its behalf by the undersigned, there unto duly authorized, in the City of Houston, Texas on August 8, 2008.

ADINO ENERGY CORPORATION

By: /s/ Timothy G. Byrd, Sr.

---------------------------------------------------
Timothy G. Byrd, Sr.

Chief Executive Officer, CFO and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this 10-KSB has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Signature

Name and Title                  Date

/s/Sonny Wooley               Chairman of the Board

August 8, 2008
----------------------------

of Directors
Sonny Wooley

/s/Timothy G. Byrd, Sr.     Chief Executive Officer,     August 8, 2008
---------------------------

Chief Financial Officer,
Timothy G. Byrd, Sr.          and Director

/s/ Peggy Behrens

Secretary and Director

August 8, 2008

--------------------------

Peggy Behrens

31.1      CERTIFICATION  OF  CHIEF  EXECUTIVE  OFFICER  PURSUANT  TO  RULE 15D-14(A) OF THE EXCHANGE ACT

I, Timothy G. Byrd, Sr. certify that:

1.

I have reviewed this Form 10-KSB/A2 of Adino Energy Corporation;

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

Date: August 8, 2008

/s/

Timothy G. Byrd, Sr.

Chief Executive Officer

31.2      CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO RULE 15D-14(A) OF THE EXCHANGE ACT

I, Timothy G. Byrd, Sr. certify that:

1.

I have reviewed this Form 10-KSB/A2 of Adino Energy Corporation;

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

Date: August 8, 2008

/s/

Timothy G. Byrd, Sr.

Chief Financial Officer

32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 906 OF THE SARBANES-

OXLEY ACT OF 2002 AND 18 U.S.C. SECTION 1350.

I, Timothy G. Byrd, Sr., the Chief Executive Officer of Adino Energy Corporation, hereby certify that to my knowledge, Adino Energy Corporation’s annual report on Form 10KSB/A2 for the period ended December 31, 2007, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in the periodic report on Form 10 KSB/A2 and the financial statements contained therein fairly presents, in all material respects, the financial condition and results of the operations of Adino Energy Corporation.

Date: August 8, 2008

/s/

Timothy G. Byrd, Sr.

32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 AND 18 U.S.C. SECTION 1350.

I, Timothy G. Byrd, the Chief Financial Officer of Adino Energy Corporation, hereby certify that to my knowledge, Adino Energy Corporation’s annual report on Form 10KSB/A2 for the period ended December 31, 2006, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in the periodic report on Form 10 KSB/A2 and the financial statements contained therein fairly presents, in all material respects, the financial condition and results of the operations of Adino Energy Corporation.

Date: August 8, 2008

/s/

Timothy G. Byrd, Sr.