Form 10-Q
period 2008-06-30
ADINO ENERGY CORP
filed 2008-08-13
CIK 700815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

Or

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File #333-74638

ADINO ENERGY CORPORATION

(Exact name of registrant as specified in its charter)

MONTANA	82-0369233
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

2500 City West Boulevard, Suite 300, Houston, Texas	77042
(Address of principal executive offices)	(Zip Code)

(281) 209-9800

(Registrant's telephone no., including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

Large accelerated filer

[  ]

Accelerated filer

[  ]

Non-accelerated filer

[  ]

Smaller reporting company

X

(Do not check if smaller reporting company

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act:

Yes

[  ]

No

X

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of August 13, 2008, there were 75,891,699 shares of common stock outstanding.

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADINO ENERGY CORPORATION

Consolidated Balance Sheets

AS OF JUNE 30, 2008 AND DECEMBER 31, 2007

(Unaudited)

	June 30, 2008	December 31, 2007
ASSETS
Cash in bank	$49,085	$91,264
Accounts receivable	383,531	301,765
Prepaid assets	11,932	3,896
Inventory	10,090	4,177
Total current assets	454,638	401,102

Fixed assets, net of accumulated depreciation of $287,996 and $168,518, respectively	3,140,977	3,246,750
Goodwill	1,559,240	1,559,240
Notes receivable	750,000	750,000
Other assets	348,958	312,658
Total non-current assets	5,799,175	5,868,648
TOTAL ASSETS	$6,253,813	$6,269,750

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable	$863,774	$888,140
Accrued liabilities	1,272,698	1,453,164
Notes payable – related party	23,000	15,000
Notes payable – current portion	397,185	397,006
Lease obligation – terminal	3,483,268	3,355,984
Stock payable	-	1,290,840
Interest payable	285,000	210,000
Deferred gain on sale/leaseback	246,728	740,191
Total current liabilities	6,571,653	8,350,325

Notes payable	1,561,936	1,569,650
TOTAL LIABILITIES	8,133,589	9,919,975

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares outstanding	-	-
Capital stock, $0.001 par value, 500,000,000 shares authorized, 66,301,226 and 49,544,226 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	66,301	49,544
Additional paid in capital	12,494,679	11,228,933
Retained deficit	(14,440,756)	(14,928,702)
Total stockholders’ deficit	(1,879,776)	(3,650,225)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$6,253,813	$6,269,750

The accompanying notes are an integral part of these financial statements.

ADINO ENERGY CORPORATION

Consolidated Statements of Operations

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
		(Restated)		(Restated)
REVENUE AND GROSS MARGIN
Revenue	$ 566,238	$ 564,221	$ 1,010,440	$ 789,897
Cost of product sales	116,793	232,715	208,057	267,054
Gross margin on sales	449,445	331,506	802,383	522,843

OPERATING EXPENSES
Payroll and related expenses	-	38,218	-	83,777
Terminal management	106,000	47,000	211,000	69,500
General and administrative	38,203	81,551	73,903	162,954
Legal and professional	51,216	484,214	120,715	770,229
Consulting fees	117,110	827,912	222,002	875,912
Repairs	950	9,917	5,929	118,421
Depreciation expense	59,739	53,783	119,478	70,227
Operating supplies	3,649	14,964	4,857	62,971
Total operating expenses	376,867	1,557,559	757,884	2,213,991

OPERATING INCOME (LOSS)	72,578	(1,226,053)	44,499	(1,691,148)

OTHER INCOME AND EXPENSES
Interest income	18,829	18,952	37,804	39,133
Interest expense	(152,722)	(175,838)	(302,961)	(258,722)
Gain (loss) from stock valuation	(107,570)	(1,145,980)	215,140	(1,122,952)
Gain from lawsuit	246,732	246,731	493,464	246,731
Total other income and expenses	5,269	(1,056,135)	443,447	(1,095,810)

NET INCOME (LOSS)	$ 77,847	$ (2,282,188)	$ 487,946	$ (2,786,958)

Net income (loss) per share, basic and fully diluted	$ 0.00	$ (0.05)	$ 0.01	$ (0.06)

Weighted average shares outstanding	59,598,426	48,877,559	54,543,552	46,710,893

The accompanying notes are an integral part of these financial statements.

ADINO ENERGY CORPORATION

Consolidated Statement of Changes in Stockholders’ Deficit

FOR THE SIX MONTHS ENDED JUNE 30, 2008

(Unaudited)

	Shares	Amount	Additional Paid in Capital	Retained Deficit	Total

Balance December 31, 2007	49,544,226	$ 49,544	$ 11,228,933	$ (14,928,702)	$ (3,650,225)
Options issued for services	-	-	26,803	-	26,803
Shares issued for payable	10,757,000	10,757	1,064,943	-	1,075,700
Warrants exercised - officers	6,000,000	6,000	174,000	-	180,000
Net income	-	-	-	487,946	487,946
Balance June 30, 2008	66,301,226	$ 66,301	$ 12,494,679	$ (14,440,756)	$ (1,879,776)

The accompanying notes are an integral part of these financial statements.

ADINO ENERGY CORPORATION

Consolidated Statements of Cash Flows

FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

(Unaudited)

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007 (Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ 487,946	$ (2,786,958)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	119,478	70,227
Warrants and options issued for services	26,803	717,412
Gain (loss) on stock payable valuation	(215,140)	1,122,952
Gain from lawsuit	(493,463)	(246,731)

Change in operating assets and liabilities:
Accounts receivable	(81,766)	6,553
Inventory	(5,913)	(57,554)
Other assets	(44,336)	(38,862)
Accounts payable and accrued liabilities	50,168	1,393,556
Lease obligation	127,284	-
Net cash provided by (used in) operating activities	(28,939)	180,595

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(13,705)	(114,613)
Net cash used in investing activities	(13,705)	(114,613)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on note payable – related party	10,500	47,427
Principal payments on note payable – related party	(10,035)	(26,648)
Net cash provided by financing activities	$ 465	$ 20,779

Net change in cash and cash equivalents	(42,179)	86,761
Cash and cash equivalents, beginning of period	91,264	14,223
Cash and cash equivalents, end of period	$ 49,085	$ 100,984

Cash paid for:
Interest	$ -	$ -
Income taxes	$ -	$ -
Supplemental disclosures of non-cash information
Exchange of debenture and terminal for liabilities including convertible debenture	$ -	$ 4,680,500
Extinguishment of derivative liability	$ -	$ 4,262,010
Warrants exercised for payables	$ 180,000	$ -
Stock issued for payables	$ 1,075,700	$ 325,000

The accompanying notes are an integral part of these financial statements.

ADINO ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Adino Energy Corporation have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in Adino Energy Corporation’s Annual Report filed with the SEC on Form 10-KSB.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2008 and 2007 as reported elsewhere in this Form 10-Q have been omitted.

NOTE 2 - GOING CONCERN

As of June 30, 2008, the Company has a working capital deficit of $6,117,015 and a retained deficit of $14,440,756. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern depends upon its ability to obtain funding for its working capital deficit. $3,483,268 of the working capital deficit represents the purchase price for the terminal assets which are currently under a capital lease.  The Company believes that the market value of the terminal assets and the current cash flow is adequate to support a longer term financing package to satisfy the working capital deficit.  These factors lead the Company to expect that the terminal financing will include additional capital to service and pay down existing obligations. Certain officers and directors have agreed in writing to postpone payment if necessary should the Company need capital it would otherwise pay these individuals. Lastly, the Company plans to grow through merger and acquisition opportunities including the expansion of existing business opportunities. The Company expects these growth opportunities to be financed by a combination of equity and debt capital; however, in the event the Company is unable to obtain additional debt and equity financing, the Company may not be able to continue its operations.

NOTE 3 - LEASE COMMITMENTS

The Company entered into a lease commitment on April 1, 2007.  The Company agreed to lease the terminal from 17617 Aldine Westfield Road, LLC for 18 months at $15,000 per month with an option to purchase the terminal for $3.55 million.  The Company must exercise the purchase option by July 31, 2008. The Company has evaluated this lease and determined that this lease qualifies as a capital lease for accounting purposes.  The terminal has been capitalized at $3,179,572, calculated using the present value of monthly rent at $15,000 for the months April 2007 – July 2008 and  the final purchase price of $3.55 million discounted at IFL’s incremental borrowing rate of 12.75%.  The terminal is being depreciated over its useful life of 15 years, resulting in monthly depreciation expense of $17,664.  As the lease / purchase option must finalize execution by October 1, 2008, the entire lease obligation is a current liability. As of June 30, 2008 the carrying value of the capital lease liability is $3,483,268.

NOTE 4 – ACCRUED LIABILITIES

Other liabilities and accrued expenses consisted of the following as of June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007

Accrued Salaries	$ 1,120,936	$ 1,311,789
Accrued Accounting and Legal Fees	140,962	140,600
Accrued Taxes	10,800	775
Total	$ 1,272,698	$ 1,453,164

ADINO ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – STOCK

COMMON STOCK

The Company's common stock has a par value of $0.001. At December 31, 2007, there were 50,000,000 shares authorized and 49,544,226 shares outstanding.  During the annual shareholders meeting on January 30, 2008, the Company’s shareholders voted to increase the number of authorized shares to 500,000,000.

In November 2007, the Company entered into an investment banking agreement with Aurora Financial Services.  As a portion of its compensation, the Company was to issue Aurora 1,000,000 shares of common stock upfront.  The Company did not have adequate authorized shares to give to Aurora, therefore the Company’s Chairman and Chief Executive Officer each gave Aurora 500,000 personally held, non-restricted shares.  Since the Chairman and Executive Officer gave non-restricted shares on behalf of the Company, the Board approved issuance of 750,000 restricted shares each as repayment. These shares were valued at $0.17 each on November 12, 2007 based upon the closing market price of the Company’s common stock and expense to the company of $255,000 was recorded. The shares are part of the stock payable at December 31, 2007.  On May 7, 750,000 shares were issued to each officer, resulting in an additional expense to the Company of $15,000.

The Company entered into several stock option agreements and authorized stock grants for services rendered to several parties, including the Chairman and Chief Executive Officer, but was unable to issue those shares due to inadequate authorized shares.  With the increase in authorized shares given at the January 30, 2008 shareholder’s meeting, the Company decided to issue all remaining stock payable.  Mr. Byrd and Mr. Wooley were issued the remaining stock payable due them on May 7, 2008: 2,500,000 and 4,500,000 shares, respectively.  These issuances resulted in an additional expense to the Company of $70,000.

Both Mr. Byrd and Mr. Wooley held 3 million warrants each for stock purchasable at $0.03 per share.  In May 2008, they both exercised those warrants, utilizing accrued salaries to settle the $90,000 purchase price.  On May 7, 2008, both Mr. Byrd and Mr. Wooley were issued 3,000,000 shares in full settlement of the warrants.

The Company awarded Ms. Behrens 750,000 shares of restricted stock for her service as a director in 2004, 2005 and 2006. This resulted in an accrued expense of $90,000 at December 31, 2007 for these shares based upon the fair market value of the shares at the balance sheet date and is reflected in our stock payable liability at December 31, 2007.  The 750,000 shares were issued to Ms. Behrens on May 7, 2008 and resulted in an additional expense to the company of $7,500.

The Company also decided to issue the remaining stock payable shares in May, 2008.  The Company issued 750,000 shares to Mr. LeClere and 1,000,000 shares to Mr. Gaines, resulting in an additional expense of $15,070.

As a result of the above common stock issuances, as of June 30, 2008 there were 66,301,226 shares outstanding.

PREFERRED STOCK

In 1998, the Company amended its articles to authorize Preferred Stock. There are 20,000,000 shares authorized with a par value of $0.001. The shares are non-voting and non-redeemable by the Company. The Company further designated two series of its Preferred Stock: "Series 'A' $12.50 Preferred Stock" with 2,159,193 shares of the total shares authorized and "Series ‘A’ $8.00 Preferred Stock," with the number of authorized shares set at 1,079,957 shares. As of June 30, 2008 and December 31, 2007 there are no shares issued and outstanding.

Any holder of either series may convert any or all of such shares into shares of common stock of the Company at any time. Said shares shall be convertible at a rate equal to three (3) shares of common stock of the Company for each one (1) share of Series ‘A’ $12.50 Preferred Stock. The Series ‘A’ $12.50 Preferred Stock shall be convertible, in whole or in part, at any time after the common stock of the Company shall maintain an average bid price per share of at least $12.50 for ten (10) consecutive trading days.

Series ‘A’ $8.00 Preferred Stock shall be convertible at a rate equal to three (3) shares of common stock of the Company for each one (1) share of Series ‘A’ $8.00 Preferred Stock. The Series ‘A’ $8.00 Preferred Stock shall be convertible, in whole or in part, at any time after the common stock of the Company shall maintain an average bid price per share of at least $8.00 for ten (10) consecutive trading days.

The preferential amount payable with respect to shares of either Series of Preferred Stock in the event of voluntary or involuntary liquidation, dissolution, or winding-up, shall be an amount equal to $5.00 per share, plus the amount of any dividends declared and unpaid thereon.

ADINO ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 - EARNINGS PER SHARE

Earnings per share for the three and six months ended June 30, 2008 is computed as follows:

	Income Three Months Ended 6/30/2008 (Numerator)	1 Shares (Denominator)	Per-Share Amount for the Three Months Ended 6/30/2008	3	Income Six Months Ended 6/30/2008 (Numerator)	4 Shares (Denominator)	Per-Share Amount for the Six Months Ended 6/30/2008
Net Income	$77,847				$487,946
Basic EPS
Income available to common stockholders	$77,847	59,598,426	$0.00		$487,946	54,543,552	$0.01
Effective Dilutive EPS *
Income available to common stockholders	$77,847	59,609,958	$0.00		$487,946	54,550,635	$0.01

 *As of June 30, 2008, Adino had 66,301,226 shares outstanding, with no shares payable outstanding.  The Company uses the treasury stock method to determine whether any outstanding options or warrants are to be included in the diluted earnings per share calculation.  As of June 30, 2008, Adino had 500,000 earned options outstanding to employees and consultants, exercisable between $0.10 - $0.35 each.  Using an average share price for the three months ended June 30, 2008 of $0.10, the options result in an additional possible dilution of 11,532 shares.  This results in 59,609,958 shares used in the above calculation.  Using an average share price for the six months ended June 30, 2008 of $0.10, the options result in an additional possible dilution of 7,083 shares. This results in 54,550,635 shares used in the above calculation.  250,000 of the options have been earned, but are not “in the money” and are therefore not included in this calculation, due to their anti-dilutive effect.

NOTE 7 - STOCK OPTIONS / STOCK WARRANTS

The Company’s employment agreements with Mr. Byrd and Mr. Wooley provide that they will be paid a salary of $156,000 per year. However, during 2003 - 2006, Mr. Byrd’s and Mr. Wooley’s salaries accrued but were not paid due to the Company’s severe cash flow problems. Mr. Byrd and Mr. Wooley may require the Company to pay the accrued amounts at any time.  Both Mr. Byrd and Mr. Wooley have agreed to defer repayment if it would constrain the Company’s operating cash flow.

On April 3, 2007, Mr. Byrd and Mr. Wooley elected to and the board approved conversion of part of their accrued salaries into Adino stock options.  To that end, the Company issued 12,000,000 stock options to each officer to purchase 12,000,000 shares of Adino stock for an exercise price of $0.03 cents per share.  Each officer relinquished $100,000 of accrued compensation for the options.  Using the Black-Scholes valuation model and an expected life of 2.5 years, volatility of 262%, and a discount rate of 4.57%, the Company has determined the aggregate value of the 24,000,000 five year warrants to be $717,412.  As the warrants are fully purchased and vested, this resulted in a net expense to the Company of $517,412 (after considering the $200,000 already accrued). Subsequently, on November 10, 2007, both Mr. Byrd and Mr. Wooley relinquished and returned to Adino 9,000,000 warrants each. The total reduction in authorized but outstanding shares of 18,000,000 resulted in reinstatement of $75,000 of accrued compensation to each officer and reduction of consulting expense of $538,059, or 75% of the original expense to the Company.  These warrants were exercised and shares issued on May 7, 2008.

In September 2007, the Company entered into a consulting agreement with Small Cap Support Services, Inc. (“Small Cap”) to provide investor relations services.  In addition to monthly compensation, Small Cap is entitled to 500,000 options, vesting ratably over 8 quarters, through August 30, 2009, priced at 166,667 shares at $0.15, $0.25, and $0.35, each.   Using the Black-Scholes valuation model and an expected life of 3.5 years, volatility of 271%, and a discount rate of 4.53%, the Company has determined the aggregate value of the 500,000 seven year options to be $59,126.  $14,782 was recorded as stock-based compensation expense during the six months ended June 30, 2008.

In November 2007, the Company entered into an agreement with Ms. Nancy Finney, the Company’s Controller. In addition to monthly compensation, Ms. Finney is entitled to 500,000 options, vesting over 24 months as certain milestones are met, priced at $0.10 each.   Using the Black-Scholes valuation model and an expected life of 2.5 years, volatility of 277%, and a discount rate of

4.16%, the Company has determined the aggregate value of the 500,000 five year options to be $24,044.  $12,021 was recorded as stock-based compensation expense during the six months ended June 30, 2008.

ADINO ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 – LAWSUIT SETTLEMENT

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

As a result of these transactions, all claims by and against all parties except Mr. Peoples were released. In addition, all liens pending on IFL’s property were released. The complete lawsuit settlement resulted in a net gain to Adino Energy and Intercontinental Fuels of $1,480,383.   Due to the terminal sale / leaseback transaction, the gain is being recognized over the life of the 18 month lease, starting April 1, 2007.  During the six months ended June 30, 2008, a gain was recognized for $493,464.

NOTE 9 – CONCENTRATIONS

The following table sets forth the amount and percentage of revenue from those customers that accounted for at least 10% of revenues for the three and six months ended June 30, 2008.

	Three Months Ended June 30, 2008%		Six Months Ended June 30, 2008%
Customer A	$ 66,150	12	$136,230	13
Customer B	$188,368	33	$256,670	25
Customer C	$166,320	29	$317,225	31
Customer D	$139,903	25	$285,416	28

The Company had one customer that represented 91% and 83% of outstanding receivables at June 30, 2008 and December 31, 2007, respectively.

NOTE 10 – NON-CASH INVESTING AND FINANCING ACTIVITIES

With the increase in authorized common stock from the January 30, 2008 shareholder’s meeting, the Company decided to issue all outstanding stock payable to officers, directors and consultants during May, 2008.  These issuances resulted in a non-cash transaction of $1,075,700.  These transactions are described in detail in Note 5.

Additionally, in May 2008, Mr. Byrd and Mr. Wooley elected to exercise the 3 million warrants they held, each.  The warrants called for the shares to be purchased at $0.03 each.  Both Mr. Byrd and Mr. Wooley elected to utilize accrued salaries in payment of the $90,000 each.  This resulted in a $180,000 non-cash warrant exercise and is described in detail in Note 7.

NOTE 11 – SUBSEQUENT EVENTS

In July 2008, the Company settled outstanding payables for legal and consulting expenses.  The Company issued 562,662 shares of Rule 144 restricted stock in settlement of $26,600.  As consideration for converting the amount to restricted stock, the Company offered the common shares to the vendor at a 30% discount to the closing price on the conversion date, resulting in an expense of $7,721 to the Company.

Additionally, in July 2008, the Company settled a demand note for $23,000, issuing 597,403 shares of Rule 144 restricted stock.  As consideration for converting the amount to restricted stock, the Company issued the common shares at a 30% discount to the closing price on the conversion date, resulting in an expense of $9,857 to the Company.

On July 30, 2008, the Company executed the option to purchase the terminal at 17617 Aldine Westfield Rd, Houston, Texas.  The purchase price is $3,550,000 and the Company has sixty days to finalize the transaction.

On August 1, 2008, the Company settled a portion of the outstanding accrued salary for both Mr. Byrd and Mr. Wooley.  Mr. Byrd and Mr. Wooley elected to convert $200,000 and $130,472, respectively, into Rule 144 common shares.  As consideration for converting the amount to restricted stock, the Company offered the common shares at a 30% discount to the closing bid price on the conversion date.  Mr. Byrd and Mr. Wooley were issued 5,102,041 and 3,328,367 shares respectively, resulting in an expense of $259,657 to the Company.

NOTE 11 – RESTATEMENT OF THREE AND SIX MONTHS ENDED JUNE 30, 2007

The Company has restated its quarterly financial statements from amounts previously reported for periods ended June 30, 2007. The Company has determined that there were certain errors in the amounts as reported previously.

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

The Company had several notes that were in default and as such, did not accrue interest during the years 2003, 2004, 2005 or 2006 on those notes.  The interest for all notes has now been posted to the appropriate years and the current period effects of those entries are reflected in the attached restated Balance Sheet and Statements of Operations for the three and six months ended June 30, 2007.

As of March 23, 2007, the Company settled all litigation associated with its terminal located at 17617 Aldine Westfield Rd, Houston, TX.  As part of the settlement, the company entered into a sale/leaseback transaction for the terminal.  The Company has corrected the financial statements to properly account for that asset and the associated gain with that transaction.

We also did not properly account for the consolidation of our subsidiary Intercontinental Fuels, LLC, which is corrected in these financial statements.

The overall impact to the balance sheet of the company as of June 30, 2007 was an increase in net assets of $3,050,849. The effect on our statement of operations was an increase in net loss of $1,845,006 and $2,580,562 or $0.04 and $0.06  per share of our common stock for the three and six months ended June 30, 2007.

Consolidated Unaudited Balance Sheet	June 30, 2007
	As Reported	Adjustments		As Restated
Assets
Cash	100,984	-		100,984
Accounts Receivable	161,518	(30,126)	A	131,392
Oil and Gas Producing Assets	-	-		-
Notes Receivable	1,023,958	(273,958)	A	750,000
Inventory	57,554	-		57,554
Equipment, net of depreciation	142,967	3,030,249	D	3,173,216
Investment in IFL	-	-		-
Goodwill	1,500,000	59,240	A	1,559,240
Other Assets	9,714	265,444	A	275,158
Total Assets	2,996,695	3,050,849		6,047,544

Liabilities
Accounts Payable	2,091,540	(1,161,428)	A	930,112
Accrued Liabilities	25,295	1,234,642	A	1,259,937
Accrued Interest	135,833	(833)	C	135,000
Notes Payable - Current Portion	283,507	1,692,019	A	1,975,526
Lease Obligation	-	3,255,909	D	3,255,909
Stock Payable	22,500	1,551,190	F	1,573,690
Deferred Gain	-	1,233,653	D	1,233,653
Total Current Liabilities	2,558,675	7,805,152		10,363,827

Long Term Liabilities
Notes Payable	1,541,724	(1,541,724)	A	-
Total Long Term Liabilities	1,541,724	(1,541,724)		-
Total Liabilities	4,100,399	6,263,428		10,363,827

Stockholders' Equity
Common Stock	49,544	-		49,544
Additional Paid in Capital	5,059,584	6,692,626	B	11,752,210
Retained Earnings	(6,212,832)	(9,905,205)	A	(16,118,037)
Total Stockholders' Equity	(1,103,704)	(3,212,579)		(4,316,283)

Total Liabilities and Stockholders' Equity	2,996,695	3,050,849		6,047,544
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

ITEM 2. MANAGEMENT’S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

Revenue and Gross Margin:  Revenue generated in the three months ended June 30, 2008 was $566,538 compared to $564,221 for the three months ended June 30, 2007.  Revenues increased from $789,897 in the first six months of last year to $1,010,440 this year, a 28% increase. This increase is due to the signing of a new customer in the late first quarter, 2008. The Company has streamlined its additive purchasing, decreasing its cost of sales from $267,052 or 33% of revenue for the six months ended June 30, 2007, to $208,057 or 21% of revenue for the six months ended June 30, 2008.  The Company’s gross margin increased from $522,843 for the six months ended June 30, 2007 to $802,383 this year, a 53% increase.

Payroll and Related Expenses:  The Company outsourced its terminal employees as of July 1, 2007, therefore, there has been no payroll expense recognized since that time.  Payroll expense recognized through June 30, 2007 was $83,777.  The employee salaries and expenses are now included in the monthly terminal management fee.

Terminal Management:  In July 2007, the Company outsourced its terminal operations.  The monthly contract includes employees and benefits, terminal operational expenses, insurance and other ancillary operating expenses.  For this reason, the terminal management expense has increased from 2007 to 2008.  Expense for the three months ended June 30, 2008 and 2007 was $106,000 and $47,000, respectively.  Expense for the six months ended June 30, 2008 and 2007 was $211,000 and $69,500, respectively.

Legal and Professional Expense:  During 2007, the Company experienced significant legal expenses associated with the 17617 Aldine Westfield Road terminal lawsuit settlement.  Legal and professional expense was $120,715 and $770,229 for the six months ended June 30, 2008 and 2007 respectively, a decrease of $649,514 or 84%.

Consulting Expense:  The Company incurred consulting fees of $222,002 and $875,912 for the six months ended June 30, 2008 and 2007, respectively, a decrease of $653,910 or 75%.  The 2007 amount was high due to warrant expense recognized for Mr. Byrd and Mr. Wooley of $258,706 each.  (Consulting fees were credited $388,060 in November, 2007 when both Mr. Byrd and Mr. Wooley relinquished 75% of the warrants issued them.  See Note 7 for a more detailed explanation).

Interest Expense:  Interest expense for the three months ended June 30, 2008 and 2007 was $152,722 and $175,838, respectively.  Expense for the six months ended June 30, 2008 and 2007 was $302,961 and $258,722, respectively.  This includes interest expense for the $1,500,000 note payable with Mr. Sundlun and interest associated with the capitalized lease for the terminal located at 17617 Aldine Westfield Road, Houston, TX.

Gain (Loss) from Stock Valuation:  As of June 30, 2007, the Company had significant stock payable outstanding, due to inadequate authorized capital authorization.  As the Company experienced variation in its stock price, the Company recorded changes to the payable valuation at each balance sheet date.  The expense for the three months ended June 30, 2008 and 2007 was $107,570 and $1,145,980, respectively.  The Company recorded a six month ended gain on stock valuation of $215,140 at June 30, 2008, compared with an expense to the Company of $1,122,952 for the same period in 2007.  All outstanding stock payable has been issued as of June 30, 2008, as detailed in Note 5.

Net Income:  As a result of the foregoing, the Company realized income of $77,847 and $487,946 for the three and six months ended June 30, 2008, compared to losses of $2,282,188 and $2,786,958 for the three and six months ended June 30, 2007.

CAPITAL RESOURCES AND LIQUIDITY

As of June 30, 2008, our cash and cash equivalents were $49,085, compared to $91,264 at December 31, 2007.  Cash flow has been an ongoing concern for the Company due to the large amount of legacy liabilities that Adino had accumulated in the years in which it was a non-operating entity. These liabilities will likely continue to be a drag on the Company’s financial statements unless and until Adino obtains financing that allows us to pay off these liabilities.

Management determined that it was in the Company’s best interest to settle several legacy, outstanding accounts payable and a demand note with Rule 144 restricted stock, aiding the company’s cash flow and freeing up cash for capital improvements.  These stock issuances are discussed in Note 10 to the financial statements.

For the six months ended June 30, 2008, cash used in operating activities was $28,939, compared to cash provided by operating activities of $180,595 for the six months ended June 30, 2007.  The increase in cash provided during 2007 was primarily due to payables settled in the 17617 Aldine Westfield Road lawsuit settlement.

RISK FACTORS

The market price of the Company's common stock has fluctuated significantly since it began to be publicly traded and may continue to be highly volatile. Factors such as the ability of the Company to achieve development goals, the ability of the Company to compete in the petroleum distribution industry, the ability of the Company to raise additional funds, general market conditions and other factors affecting the Company's business that are beyond the Company's control may cause significant fluctuations in the market price of the Company's common stock. Such market fluctuations could adversely affect the market price for the Company's common stock.

As of June 30, 2008, the Company has a working capital deficit of $6,117,015 and a retained deficit of $14,440,756. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern depends upon its ability to obtain funding for its working capital deficit. $3,483,268 of the working capital deficit represents the purchase price for the terminal assets which are currently under a capital lease.  The Company believes that the market value of the terminal assets and the current cash flow is adequate to support a longer term financing package to satisfy the working capital deficit.  These factors lead the Company to expect that the terminal financing will include additional capital to service and pay down existing obligations. Certain officers and directors have agreed in writing to postpone payment if necessary should the Company need capital it would otherwise pay these individuals. Lastly, the Company plans to grow through merger and acquisition opportunities including the expansion of existing business opportunities. The Company expects these growth opportunities to be financed by a combination of equity and debt capital; however, in the event the Company is unable to obtain additional debt and equity financing, the Company may not be able to continue its operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of June 30, 2008, the Company's chief executive officer and acting chief accounting  officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as they pertained to the 2008 and 2007 financial statements.  The primary reason for this determination is required adjustments to general journal entries identified by our independent auditor during their review of our financial statements for the periods ended June 30, 2008 and 2007.

Changes in internal controls. The Company has instituted the changes in internal controls discussed previously in our Form 10-KSB for the year ended December 31, 2007. First, we have instituted a code of ethics. Second, we have hired an internal controller whose function is to handle the Company’s accounting on an everyday basis. Last, we have consolidated our accounting of IFL.

PART II

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

EXHIBIT 31.1

Certification of Chief Executive Officer pursuant to Rule 15d-14(a) of the Exchange Act

EXHIBIT 31.2

Certification of Chief Financial Officer pursuant to Rule 14d-14(a) of the Exchange Act

EXHIBIT 32.1

Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

EXHIBIT 32.2

Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the undersigned has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, Texas, on August 13, 2008.

ADINO ENERGY CORPORATION

By:  /s/  Timothy  G.  Byrd,  Sr.

---------------------------------------------

 Timothy  G.  Byrd,  Sr.

 Chief  Executive  Officer,  Chief Financial Officer, and       Director

31.1   CERTIFICATION  OF  CHIEF  EXECUTIVE  OFFICER  PURSUANT  TO  RULE 15D-14(A) OF THE EXCHANGE ACT

I, Timothy G. Byrd, Sr., certify that:

1.            I have reviewed this Form 10-Q of Adino Energy Corporation;

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

Date: August 13, 2008

/s/

Timothy G. Byrd, Sr.

Chief Executive Officer

31.2   CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO RULE 15D-14(A) OF THE EXCHANGE ACT

I, Timothy G. Byrd, Sr., certify that:

1.

I have reviewed this Form 10-Q of Adino Energy Corporation;

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

Date: August 13, 2008

/s/

Timothy G. Byrd, Sr.

Chief Financial Officer

32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350.

I, Timothy G. Byrd, Sr., Chief Executive Officer of Adino Energy Corporation, hereby certify that to my knowledge, Adino Energy Corporation’s quarterly report on Form 10-Q for the period ended June 30, 2008, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in the periodic report on Form 10-Q and the financial statements contained therein fairly presents, in all material respects, the financial condition and results of the operations of Adino Energy Corporation.

Date: August 13, 2008

/s/

Timothy G. Byrd, Sr.

32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350.

I, Timothy G. Byrd, Chief Financial Officer of Adino Energy Corporation, hereby certify that to my knowledge, Adino Energy Corporation’s quarterly report on Form 10-Q for the period ended June 30, 2008, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in the periodic report on Form 10-Q and the financial statements contained therein fairly presents, in all material respects, the financial condition and results of the operations of Adino Energy Corporation.

Date: August 13, 2008

/s/

Timothy G. Byrd, Sr.