Form 10-Q
period 2008-09-30
ADINO ENERGY CORP
filed 2008-11-14
CIK 700815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

Or

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File #333-74638

ADINO ENERGY CORPORATION

(Exact name of registrant as specified in its charter)

_________     MONTANA ____________   ___________    82-0369233_____________

   (State or other jurisdiction of incorporation)

                         (IRS Employer Identification Number)

        2500 City West Boulevard, Suite 300, _ Houston, Texas

_________          77042____      _________

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

At November 14, 2008, there were 83,260,579 shares of common stock outstanding.

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADINO ENERGY CORPORATION

Consolidated Balance Sheets

AS OF SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

(Unaudited)

	September 30, 2008	December 31, 2007
ASSETS
Cash in bank	$52,775	$91,264
Accounts receivable	389,714	301,765
Prepaid assets	4,074	3,896
Inventory	10,090	4,177
Total current assets	456,653	401,102

Fixed assets, net of accumulated depreciation of $22,447 and $168,518, respectively	67,104	3,246,750
Goodwill	1,559,240	1,559,240
Notes receivable	750,000	750,000
Other assets	367,708	312,658
Total non-current assets	2,744,052	5,868,648
TOTAL ASSETS	$3,200,705	$6,269,750

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable	$813,819	$888,140
Accrued liabilities	983,776	1,453,164
Notes payable – related party	-	15,000
Notes payable – current portion	397,526	397,006
Lease obligation – terminal	-	3,355,984
Stock payable	-	1,290,840
Interest payable	322,500	210,000
Deferred gain on sale/leaseback	624,047	740,191
Total current liabilities	3,141,668	8,350,325

Notes payable	1,558,360	1,569,650
TOTAL LIABILITIES	4,700,028	9,919,975

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares outstanding	-	-
Capital stock, $0.001 par value, 500,000,000 shares authorized, 75,982,884 and 49,544,226 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	75,982	49,544
Additional paid in capital	13,159,387	11,228,933
Retained deficit	(14,734,692)	(14,928,702)
Total stockholders’ deficit	(1,499,323)	(3,650,225)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,200,705	$6,269,750

The accompanying notes are an integral part of these financial statements.

ADINO ENERGY CORPORATION

Consolidated Statements of Operations

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
		(Restated)		(Restated)
REVENUE AND GROSS MARGIN
Revenue	$ 494,059	$ 628,782	$ 1,504,499	$ 1,418,679
Cost of product sales	89,787	220,031	297,844	487,085
Gross margin on sales	404,272	408,751	1,206,655	931,594

OPERATING EXPENSES
Payroll and related expenses	-	27,217	-	110,994
Terminal management	107,500	96,000	318,500	165,500
General and administrative	36,868	(48,269)	110,771	114,685
Legal and professional	114,569	30,012	235,284	800,241
Consulting fees	171,725	150,891	393,727	1,026,803
Repairs	65	300	5,994	118,721
Depreciation expense	59,967	55,365	179,445	125,592
Operating supplies	3,407	9,089	8,264	72,059
Total operating expenses	494,101	320,605	1,251,985	2,534,595

OPERATING INCOME (LOSS)	(89,829)	88,146	(45,330)	(1,603,001)

OTHER INCOME AND EXPENSES
Interest income	18,894	19,480	56,698	58,613
Interest expense	(190,517)	(142,975)	(493,478)	(401,697)
Gain (loss) from stock valuation	(279,212)	879,415	(64,072)	(243,537)
Gain from lawsuit	246,728	246,731	740,192	493,462
Total other income and expenses	(204,107)	1,002,651	239,340	(93,159)

NET INCOME (LOSS)	$ (293,936)	$ 1,090,797	$ 194,010	$ (1,696,160)

Net income (loss) per share, basic and fully diluted	$ 0.00	$ 0.02	$ 0.00	$ (0.04)

Weighted average shares outstanding	72,777,010	49,544,226	60,647,489	47,692,374

The accompanying notes are an integral part of these financial statements.

ADINO ENERGY CORPORATION

Consolidated Statement of Changes in Stockholders’ Deficit

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

(Unaudited)

	Shares	Amount	Additional Paid in Capital	Retained Deficit	Total

Balance December 31, 2007	49,544,226	$ 49,544	$ 11,228,933	$ (14,928,702)	$ (3,650,225)
Options issued for services	-	-	39,003	-	39,003
Shares issued for payable	20,438,658	20,438	1,717,451	-	1,737,889
Warrants exercised - officers	6,000,000	6,000	174,000	-	180,000
Net income	-	-	-	194,010	194,010
Balance September 30, 2008	75,982,884	$ 75,982	$ 13,159,387	$ (14,734,692)	$ (1,499,323)

The accompanying notes are an integral part of these financial statements.

ADINO ENERGY CORPORATION

Consolidated Statements of Cash Flows

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

(Unaudited)

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007 (Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ 194,010	$ (1,696,160)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	179,445	125,592
Warrants and options issued for services	39,003	724,803
Loss on stock payable valuation	64,072	243,537
Gain from lawsuit	(740,192)	(493,462)

Change in operating assets and liabilities:
Accounts receivable	(87,949)	47,619
Inventory	(5,913)	(18,910)
Other assets	(55,228)	(57,612)
Accounts payable and accrued liabilities	218,936	1,390,878
Lease obligation	216,737	-
Net cash provided by operating activities	22,921	266,285

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(58,640)	(114,613)
Net cash used in investing activities	(58,640)	(114,613)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on note payable – related party	10,500	47,427
Principal payments on note payable – related party	(13,270)	(42,430)
Net cash provided by (used in) financing activities	(2,770)	4,997

Net change in cash and cash equivalents	(38,489)	156,669
Cash and cash equivalents, beginning of period	91,264	14,223
Cash and cash equivalents, end of period	$ 52,775	$ 170,892

Cash paid for:
Interest	$ -	$ -
Income taxes	$ -	$ -
Supplemental disclosures of non-cash information
Exchange of debenture and terminal for liabilities including convertible debenture	$ -	$ 4,680,500
Extinguishment of derivative liability	$ -	$ 4,262,010
Warrants exercised for payables	$ 180,000	$ -
Stock issued for payables	$ 1,737,889	$ 325,000
Termination of capital lease obligation	$ 2,948,674	$ -

The accompanying notes are an integral part of these financial statements.

ADINO ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Adino Energy Corporation have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in Adino Energy Corporation’s Annual Report filed with the SEC on Form 10-KSB/A.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2008 and 2007 as reported elsewhere in this Form 10-Q have been omitted.

NOTE 2 - GOING CONCERN

As of September 30, 2008, the Company has a working capital deficit of $2,685,015 and a retained deficit of $14,734,692. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern depends upon its ability to obtain funding for its working capital deficit.  The Company believes that the current cash flow and planned increase in operations are adequate to satisfy the working capital deficit.  Certain officers and directors have agreed in writing to postpone payment if necessary should the Company need capital it would otherwise pay these individuals. Lastly, the Company plans to grow through merger and acquisition opportunities including the expansion of existing business opportunities. The Company expects these growth opportunities to be financed through a combination of equity and debt capital; however, in the event the Company is unable to obtain additional debt and equity financing, the Company may not be able to continue its operations.

NOTE 3 - LEASE COMMITMENTS

On September 26, 2008, Intercontinental Fuels, LLC assigned its rights under the lease it held with 17617 Aldine Westfield Road, LLC to Lone Star Fuel Storage and Transport, LLC (“Lone Star”).  This assignment gave Lone Star the right to purchase the terminal located at 17617 Aldine Westfield Rd, Houston, Texas.  The capital lease expired September 30, 2008, completing the original 18 month lease term.  Since the Company did not purchase the terminal, all associated fixed assets and liabilities attached to the lease were written off, resulting  in a gain to the company of $624,047.  As this transaction is in substance a sale/leaseback, the Company has deferred the gain and will amortized it over the life of the new lease, 60 months.

The Company entered into a new, long-term lease / purchase option commitment with Lone Star on October 1, 2008.  The Company agreed to lease the terminal from Lone Star for 5 years at $30,000 per month (escalating 3% per year) with an option to purchase the terminal for $7,775,552 within the first twelve months. The terminal purchase price escalates $1,000,000 per year, thereafter, until the lease expiration date of October 1, 2013.  The Company has evaluated this lease under the guidelines of FASB Statement No. 13, As Amended, “Accounting For Leases” and determined that this lease qualifies as an operating lease for accounting purposes.  This is primarily due to doubt as to the Company’s ability to finance the purchase in the near term, given the difficult credit market.

NOTE 4 – ACCRUED LIABILITIES

Other liabilities and accrued expenses consisted of the following as of September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007

Accrued Salaries	$ 834,964	$ 1,311,789
Accrued Accounting and Legal Fees	127,362	140,600
Unearned Revenue	5,250	-
Accrued Taxes	16,200	775
Total	$ 983,776	$ 1,453,164

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

In November 2007, the Company entered into an investment banking agreement with Aurora Financial Services.  As a portion of its compensation, the Company was to issue Aurora 1,000,000 shares of common stock upfront.  The Company did not have adequate authorized shares to give to Aurora, therefore the Company’s Chairman and Chief Executive Officer each gave Aurora 500,000 personally held, non-restricted shares.  Since the Chairman and Executive Officer gave non-restricted shares on behalf of the Company, the Board approved issuance of 750,000 restricted shares each as repayment. These shares were valued at $0.17 each on November 12, 2007 based upon the closing market price of the Company’s common stock and expense to the company of $255,000 was recorded. The shares are part of the stock payable at December 31, 2007.  On May 7, 2008, 750,000 shares were issued to each officer, resulting in an additional expense to the Company of $15,000.

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

The Company also decided to issue the remaining stock payable shares in May 2008.  The Company issued 750,000 shares to Mr. LeClere and 1,000,000 shares to Mr. Gaines, resulting in an additional expense of $15,070.

In July and September 2008, the Company settled outstanding payables for legal and consulting expenses.  The Company issued 653,847 shares of restricted stock in settlement of $29,600.  As consideration for converting the amount to restricted stock, the Company offered the common shares to the vendor at a 30% discount to the closing price on the conversion date, resulting in an expense of $9,007 to the Company.

Additionally, in July 2008, the Company settled a demand note for $23,000, issuing 597,403 shares of restricted stock.  As consideration for converting the amount to restricted stock, the Company offered the common shares to the note holder at a 30% discount to the closing price on the conversion date, resulting in an expense of $9,857 to the Company.

On August 1, 2008, the Company settled a portion of the outstanding accrued salary for both Mr. Byrd and Mr. Wooley.  Mr. Byrd and Mr. Wooley elected to convert $200,000 and $130,472 of the compensation due to them, respectively, into restricted stock.  As consideration for converting these amounts into restricted stock, the Company offered the common shares at a 30% discount to the closing bid price on the conversion date.  Mr. Byrd and Mr. Wooley were issued 5,102,041 and 3,328,367 shares respectively, resulting in an expense of $259,657 to the Company.

As a result of the above common stock issuances, as of September 30, 2008 there were 75,982,884 shares outstanding.

ADINO ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

PREFERRED STOCK

In 1998, the Company amended its articles to authorize Preferred Stock. There are 20,000,000 shares authorized with a par value of $0.001. The shares are non-voting and non-redeemable by the Company. The Company further designated two series of its Preferred Stock: "Series 'A' $12.50 Preferred Stock" with 2,159,193 shares of the total shares authorized and "Series ‘A’ $8.00 Preferred Stock," with the number of authorized shares set at 1,079,957 shares. As of September 30, 2008 and December 31, 2007 there are no shares issued and outstanding.

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

NOTE 6 - EARNINGS PER SHARE

Earnings per share for the three and nine months ended September 30, 2008 is computed as follows:

	Loss Three Months Ended 9/30/2008 (Numerator)	Shares (Denominator)	Per-Share Amount for the Three Months Ended 9/30/2008	Income Nine Months Ended 9/30/2008 (Numerator)	Shares (Denominator)	Per-Share Amount for the Nine Months Ended 9/30/2008
Net Income (Loss)	$(293,936)			$194,010
Basic EPS
Income (loss) available to common stockholders	$(293,936)	72,777,010	$0.00	$194,010	60,647,489	$0.00
Effective Dilutive EPS *
Income (loss) available to common stockholders	$(293,936)	72,777,010	$0.00	$194,010	60,647,489	$0.00

 *As of September 30, 2008, Adino had 75,982,884 shares outstanding, with no shares payable outstanding.  The Company uses the treasury stock method to determine whether any outstanding options or warrants are to be included in the diluted earnings per share calculation.  As of September 30, 2008, Adino had 662,500 earned options outstanding to employees and consultants, exercisable between $0.10 - $0.35 each.  Using an average share price for the three months ended September 30, 2008 of $0.066, the options result in no additional dilution to the Company.  Using an average share price for the nine months ended September 30, 2008 of $0.09, the options result in no additional dilution to the Company.

ADINO ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 - STOCK OPTIONS / STOCK WARRANTS

The Company’s employment agreements with Mr. Byrd and Mr. Wooley provide that they will be paid a salary of $156,000 per year. However, during 2003 - 2007, Mr. Byrd’s and Mr. Wooley’s salaries accrued but were not paid in full due to the Company’s severe cash flow problems. Mr. Byrd and Mr. Wooley may require the Company to pay the accrued amounts at any time.  Both Mr. Byrd and Mr. Wooley have agreed to defer repayment if it would constrain the Company’s operating cash flow.

On April 3, 2007, Mr. Byrd and Mr. Wooley elected to and the board approved conversion of part of their accrued salaries into Adino stock options.  To that end, the Company issued 12,000,000 stock options to both Mr. Byrd and Mr. Wooley to purchase 12,000,000 shares of Adino stock for an exercise price of $0.03 cents per share.  Both Mr. Byrd and Mr. Wooley relinquished $100,000 of accrued compensation for the options.  Using the Black-Scholes valuation model and an expected life of 2.5 years, volatility of 262%, and a discount rate of 4.57%, the Company has determined the aggregate value of the 24,000,000 five year warrants to be $717,412.  As the warrants are fully purchased and vested, this resulted in a net expense to the Company of $517,412 (after considering the $200,000 already accrued). Subsequently, on November 10, 2007, both Mr. Byrd and Mr. Wooley relinquished and returned to Adino 9,000,000 warrants each. The total reduction in authorized but outstanding shares of 18,000,000 resulted in reinstatement of $75,000 of accrued compensation to each officer and reduction of consulting expense of $538,059, or 75% of the original expense to the Company.  These warrants were exercised and shares issued on May 7, 2008.

In September 2007, the Company entered into a consulting agreement with Small Cap Support Services, Inc. (“Small Cap”) to provide investor relations services.  In addition to monthly compensation, Small Cap is entitled to 500,000 options, vesting ratably over 8 quarters, through August 30, 2009, priced at 166,667 shares at $0.15, $0.25, and $0.35, each.   Using the Black-Scholes valuation model and an expected life of 3.5 years, volatility of 271%, and a discount rate of 4.53%, the Company has determined the aggregate value of the 500,000 seven year options to be $59,126.  $22,172 was recorded as stock-based compensation expense during the nine months ended September 30, 2008.

In November 2007, the Company entered into an agreement with Ms. Nancy Finney, the Company’s Controller. In addition to monthly compensation, Ms. Finney is entitled to 500,000 options, vesting over 24 months as certain milestones are met, priced at $0.10 each.   Using the Black-Scholes valuation model and an expected life of 2.5 years, volatility of 277%, and a discount rate of 4.16%, the Company has determined the aggregate value of the 500,000 five year options to be $24,044.  Of this amount, $16,831 was recorded as stock-based compensation expense during the nine months ended September 30, 2008.

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

As a result of these transactions, all claims by and against all parties except Mr. Peoples were released. In addition, all liens pending on IFL’s property were released. The complete lawsuit settlement resulted in a net gain to Adino Energy and Intercontinental Fuels of $1,480,383.   Due to the terminal sale / leaseback transaction, the gain was recognized over the life of the 18 month lease, starting April 1, 2007.  During the nine months ended September 30, 2008, a gain was recognized for $740,192.

ADINO ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 – CONCENTRATIONS

The following table sets forth the amount and percentage of revenue from those customers that accounted for at least 10% of revenues for the three and nine months ended September 30, 2008.

	Three Months Ended Sept 30, 2008%		Nine months Ended Sept 30, 2008%
Customer A	$ 53,550	10	$189,780	11
Customer B	$159,269	30	$561,243	33
Customer C	$200,412	37	$517,637	31
Customer D	$115,811	22	$401,227	24

The Company had one customer that represented 87% and 83% of outstanding receivables at September 30, 2008 and December 31, 2007, respectively.

NOTE 10 – NON-CASH INVESTING AND FINANCING ACTIVITIES

With the increase in authorized common stock from the January 30, 2008 shareholder’s meeting, the Company decided to issue all outstanding stock payable to officers, directors and consultants during May, 2008.  Additionally several outstanding accounts payable balances were settled with stock, in lieu of cash.  These issuances resulted in a non-cash transaction of $1,737,889.  These transactions are described in detail in Note 5.

Additionally, in May 2008, Mr. Byrd and Mr. Wooley elected to exercise the 3 million warrants they held, each.  The warrants called for the shares to be purchased at $0.03 each.  Both Mr. Byrd and Mr. Wooley elected to utilize accrued salaries in payment of the $90,000 each.  This resulted in a $180,000 non-cash warrant exercise and is described in detail in Note 7.

NOTE 11 – SUBSEQUENT EVENTS

As additional consideration in connection with the assignment of our purchase option to Lone Star Fuel Storage and Transfer, LLC (“Lone Star”), the Company granted Lone Star a warrant to purchase 1,500,000 shares of our common stock at $0.04 per share. The warrant has a cashless exercise feature which allows Lone Star to receive a lesser number of shares in lieu of paying the exercise price in cash. The warrant also has “piggyback” registration rights for the 1,500,000 shares.  The warrants became vested as of the date that Lone Star consummated the purchase of the terminal at 17617 Aldine Westfield Road, Houston Texas, October 2, 2008.

On October 29, 2008, the Company settled a portion of the outstanding accrued salary for both Mr. Byrd and Mr. Wooley.  Mr. Byrd and Mr. Wooley elected to convert $50,000 each of the compensation due to them, respectively, into Rule 144 common shares.  As consideration for converting these amounts into restricted stock, the Company offered the common shares at a 30% discount to the closing bid price on the conversion date.  Mr. Byrd and Mr. Wooley were issued 2,304,147 shares each, resulting in an expense of $84,332 to the Company.

Additionally, on October 29, 2008, the Company settled outstanding payables for legal and consulting expenses.  The Company issued 669,401 shares of Rule 144 restricted stock in settlement of $14,526.  As consideration for converting the amount to restricted stock, the Company offered the common shares to the vendor at a 30% discount to the closing price on the conversion date, resulting in an expense of $12,250 to the Company.

On November 10, 2008, Mr. Byrd used 1,500,000 shares of his personal common stock in payment of a debt of the Company.  The Board of Directors agreed that since shares surrendered by Mr. Byrd were unrestricted, his compensation would be repayment of the 1,500,000 shares plus an additional 500,000 shares of Rule 144 restricted stock.  This resulted in a total expense to the Company of  $116,000.

NOTE 12 – RESTATEMENT OF THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007

The Company has restated its quarterly financial statements from amounts previously reported for periods ended September 30, 2007. The Company has determined that there were certain errors in the amounts as reported previously.

The Company had not accounted for an embedded derivative attached to the $2,000,000 debenture with Dr. Zehr.  The debenture contained a provision for conversion to common stock upon default at a price tied to the share value at the time.  The Company did not have adequate authorized capital to satisfy the conversion requirement.  The convertible debenture associated with the derivative was settled on March 23, 2007 and the derivative liability of $4,262,010 was posted to additional paid in capital.

The Company had several notes that were in default and as such did not accrue interest during the years 2003, 2004, 2005 or 2006 on those notes.  The interest for all notes has now been posted to the appropriate years and the current period effects of those entries are reflected in the attached restated Balance Sheet and Statements of Operations for the three and nine months ended September 30, 2007.

As of March 23, 2007, the Company settled all litigation associated with its terminal located at 17617 Aldine Westfield Road, in Houston, Texas.  As part of the settlement, the company entered into a sale/leaseback transaction for the terminal.  The Company has corrected the financial statements to properly account for that asset and the associated gain with that transaction.

We also did not properly account for the consolidation of our subsidiary Intercontinental Fuels, LLC, which is corrected in these financial statements.

The overall impact to the balance sheet of the Company as of September 30, 2007 was an increase in net assets of $2,983,045. The effect on our statement of operations was an increase in net income of $1,023,934 or $0.02 per share for the three months ended September 30, 2007 and an increase in the net loss of $1,556,628 or ($0.04) per share for the nine months ended September 30, 2007.

Consolidated Unaudited Balance Sheet	September 30, 2007
	As Reported	Adjustments		As Restated
Assets
Cash	170,892	-		170,892
Accounts Receivable	142,945	(52,619)	A	90,326
Notes Receivable	1,042,708	(292,708)	A	750,000
Inventory	18,910	-		18,910
Equipment, net of depreciation	134,615	2,983,236	D	3,117,851
Goodwill	1,500,000	59,240	A	1,559,240
Other Assets	8,012	285,896	A	293,908
Total Assets	3,018,082	2,983,045		6,001,127

Liabilities
Accounts Payable	1,992,728	(1,175,172)	A	817,556
Accrued Liabilities	24,000	1,248,906	A	1,272,906
Accrued Interest	173,333	(833)	C	172,500
Notes Payable - Current Portion	295,415	1,664,329	A	1,959,744
Lease Obligation	-	3,315,318	D	3,315,318
Stock Payable	22,500	671,775	F	694,275
Deferred Gain	-	986,921	D	986,921
Total Current Liabilities	2,507,976	6,711,244		9,219,220

Long Term Liabilities
Notes Payable	1,539,555	(1,539,555)	A	-
Total Long Term Liabilities	1,539,555	(1,539,555)		-
Total Liabilities	4,047,531	5,171,689		9,219,220

Stockholders' Equity
Common Stock	49,544	-		49,544
Additional Paid in Capital	5,066,975	6,692,626	B	11,759,601
Retained Earnings	(6,145,968)	(8,881,270)	A	(15,027,238)
Total Stockholders' Equity	(1,029,449)	(2,188,644)		(3,218,093)

Total Liabilities and Stockholders' Equity	3,018,082	2,983,045		6,001,127
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

Consolidated Unaudited Income Statement	Three Months Ended September 30, 2007				Nine Months Ended September 30, 2007
	As Reported	Adjustments		As Restated	As Reported	Adjustments		As Restated

Revenues	634,498	(5,716)	A	628,782	1,398,850	19,829	A	1,418,679
COGS	220,031	-		220,031	487,085	-		487,085
Gross Margin	414,467	(5,716)		408,751	911,765	19,829		931,594

Operating Expenses
Personnel Costs	4,722	22,495	E	27,217	58,374	52,620	E	110,994
Terminal Management	96,000	-		96,000	165,500	-		165,500
Consulting	87,391	63,500	E	150,891	797,303	229,500	E	1,026,803
Legal and Professional	40,724	(10,712)	A	30,012	429,853	370,388	A	800,241
Depreciation	8,352	47,013	D	55,365	126,615	(1,023)	D	125,592
Repairs	300	-		300	16,829	101,892	D	118,721
Operating Supplies	2,624	6,465	A	9,089	15,008	57,051	A	72,059
G&A & Office Expenses	74,473	(122,742)	A	(48,269)	199,307	(84,622)	A	114,685
Total Operating Expenses	314,586	6,019		320,605	1,808,789	725,806		2,534,595
Income (Loss) from Operations	99,881	(11,735)		88,146	(897,024)	(705,977)		(1,603,001)

Other Income (Expense)
Interest Expense	(64,061)	(78,914)	C	(142,975)	(143,430)	(258,267)	C	(401,697)
Interest Income	19,480	-		19,480	57,207	1,406	C	58,613
Other Income (Expense)	2,137	877,278	F	879,415	21,968	(265,505)	F	(243,537)
Gain from Lawsuit	9,426	237,305	D	246,731	821,747	(328,285)	D	493,462
Net Income (Loss)	66,863	1,023,934		1,090,797	(139,532)	(1,556,628)		(1,696,160)

Earnings (loss) per share, basic	0.00	0.02		0.02	(0.00)	(0.04)		(0.04)
Earnings (loss) per share, diluted	0.00	0.02		0.02	(0.00)	(0.03)		(0.03)
Weighted Avg # of shares	49,544,226			49,544,226	47,657,779			47,692,374

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

ITEM 2. MANAGEMENT’S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited consolidated interim financial statements and related notes thereto included in this quarterly report and in our audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contained in our Form 10-KSB/A for the year ended December 31, 2007. Certain statements in the following MD&A are forward looking statements. Words such as "expects", "anticipates", "estimates" and similar expressions are intended to identify forward looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected.

RESULTS OF OPERATIONS

The Company continues to lease the terminal at 17617 Aldine Westfield Road, Houston, Texas under a new lease with Lone Star Fuel Storage and Transport, LLC.  Utilizing a fuel storage and throughput model, revenues continue to remain strong and are increasing.  Additionally, the Company has contracted with an additive fuel manager, streamlining additive costs and management.

Revenue and Gross Margin:  Revenue generated in the three months ended September 30, 2008 was $494,059 compared to $628,782 for the three months ended September 30, 2007.  Revenues increased from $1,418,679 in the first nine months of last year to $1,504,499 this year, a 6% increase. This increase is due to the signing of a new customer in the late first quarter of 2008. The Company has streamlined its additive purchasing, decreasing its cost of sales from $487,085 or 34% of revenue for the nine months ended September 30, 2007, to $297,844 or 20% of revenue for the nine months ended September 30, 2008.  The Company’s gross margin increased from $931,594 for the nine months ended September 30, 2007 to $1,206,655 this year, a 30% increase.

Payroll and Related Expenses:  The Company outsourced its terminal employees as of July 1, 2007, therefore, there has been no payroll expense recognized since that time.  Payroll expense recognized through September 30, 2007 was $110,994.  The employee salaries and expenses are now included in the monthly terminal management fee.

Terminal Management:  In July 2007, the Company outsourced its terminal operations.  The monthly contract includes employees and benefits, terminal operational expenses, insurance and other ancillary operating expenses.  For this reason, the terminal management expense has increased from 2007 to 2008.  Expense for the three months ended September 30, 2008 and 2007 was $107,500 and $96,000, respectively.  Expense for the nine months ended September 30, 2008 and 2007 was $318,500 and $165,500, respectively.

General and Administrative Expense:  The Company has seen stabilized general and administrative costs, as a result of the terminal management contract, signed in July, 2007.  Ancillary terminal operating costs previously incurred by the Company are now included in this contract.  The Company’s expense for the three months ended September 30, 2008 was $36,868 with a credit of $48,269 for the same period, 2007.  The credit resulted in correction of rent expense associated with the capitalized lease.  For the nine months ended September 30, 2008 and 2007 expense was $110,771 and $114,685, respectively.

Legal and Professional Expense:  During 2007, the Company experienced significant legal expenses associated with the 17617 Aldine Westfield Road terminal lawsuit.  Legal and professional expense was $114,569 and $30,012 for the three months ended September 30, 2008 and 2007, respectively.  Additional expense during the third quarter of 2008 resulted from legal and consulting costs related to the proposed terminal acquisition and terminal lease.  Expense was $235,284 and $800,241 for the nine months ended September 30, 2008 and 2007 respectively, a decrease of $564,957 or 71%.  2007 expenses were extraordinarily high due to legal fees associated with the lawsuit settlement in March, 2007.

Consulting Expense:  The Company incurred consulting fees of $171,725 and $150,891 for the three months ended September 30, 2008 and 2007, respectively.  Expenses were $393,727 and $1,026,803 for the nine months ended September 30, 2008 and 2007, respectively, a decrease of $633,076 or 62%.  The 2007 amount was higher primarily due to warrant expense recognized for Mr. Byrd and Mr. Wooley of $258,706 each. Consulting fees were credited $388,060 in November, 2007 when both Mr. Byrd and Mr. Wooley relinquished 75% of the warrants issued to them.  See Note 7 of the Company’s financial statements for a more detailed explanation of these warrants.

Repairs:   The Company’s repair expense has drastically decreased from 2007 to 2008.  Expenses for the three and nine months ended September 30, 2008 and 2007 were $65 and $300 and $5,994 and $118,721, respectively.  The terminal management contract initiated in July 2007, allows for most minor repair and maintenance items to be included in the monthly terminal manager fee, containing costs.

Depreciation Expense:  The Company recorded depreciation expense for the three months ended September 30, 2008 and 2007 at $59,967 and $55,365, respectively.  Expense for the nine months ended September 30, 2008 and 2007 were $179,445 and $125,592, respectively.  These amounts were for the capital lease assets held by the Company.

Operating Supplies:  The Company’s repair expense has drastically decreased from 2007 to 2008.  Expenses for the three months ended September 30, 2008 and 2007 were $3,407 and $9,089, respectively.  Expenses for the nine months ended September 30, 2008 and 2007 were $8,264 and $72,059, respectively.  The terminal management contract allows for most operating supplies to be included in the monthly terminal manager fee, containing costs.

Interest Expense:  Interest expense for the three months ended September 30, 2008 and 2007 was $190,517 and $142,975, respectively.  Expense for the nine months ended September 30, 2008 and 2007 was $493,478 and $401,697, respectively.  This includes interest expense for the $1,500,000 note payable with Mr. Sundlun and interest associated with the capitalized lease for the terminal located at 17617 Aldine Westfield Road in Houston, Texas.

Gain (Loss) from Stock Valuation:  As of September 30, 2007, the Company had a significant stock payable outstanding due to inadequate authorized capital.  As the Company experienced variation in its stock price, the Company recorded changes to the payable valuation at each balance sheet date.  For the three months ended September 30, 2008 the Company recorded a loss of $279,212 and a gain at September 30, 2007 of $879,415.  The Company recorded a nine month ended loss on stock valuation of $64,072  and $243,537 at September 30, 2008 and 2007, respectively.  The Company’s shareholders approved an amendment increasing the amount of authorized shares in January 2008, and the Company issued shares to satisfy all outstanding stock payable.  As the shares issued were restricted, some recipients received discounted shares, resulting in additional expense to the Company.   For more information regarding these transactions, please see  Note 5 of the Company’s financial statements.

Gain from Lawsuit:  The lawsuit settlement on March 23, 2007 resulted in a gain to the Company of $1,480,383.  The transaction was deemed to be a sale/leaseback, therefore the gain was recognized over the 18 month lease term (see Note 8).   Gain  recognized for the nine months ended September 30, 2007 and 2008 was $493,462 and $740,192, respectively.  As of  September 30, 2008, the gain has been fully recognized.

Net Income:  As a result of the foregoing, the Company realized a net loss of $293,936 and net income of $1,090,797 for the three months ended September 30, 2008 and 2007, respectively, compared to net income of $194,010 and a net loss of $1,696,160 for the nine months ended September 30, 2008 and 2007, respectively.

CAPITAL RESOURCES AND LIQUIDITY

As of September 30, 2008, our cash and cash equivalents were $52,775, compared to $91,264 at December 31, 2007.  Cash flow has been an ongoing concern for the Company due to the large amount of legacy liabilities that Adino had accumulated in the years in which it was a non-operating entity. These liabilities will likely continue to be a drag on the Company’s financial statements unless and until Adino obtains financing that allows us to pay off these liabilities.

Our working capital deficit at September 30, 2008 was $2,685,015 compared to $7,949,223 at December 31, 2007. At September 30, 2008, the Company operated under a capital lease that came to term.  The reduction of capital lease liability of $3,355,984 represents the primary reduction in the working capital deficit.  The Company believes that the current cash flow and planned increase in operations are adequate to satisfy the working capital deficit.  Certain officers and directors have agreed in writing to postpone payment if necessary should the Company need capital it would otherwise pay these individuals. Lastly, the Company plans to grow through merger and acquisition opportunities including the expansion of existing business opportunities. The Company expects these growth opportunities to be financed through a combination of equity and debt capital; however, in the event the Company is unable to obtain additional debt and equity financing, the Company may not be able to continue its operations.

Management determined that it was in the Company’s best interest to settle several legacy, outstanding accounts payable and a demand note with Rule 144 restricted stock, which aided the Company’s cash flow and freed up cash for capital improvements.  These stock issuances are discussed in Note 10 to the Company’s financial statements.

For the nine months ended September 30, 2008, cash provided by operating activities was $22,921, compared to cash provided by operating activities of $266,285 for the nine months ended September 30, 2007.  The increase in cash provided during 2007 was primarily due to payables settled in the 17617 Aldine Westfield Road lawsuit settlement.

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

As of September 30, 2008, the Company has a working capital deficit of $2,685,015 and a retained deficit of $14,734,692. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern depends upon its ability to obtain funding for its working capital deficit.  The Company believes that the current cash flow and planned increase in operations are adequate to satisfy the working capital deficit.  Certain officers and directors have agreed in writing to postpone payment if necessary, should the Company need capital it would otherwise pay these individuals. Lastly, the Company plans to grow through merger and acquisition opportunities including the expansion of existing business opportunities. The Company expects these growth opportunities to be financed through a combination of equity and debt capital; however, in the event the Company is unable to obtain additional debt and equity financing, the Company may not be able to continue its operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of September 30, 2008, the Company's chief executive officer and acting chief accounting  officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as they pertained to the 2008 and 2007 financial statements.  The primary reason for this determination is required adjustments to general journal entries identified by our independent auditor during their review of our financial statements for the periods ended September 30, 2008 and 2007.

Changes in internal controls. There have not been any changes in our internal control over financial reporting that occurred during the last quarter ended September 30, 2008 that has materially affect or is reasonably likely to materially affect internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As additional consideration in connection with the assignment of our purchase option to Lone Star Fuel Storage and Transfer, LLC (“Lone Star”), we granted Lone Star a warrant to purchase 1,500,000 shares of our common stock at $0.04 per share. The warrant has a cashless exercise feature which allows Lone Star to receive a lesser number of shares in lieu of paying the exercise price in cash. The warrant also has “piggyback” registration rights for the 1,500,000 shares.

The warrant was issued pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

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

EXHIBIT 32.1

Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

EXHIBIT 32.2

Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the undersigned has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, Texas, on November 14, 2008.

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

Date: November 14, 2008

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

Date: November 14, 2008

/s/

Timothy G. Byrd, Sr.

Chief Financial Officer

32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350.

I, Timothy G. Byrd, Sr., Chief Executive Officer of Adino Energy Corporation, hereby certify that to my knowledge, Adino Energy Corporation’s quarterly report on Form 10-Q for the period ended September 30, 2008, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in the periodic report on Form 10-Q and the financial statements contained therein fairly presents, in all material respects, the financial condition and results of the operations of Adino Energy Corporation.

Date: November 14, 2008

/s/

Timothy G. Byrd, Sr.

32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350.

I, Timothy G. Byrd, Chief Financial Officer of Adino Energy Corporation, hereby certify that to my knowledge, Adino Energy Corporation’s quarterly report on Form 10-Q for the period ended September 30, 2008, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in the periodic report on Form 10-Q and the financial statements contained therein fairly presents, in all material respects, the financial condition and results of the operations of Adino Energy Corporation.

Date: November 14, 2008

/s/

Timothy G. Byrd, Sr.