Form 10-K
period 2008-12-31
ADINO ENERGY CORP
filed 2009-03-18
CIK 700815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 2008

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File #333-74638

ADINO ENERGY CORPORATION
(Exact name of registrant as specified in its charter)

MONTANA	82-0369233
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

2500 City West Boulevard, Suite 300, Houston, Texas	77042
(Address of principal executive offices)	(Zip Code)

(281) 209-9800
(Registrant's telephone no., including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act:
Yes ☐	No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

At March 16, 2009, there were 86,760,579 shares of common stock outstanding.

TABLE OF CONTENTS

		Page No.
PART I
Item 1.	Business	3
Item 2.	Properties	4
Item 3.	Legal Proceedings	5
Item 4	Submission of Matters to a Vote of Security Holders	5

PART II

Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	5
Item 6	Selected Financial Data	7
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7
Item 7A	Quantitative and Qualitative Disclosures About Market Risk	11
Item 8	Financial Statements and Supplementary Data	12
	Consolidated Balance Sheets – December 31, 2008 and December 31, 2007
	Consolidated Statements of Operations- Years Ended December 31, 2008 and 2007
	Consolidated Statement of Changes in Stockholder’s Deficit – Years Ended December 31, 2008 and 2007
	Consolidated Statements of Cash Flows- Years Ended December 31, 2008 and 2007

Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	37
Item 9A	Controls and Procedures	37
Item 9B	Other Information	38

PART III

Item 10	Directors, Executive Officers and Corporate Governance	38
Item 11	Executive Compensation	39
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	40
Item 13	Certain Relationships and Related Transactions, and Director Independence	41
Item 14	Principal Accounting Fees and Services	42

PART IV

Item 15	Exhibits, Financial Statement Schedules	42

Signatures		43

PART I

ITEM 1. DESCRIPTION OF BUSINESS

ORGANIZATION AND GENERAL INFORMATION ABOUT THE COMPANY

Adino Energy Corporation ("Adino" or the "Company"), was incorporated under the laws of the State of Montana on August 13, 1981, under the name Golden Maple Mining and Leaching Company, Inc. In 1985, the Company ceased its mining operations and discontinued all business operations in 1990. The Company then acquired Consolidated Medical Management, Inc. (“CMMI”) and kept the CMMI name. The Company initially focused its efforts on the continuation of the business services offered by CMMI. These services focused on the delivery of turn-key management services for the home health industry, predominately in south Louisiana. The Company exited the medical business in December 2000. In August 2001, the Company decided to refocus on the oil and gas industry. In 2006, we decided to cease our oil and gas activities and focus on becoming an energy company.

The Company has a subsidiary, Intercontinental Fuels, LLC (“IFL”), a Texas limited liability company, which was founded in 2003. Adino first acquired 75% of IFL’s membership interests in 2003. We now own 100% of IFL.

In January 2008, the Company changed its name to Adino Energy Corporation. We believe that this name better reflects our current and future business activities, as we plan to continue focusing on the energy industry. Specifically, Adino plans on acquiring fuel terminals, outsourcing operations, and selling fuel to others in the fuel supply chain, such as wholesalers, distributors, and jobbers.

DESCRIPTION OF BUSINESS

During 2008, 12% of the Company’s revenues were from an Adino consulting contract with a fuel terminal supplier.  The remaining 88% of the Company’s revenues resulted from the operations of IFL. IFL operates a fuel storage terminal located in Houston, Texas. The IFL terminal is the only non-branded, independent fuel terminal in North Houston. This terminal distributes petroleum-based products and biodiesel to local wholesale and retail fuel distributors. IFL’s customers include the Metropolitan Transportation Authority of Harris County, Texas and Gulf Hydrocarbon, a leading biodiesel distributor in the Gulf Coast region with national operations.

IFL’s business consists of storing fuel for customers and dispensing fuel through our leased facility in Houston, Texas. Our customers pay storage fees for storing their fuels in our tanks. They pay IFL throughput fees for blending and dispensing the fuels into our customer’s tanker trucks.

IFL has designed a streamlined terminal management plan.  In 2007, IFL began using a third party terminal management company for basic terminal operations.  In 2008, IFL began using a third party fuel additive supplier, thus IFL carries no additive inventory.  Both strategies allow IFL to contain costs and easily duplicate the model for future acquisitions.

IFL is currently at maximum storage capacity, with four customers that occupy 99% of the terminal’s storage capacity. One customer represents 79% of the Company’s outstanding accounts receivable at December 31, 2008.

GOVERNMENTAL REGULATIONS / ENVIRONMENTAL MATTERS

Our operations are subject to numerous federal, state, and local laws and regulations controlling the generation, use, storage, and discharge of materials into the environment or otherwise relating to the protection of the environment.

In the United States, the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as "Superfund," and comparable state statutes impose strict, joint, and several liability on certain classes of persons who are considered to have contributed to the release of a "hazardous substance" into the environment. These persons include the owner or operator of a disposal site or sites where a release occurred and companies that generated, disposed or arranged for the disposal of the hazardous substances released at the site. Under CERCLA, such persons or companies may be retroactively liable for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is common for neighboring land owners and other third parties to file claims for personal injury, property damage, and recovery of response costs allegedly caused by the hazardous substances released into the environment. The Resource Conservation and Recovery Act ("RCRA") and comparable state statutes govern the disposal of "solid waste" and "hazardous waste" and authorize imposition of substantial civil and criminal penalties for failing to prevent surface and subsurface pollution, as well as to control the generation, transportation, treatment, storage and disposal of hazardous waste generated by oil and gas operations.

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

EMPLOYEES

As of December 31, 2008, Adino has 7 contract employees, including executive officers, non-executive officers, secretarial and field personnel.

ITEM 2. DESCRIPTION OF PROPERTY

Adino’s executive offices are located at 2500 CityWest Boulevard, Houston, Texas. These premises are leased.

IFL’s headquarters are located at the fuel distribution terminal it operates for Lone Star Fuel Storage and Transfer, LLC.  The terminal, located at 17617 Aldine Westfield Road, Houston, Texas, is situated on 10 ½ acres adjacent to, and to the west of the George Bush International Airport (IAH). There are 7 fuel storage tanks with a collective capacity of 163,349 barrels of product (6,860,658 gallons). Auxiliary buildings containing 5,800 square feet are present. There are three loading bays for tanker trucks. The terminal is configured to handle 20,000,000 gallons of motor fuel per month through the truck loading racks.  Although not currently connected, a six inch dedicated pipeline connects the terminal to IAH, capable of moving 22,000,000 gallons of jet fuel per month through the pipeline to the airport.

Originally built between 1981 and 1988, substantial renovation and improvement was done by two customers in 2000-2001.  Adino’s management team acquired the non-operational terminal in 2003.  In 2004, the property was appraised for $7,100,000, without customers or revenue. Adino’s management then brought the terminal up to code, passed all inspections and acquired all licenses necessary for operations.   In March 2006, the terminal opened with its first storage customer, the Metropolitan Transportation Authority of Harris County (Houston’s mass transit authority).  From 2006 to 2008, additional customers were added and substantial improvements were made to the property and facilities.  Security was enhanced and office buildings and grounds were improved.  The loading rack had a third lane added to accommodate additional customer load.  Larger, more efficient pumps were installed and the rack was configured to handle the newly mandated ultra low sulfur diesel (“ULSD”).

Kerosene, jet fuel, gasoline and diesel oil can be brought to the terminal via TEPPCO and Magellan pipelines. Jet fuel can be provided to IAH via pipeline and by truck to other airports. Gasoline and diesel fuel are shipped out by tanker truck. However, IFL is not currently pursuing the aviation market.

The property is not located in a flood hazard area. There are no known soil or subsoil conditions which would adversely affect construction. Private well and septic systems are in place and in sufficient capacity to support the terminal.  Neither functional nor external obsolescence affect the property.

ITEM 3. LEGAL PROCEEDINGS

Adino Energy Corporation v. CapNet Securities Corporation, et. al.

On July 20, 2007, the Company filed suit against CapNet Securities Corporation, its former investment banking firm (“CapNet”), in the 189th Judicial District Court of Harris County, Texas, under Cause No. 2007-44066.

In this lawsuit, Adino claimed that CapNet breached its fiduciary duty to Adino, breached two contracts with the Company, and  converted 3,000,000 shares of Adino stock. In the lawsuit, Adino requested significant damages and a declaratory judgment of Adino’s and CapNet’s rights, status, and legal relations under an investment banking agreement between Adino and CapNet entered into on September 29, 2006 (the “Investment Banking Agreement”).

CapNet has filed a counterclaim against Adino alleging that Adino owes CapNet certain sums as compensation for services rendered under the Investment Banking Agreement. CapNet seeks to compel Adino to issue CapNet a certain amount of shares of Adino stock (the amount is in dispute), plus attorney’s fees, certain expenses that CapNet allegedly incurred under the Investment Banking Agreement, and costs of suit. The Company currently has recorded liabilities to CapNet and its affiliates for $145,396.  Management believes that any liability against the Company will not exceed the amount currently recorded of $145,396 and that no additional estimate of loss, if any, is necessary.

Adino later added CNRE Investments #1, LLC (“CNRE”) as a defendant, alleging that CNRE conspired with CapNet to misappropriate the 3,000,000 shares of Adino stock discussed above.

This case is currently set for trial in May 2009.

Adino Energy Corporation v. Coastal Resources Group, Inc. and Lowell Leatherman

On December 17, 2007, the Company filed suit against Coastal Resources Group, Inc. (“Coastal”) in the 12th Judicial District Court of Walker County, Texas, under Cause No. 24102, to collect a $30,000 loan made to Coastal in 2004. Adino’s suit seeks $30,000 plus interest at 6% per annum, plus attorney’s fees and costs of court.

A trial date has not been set.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of December 31, 2008, Adino had 83,260,579 shares of common stock outstanding. There are approximately 447 holders of record of our common stock.

The following table sets forth certain information as to the high and low bid quotations quoted on the OTC Bulletin Board for 2007 and 2008. Information with respect to over-the-counter bid quotations represents prices between dealers, does not include retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

Period	High	Low
First Quarter 2008	$0.14	$0.06
Second Quarter 2008	$0.17	$0.06
Third Quarter 2008	$0.09	$0.04
Fourth Quarter 2008	$0.07	$0.02

First Quarter 2007	$0.05	$0.03
Second Quarter 2007	$0.26	$0.04
Third Quarter 2007	$0.19	$0.05
Fourth Quarter 2007	$0.23	$0.06

The source of the above information is Yahoo Finance.

DIVIDENDS

We have not paid any dividends on our common stock in the past two fiscal years. We presently intend to retain future earnings to support our growth. Any payment of cash dividends in the future will be dependent upon the amount of funds legally available, our earnings, financial condition, capital requirements, and any other factors which our Board of Directors deems relevant.

RECENT SALES OF UNREGISTERED SECURITIES

On June 13, 2007, we issued warrants to our Chairman and Chief Executive Officer permitting them to purchase up to 12,000,000 shares apiece of Adino stock. In November 2007, they relinquished 9,000,000 shares each under these warrants. After this relinquishment, the warrants were exercisable for 3,000,000 shares apiece of Adino stock at $0.03 per share.   On May 7, 2008, both Mr. Byrd and Mr. Wooley were issued 3,000,000 shares in full settlement of the warrants. Mr. Byrd and Mr. Wooley paid $90,000 for these shares apiece by converting part of the accrued compensation due to them.

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

Also in May 2008, the Company issued 750,000 shares to its former legal counsel and 1,000,000 shares to its former accountant for services rendered, resulting in an additional expense of $15,070.

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

In October 2008, the Company settled outstanding payables for legal and consulting expenses.  The Company issued 669,401 shares of restricted stock in settlement of $14,526 outstanding.

On October 22, 2008, the Company settled a portion of the outstanding accrued salary for both Mr. Byrd and Mr. Wooley.  Mr. Byrd and Mr. Wooley each elected to convert $50,000 of the compensation due to them into restricted stock.  Mr. Byrd and Mr. Wooley were issued 2,304,147 shares each in settlement of this amount.

On November 10, 2008, we authorized the issuance of 2,000,000 shares to our Chief Executive Officer in exchange for 1,500,000 shares of stock he paid to a third party on our behalf.

Each of these offerings was made upon reliance on the exemption from registration contained in Section 4(2) of the Securities Act.

PART II

ITEM 6. SELECTED FINANCIAL DATA

Item 6 is not required for a smaller reporting company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with our Consolidated Financial Statements and the notes thereto included elsewhere in this Form 10-K.

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

Consolidation
The accompanying financial statements include the accounts of Adino Energy Corporation and its wholly owned subsidiary, Intercontinental Fuels, LLC.  All intercompany accounts and transactions have been eliminated.

Revenue Recognition
IFL earns revenue from both throughput and storage fees on a monthly basis. The Company recognizes revenue from throughput fees in the month that the services are provided based upon contractually determined rates. The Company recognizes storage fee revenue in the month that the service is provided in accordance with our customer contracts.  As described above, in accordance with the requirement of Staff Accounting Bulletin 104, the Company recognizes revenue when (1) persuasive evidence of an arrangement exists (contracts) (2) delivery has occurred (monthly) (3) the seller’s price is fixed or determinable (per the customer’s contract) and (4) collectability is reasonably assured (based upon our credit policy).

The Company has performed an analysis under Emerging Issues Task Force 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” and determined that gross revenue reporting is appropriate, since (1) the Company is the primary obligor in the transaction (2) the Company has latitude in establishing price and (3) the Company changes the product and performs part of the service.

Stock-Based Compensation
On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 — Revised 2004, “Share-Based Payment.” which establishes accounting for stock-based payment transactions for employee services and goods and services received from non-employees. SFAS 123(R) is a revision of SFAS 123, “Accounting for Stock-Based Compensation”, and supersedes Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees”. Under the provisions of SFAS 123(R), stock-based compensation cost is measured at the date of grant, based on the calculated fair value of the award, and is recognized as expense over the employee's or non-employee's service period, which is generally the vesting period of the equity grant.

Goodwill and Intangible Assets
Goodwill represents the cost in excess of the fair value of net assets acquired in business combinations. Statement of financial accounting standards SFAS No. 142, “Goodwill and Other Intangible Assets”, prescribes the process for impairment testing of goodwill on an annual basis or more often if a triggering event occurs.

We evaluate the carrying value of goodwill during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include a significant adverse change in legal factors or in business or the business climate or unanticipated competition. When evaluating whether goodwill is impaired, we compare the fair value of the business to its carrying amount, including goodwill. The fair value of the reporting unit is estimated using discounted cash flows. If the carrying amount of the business exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount.  Based on the evaluations performed by management there were no indicators of impairment at December 31, 2008.

Derivative Financial Instruments
The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. Derivative financial instruments are initially measured at their fair value. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then revalued at each reporting date, with changes in the fair value reported as charges or credits to income. For option−based derivative financial instruments, the Company uses the Black−Scholes model to value the derivative instruments. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non−current based on whether or not cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Income Taxes
We have adopted the provisions of SFAS No. 109, “Accounting for Income Taxes" which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. If a tax position is more likely than not to be sustained upon examination, then an enterprise would be required to recognize in its financial statements the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

FUTURE BUSINESS

The Company will continue to focus on its primary business plan of identifying and purchasing or operating under-performing or non-performing terminal assets.  With the success of the IFL terminal, Adino has proven its expertise and proficiency at taking terminal assets, re-permitting and re-licensing the facilities, installing technologically advanced equipment and outsourcing everyday operations.  This approach allows us to concentrate on bringing on customers and revenues, producing positive cash flow and property value enhancement.

At the current facility, IFL is focusing on the wholesale diesel market and subsequently intends to expand into gasoline.  As more wholesalers (jobbers) are delivering from rack to customer, the location and availability of product is very important to overall profitability.  IFL negates the need for distributors in North Houston to store fuel.  Consequently, they concentrate on just-in-time deliveries to their customers and therefore minimize their overall transportation costs.

IFL also intends to become a merchant fuel supplier to specifically provide fuel inventories to its existing customer base.  This will complete the value-added service strategy to our customers as laid out in the Company’s mission statement.  Management believes this will significantly enhance the revenues and profits of each terminal.

The Company is also poised to capture the growing alternative fuels and biodiesel market using its present distribution and blending infrastructure. Biodiesel is a domestic, renewable fuel for diesel engines derived from natural oils like soybean oil. Biodiesel can be used in any concentration with petroleum based diesel fuel in existing diesel engines with little or no modification, and is produced (refined) by a chemical process that removes glycerin from the oil.

With the “greening” of America and the world’s push for renewable and sustainable fuels, Adino will aggressively seek opportunities that involve existing or new technologies that can replace traditional carbon footprints.  This will be accomplished through strategic partnerships throughout the world.

The Company also intends to explore opportunities created for “green” companies under the stimulus bill recently signed into law.

To accomplish future growth, the Company will explore listing on one or more foreign stock exchanges in order to augment our ability to raise capital.

RESULTS OF OPERATIONS

Revenue: In 2008, the Company experienced a revenue increase of $120,849, or 6% over 2007.  Revenue increased from $1,967,813 for the year ended December 31, 2007 to $2,088,662 for the year ended December 31, 2008.  The parent company, Adino, accounted for $250,000 of the revenue totals in each year.  The Company’s main revenue source is its wholly owned subsidiary, IFL.  IFL’s customer base remained consistent from 2007 to 2008.  Emphasis was placed on increasing our customer’s throughput volumes to increase revenues.

Cost of Product Sales:  As customers take their fuel from the IFL terminal, certain fuel additives must be mixed with the diesel to comply with state and federal regulations.  In an effort to decrease product cost volatility and improve operational efficiency, IFL contracted with a third party fuel additive provider for all fuel additives beginning in April 2008.  This allowed IFL to realize a decrease in product sales expense of $24,492, or 5%, for the period ended December 31, 2008 over 2007.   Total costs were $487,416 for the period ended December 31, 2008 compared to $511,908 for the same period in 2007.

Payroll and Related Expenses:  In July 2007, the operation of the terminal was outsourced to a terminal management company.  This management contract allowed for the existing terminal personnel to become management company employees.  Payroll expense realized in 2007 of $129,393 is for the period January to June of 2007 only.  There was no corresponding expense for 2008.

Terminal Management:  In an effort to control costs within the Company’s terminal operations, the Company outsourced its terminal operations in July 2007.  The monthly contract includes employee salaries and benefits, terminal operational expenses, minor repairs, maintenance, insurance and other ancillary operating expenses.  For this reason, the terminal management expense for 2007 represented a partial year expense of $268,195 at December 31, 2007.  The expense of $426,500 for the year ended December 31, 2008 reflects a full year of fees.  Management is encouraged by the success of this alliance and plans to utilize the terminal management model in any future acquisitions.

General and Administrative:  The Company had an increase in general and administrative expense from 2007 to 2008 of $79,014 primarily due to an increase in rent expense on the IFL terminal.  From April 2007 through September 2008, the terminal lease was accounted for as a capital lease, therefore no rent expense was recorded.  On October 1, 2008, IFL began a five-year lease on the terminal with the new terminal owner, Lone Star Fuel Storage and Transfer, LLC (“Lone Star”).  This lease is being accounted for as an operating lease.  Rent expense during the course of the lease is recognized at $31,854 per month.  IFL recognized 3 months of rent expense under the new lease from October to December 2008.

Legal and Professional:  Legal and professional expense was $500,183 at December 31, 2007, compared to $231,302 at December 31, 2008, a decrease of $268,881 or 54%.  During March 2007, the Company experienced significant legal expenses associated with the 17617 Aldine Westfield Road terminal lawsuit settlement.   The decrease in legal expenses was partially offset by an increase in accounting fees in 2008.  An increase in accounting fees of $29,674 from 2007 to 2008 resulted from additional work associated with the Company’s restatements of its financial statements  for 2003, 2004, 2005 and 2006.  These restatements are reflected in Adino’s annual report for the fiscal year ended December 31, 2007.

Consulting Expense:  The Company’s consulting expenses decreased by $1,349,200 or 66% from 2007 to 2008.  The 2007 expense was largely due to amounts recognized in Mr. Byrd and Mr. Wooley’s warrant conversion and fluctuation in the stock payable valuation.   See Notes 12 and 14 of the Company’s audited financial statements for a detailed explanation of these instruments.

Repairs:  The Company’s terminal repair expense was $8,038 and $123,959 for the periods ended December 31, 2008 and 2007 respectively, a decrease of 94% from 2007 to 2008.   During the first quarter of 2007, IFL upgraded the terminal facility’s loading rack, accounting for most of the 2007 expense.  Although repair and maintenance was done during 2008, much of the expense was capitalized as the terminal operated under a capital lease.  Ancillary repair and maintenance items are covered under the terminal management agreement and are paid directly by the terminal manager.

Depreciation Expense:  Depreciation for the year ended December 31, 2008 was $183,756 compared to $214,516 for the same period in 2007.  In 2007, the terminal was depreciated for the entire 12 months. In 2008, IFL recorded 9 months of depreciation prior to the lease expiration on September 30, 2008.   As the new terminal operating lease with Lone Star began on October 1, 2008, there is no depreciation recorded in the last quarter of 2008, accounting for the reduction in depreciation expense.

Interest Income:  Interest income decreased $3,084 or 4% from 2007 to 2008.  Total income was $75,275 and $78,359 for the years ended December 31, 2008 and 2007, respectively.  The Company has agreed to an amendment on the $750,000 note receivable with Mr. Sundlun.  This amendment extends the maturity date of the note to August 2011 at no additional interest past the original maturity date of November 6, 2008.  This change accounts for the reduction in interest income.

Interest Expense:  Interest expense to the Company was $534,154 at December 31, 2008 compared to $512,153 at December 31, 2007, an increase of $22,001.  The Company also incurred interest expense associated with the previous IFL terminal capital lease. Payments made under a capital lease are capitalized and a portion of the payment is recorded as interest expense.  The IFL terminal lease comprised $366,735, or 69%, of the Company’s total interest expense in 2008.  Other interest amounts remained constant.

Loss from Stock Valuation:  At December 31, 2007, the Company had several stock payables for a total of 10,757,000  shares. These shares could not be issued, however, due to the Company’s lack of authorized capital.  At our annual meeting in January 2008, the Company’s stockholders approved an increase in our authorized capital from 50 million shares to 500 million shares. In the second quarter of 2008, the Company issued stock to satisfy the outstanding stock payable amounts.  The Company also issued stock to settle various accounts payable and accrued expenses in July and October, 2008.  See Note 12 for more information regarding these transactions.  With these issuances, the Company experienced a loss of $159,963, due to changes in stock valuation.  There was no corresponding activity for 2007.

Gain from Lawsuit / Sale:  The lawsuit settlement on March 23, 2007 resulted in a gain to the Company of $1,480,383.  The transaction was deemed to be a sale/leaseback, and therefore the gain was recognized over the life of the capitalized asset, 15 years. Expense for 2007 and 2008 resulted in 9 months of gain recognition or $74,019 per year.

On September 30, 2008, the Company assigned its rights to purchase the IFL terminal to Lone Star.  As of this date, the unamortized gain from lawsuit was $1,332,345.  The Company’s transaction with Lone Star resulted in an additional gain of $624,047.  These amounts, totaling $1,956,392 will be amortized over the 60 month life of the Lone Star operating lease.  See Notes 3 and 16 of the Company’s audited financial statements for more information regarding these transactions.

Other Income (Expense):  For the year ended December 31, 2008, the Company had other income of $0, compared to other expense of $5,199 for 2007.  The difference related to non-recurring events in 2007.

LIQUIDITY AND CAPITAL RESOURCES

During the years 2003 to 2006, Adino had substantial liquidity and cash flow problems due to its lack of operating revenues. In 2007 and 2008, the Company’s liquidity and cash flow improved due to revenues generated by IFL; however, we still experienced liquidity problems due to debts incurred by Adino and IFL in prior years.

Our working capital deficit at December 31, 2008 was $2,574,146 compared to $7,307,724 at December 31, 2007. The significant decrease relates primarily to the change in accounting for the Houston terminal facility, more fully discussed in Note 3 of the Company’s audited financial statements. Of the outstanding current liabilities at December 31, 2008, $1,858,573 is a non-cash deferred gain on the terminal transaction.  Additionally, $766,214 of the outstanding current liability is due to certain officers and directors for prior years’ accrued compensation.  They have agreed in writing to postpone payment of this accrued compensation should the Company need the funds that it would otherwise pay these individuals.  The Company plans to satisfy current year and future cash flow requirements through its existing business operations. The Company also hopes to pursue merger and acquisition opportunities including the expansion of existing business opportunities.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 Item 7A is not required for a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Adino Energy Corporation
Houston, Texas

We have audited the accompanying consolidated balance sheets of Adino Energy Corporation as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of Adino’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Adino Energy Corporation as of December 31, 2008 and 2007 and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Adino will continue as a going concern. As discussed in Note 2 to the financial statements, Adino has suffered recurring losses from operations and has a working capital deficit which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 20 to the financial statements, the Company has restated its financial statements as of and for the year ended December 31, 2007 to correct errors in its accounting for a lawsuit settlement associated with a capital lease and the amortization period of this gain . Unaudited restatement information is presented in Note 20 for the three quarterly periods in the year ended December 31, 2008.

/s/ M&K CPAS, PLLC

www.mkacpas.com
Houston, Texas

March 16, 2009

ADINO ENERGY CORPORATION
Consolidated Balance Sheets
AS OF DECEMBER 31, 2008 AND DECEMBER 31, 2007

	December 31, 2008	December 31, 2007 (Restated)
ASSETS
Cash in bank	$30,228	$91,264
Accounts receivable	81,472	301,765
Note receivable – current portion	60,094	-
Prepaid assets	5,702	3,896
Inventory	-	4,177
Total current assets	177,496	401,102

Fixed assets, net of accumulated depreciation of $26,758 and $168,518, respectively	62,793	3,246,750
Goodwill	1,559,240	1,559,240
Notes receivable	847,096	750,000
Interest receivable	375,208	312,658
Total non-current assets	2,844,337	5,868,648

TOTAL ASSETS	$3,021,833	$6,269,750

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Accounts payable	$702,753	$888,140
Accrued liabilities	133,521	141,375
Accrued liabilities – related party	766,214	1,311,789
Notes payable – current portion	397,751	412,006
Lease obligation – terminal	-	3,355,984
Stock payable	-	1,290,840
Interest payable	360,000	210,000
Deferred gain on sale/leaseback – current portion	391,278	98,692
Total current liabilities	2,751,517	7,708,826

Deferred gain on sale/leaseback	1,467,295	1,307,672
Notes payable	1,554,813	1,569,650

TOTAL LIABILITIES	5,773,625	10,586,148

STOCKHOLDERS’ DEFICIT

Preferred stock, $.001 par value, 20,000,000 shares authorized, no shares outstanding	-	-
Capital stock, $0.001 par value, 500,000,000 shares authorized, 83,260,579 and 49,544,226 shares issued and outstanding at December 31, 2008 and December 31, 2007, respectively	83,260	49,544
Additional paid in capital	13,306,247	11,228,933
Retained deficit	(16,141,299)	(15,594,875)
Total stockholders’ deficit	(2,751,792)	(4,316,398)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,021,833	$6,269,750

The accompanying notes are an integral part of these financial statements.

ADINO ENERGY CORPORATION
Consolidated Statements of Operations
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	Year Ended December 31, 2008	Year Ended December 31, 2007 (Restated)
REVENUES
Revenues	$2,088,662	$1,967,813

OPERATING EXPENSES
Cost of product sales	487,416	511,908
Payroll and related expenses	-	129,393
Terminal management	426,500	268,195
General and administrative	230,723	151,609
Legal and professional	231,302	500,183
Consulting fees	610,875	1,960,075
Repairs	8,038	123,959
Depreciation expense	183,756	214,516
Operating supplies	9,472	6,796
Total operating expenses	2,188,082	3,866,634

OPERATING LOSS	(99,420)	(1,898,821)

OTHER INCOME AND EXPENSES
Interest income	75,275	78,359
Interest expense	(534,154)	(512,153)
Other income (expense)	-	(5,199)
Loss from stock valuation	(159,963)	-
Gain from lawsuit / sale	171,838	74,019
Total other income and expenses	(447,004)	(364,974)

NET LOSS	$(546,424)	$(2,263,795)

Net loss per share, basic and diluted	$(0.01)	$(0.05)

Weighted average shares, basic and diluted	65,733,666	48,133,267

The accompanying notes are an integral part of these financial statements.

ADINO ENERGY CORPORATION
Consolidated Statement of Changes in Stockholders’ Deficit
FOR THE YEARS ENDED DECEMBER 31, 2007 and 2008

	Shares	Amount	Additional Paid in Capital	Retained Deficit	Total
Balance December 31, 2006	44,544,226	$44,544	$6,452,788	$(13,331,080)	$(6,833,748)

Options issued for services	-	-	14,782	-	14,782
Warrants issued for services	-	-	179,353	-	179,353
Shares issued for stock payable	5,000,000	5,000	320,000	-	325,000
Extinguishment of derivative liability	-	-	4,262,010	-	4,262,010
Net loss	-	-	-	(2,263,795)	(2,263,795)

Balance December 31, 2007 (Restated)	49,544,226	$49,544	$11,228,933	$(15,594,875)	$(4,316,398)

Options issued for services	-	-	46,299	-	46,299
Warrants exercised – officers	6,000,000	6,000	174,000	-	180,000
Shares issued for stock payable	10,757,000	10,757	1,064,943	-	1,075,700
Shares issued for services – related party	2,000,000	2,000	114,000	-	116,000
Shares issued for accounts payable and accrued expenses	14,959,353	14,959	857,743	-	872,702
Discount on note receivable	-	-	(179,671)	-	(179,671)
Net loss	-	-	-	(546,424)	(546,424)

Balance December 31, 2008	83,260,579	$83,260	$13,306,247	$(16,141,299)	$(2,751,792)

The accompanying notes are an integral part of these financial statements.

ADINO ENERGY CORPORATION
Consolidated Statements of Cash Flows
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	December 31, 2008	December 31, 2007 (Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(546,424)	$(2,263,795)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	183,756	214,516
Amortization of discount on note receivable	(10,889)	-
Stock based compensation	162,300	519,135
Loss from stock valuation	159,963	-
Lease obligation	216,737	-
Gain from lawsuit / sale amortization	(171,838)	(74,019)

Change in operating assets and liabilities:
Accounts receivable	(105,678)	(163,820)
Inventory	4,177	(4,177)
Other assets	(64,356)	(80,258)
Accounts payable and accrued liabilities	175,948	2,161,820
Net cash provided by operating activities	3,696	309,402

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(58,640)	(232,361)
Net cash used in investing activities	(58,640)	(232,361)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on note payable	10,500	-
Principal payments on note payable	(16,592)	-
Net cash used in financing activities	(6,092)	-

Net change in cash and cash equivalents	(61,036)	77,041
Cash and cash equivalents, beginning of period	91,264	14,223
Cash and cash equivalents, end of period	$30,228	$91,264

Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental disclosures of non-cash information:

Exchange of debenture and terminal for liabilities including convertible debenture	$-	$1,324,516
Extinguishment of derivative liability	$-	$4,262,010
Warrants exercised for payables	$180,000	$-
Stock issued for payables	$1,573,298	$-
Termination of capital lease	$3,572,721	$-
Exchange of accounts receivable for note receivable	$325,971	$-
Discount on note receivable	$179,671	$-

The accompanying notes are an integral part of these financial statements.

ADINO ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Background

Adino Energy Corporation ("Adino" or the "Company"), was incorporated under the laws of the State of Montana on August 13, 1981, under the name Golden Maple Mining and Leaching Company, Inc. In 1985, the Company ceased its mining operations and discontinued all business operations in 1990. The Company then acquired Consolidated Medical Management, Inc. (“CMMI”) and kept the CMMI name. The Company initially focused its efforts on the continuation of the business services offered by CMMI. These services focused on the delivery of turn-key management services for the home health industry, predominately in south Louisiana. The Company exited the medical business in December 2000. In August 2001, the Company decided to refocus on the oil and gas industry. In 2006, we decided to cease our oil and gas activities and focus on becoming an energy company.

The Company has a subsidiary, Intercontinental Fuels, LLC (“IFL”), a Texas limited liability company, which was founded in 2003. Adino first acquired 75% of IFL’s membership interests in 2003 and now owns 100% of IFL.

In January 2008, at the annual shareholder’s meeting, the Company changed its name to Adino Energy Corporation.

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

The Company maintains its cash in well known banks selected based upon management’s assessment of the banks’ financial stability. Balances rarely exceed the $250,000 federal depository insurance limit; however, the Company has not experienced any losses on deposits and believes the risk of loss is minimal.

For the years ended December 31, 2008 and 2007 we had no reserve for doubtful accounts as all of our receivables were collected early in the subsequent year or had no expectation of loss. Management assesses the need for an allowance for doubtful account based upon the financial strength of our customers, historical experience with our customers and the aging of the amounts due.

Cash Equivalents

For purposes of reporting cash flows, the Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.  We had no cash equivalents at either December 31, 2008 or December 31, 2007.

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

Revenue Recognition

IFL earns revenue from both throughput and storage fees on a monthly basis. The Company recognizes revenue from throughput fees in the month that the services are provided based upon contractually determined rates. The Company recognizes storage fee revenue in the month that the service is provided in accordance with our customer contracts.  As described above, in accordance with the requirement of Staff Accounting Bulletin 104, the Company recognizes revenue when (1) persuasive evidence of an arrangement exists (contracts) (2) delivery has occurred (monthly) (3) the seller’s price is fixed or determinable (per the customer’s contract) and (4) collectability is reasonably assured (based upon our credit policy).

The Company has performed an analysis under Emerging Issues Task Force 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” and determined that gross revenue reporting is appropriate, since (1) the Company is the primary obligor in the transaction (2) the Company has latitude in establishing price and (3) the Company changes the product and performs part of the service.

Income Taxes

The Company has adopted the provisions of SFAS 109, “Accounting for Income Taxes," which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  The Company provides a valuation allowance to reduce deferred tax assets to their net realizable value.

Income (Loss) Per Share

SFAS 128, “Earnings Per Share,” requires earnings per share to be computed and reported as both basic EPS and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income by the weighted average number of common shares and dilutive common stock equivalents (convertible notes and interest on the notes, stock awards and stock options) outstanding during the period. Dilutive EPS reflects the potential dilution that could occur if options to purchase common stock were exercised for shares of common stock.   Basic and diluted EPS are the same as the effect of our potential common stock equivalents would be anti-dilutive.

Stock-Based Compensation

On January 1, 2006, the Company adopted SFAS 123(R) “Accounting for Stock Based Compensation,” which establishes accounting for stock-based payment transactions for employee services and goods and services received from non-employees. SFAS 123(R) is a revision of SFAS 123, “Accounting for Stock-Based Compensation” and supersedes APB 25, “Accounting for Stock Issued to Employees.” Under the provisions of SFAS 123(R), stock-based compensation cost is measured at the date of grant, based on the calculated fair value of the award, and is recognized as expense over the employee's or non-employee's service period, which is generally the vesting period of the equity grant.

The company has granted options and warrants to purchase Adino’s common stock.  These instruments have been valued using the Black-Scholes model and are fully detailed in Note 13.

Impairment of Long-Lived Assets

In the event that facts and circumstances indicate that the carrying value of a long-lived asset may be impaired, an evaluation of recoverability is performed by comparing the estimated future undiscounted cash flows associated with the asset or the asset’s estimated fair value to the asset’s carrying amount to determine if a write-down to market value or discounted cash flow is required. The Company applies the guidance regarding the impairment of long-lived assets pursuant to SFAS 144.

For the years ended December 31, 2008 and 2007, Adino evaluated and determined that no impairment was warranted on the assets of Adino Energy Corporation or its subsidiary, Intercontinental Fuels, LLC.

Goodwill

Under the provisions of SFAS 142, “Goodwill and Other Intangible Assets,” goodwill is tested for impairment on an annual basis and between annual tests if an event occurs or circumstances change in a way to indicate a potential decline in the fair value of the reporting unit. In assessing the recoverability of our goodwill, we must make assumptions regarding the estimated future cash flows and other factors to determine the fair value of the reporting unit.  If the fair value of the reporting unit is less than its carrying value, an impairment loss will be recognized in an amount equal to the difference. As of December 31, 2008 and 2007 an impairment analysis was performed and no impairment was deemed necessary.

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

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. Derivative financial instruments are initially measured at their fair value. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at it fair value and is then revalued at each reporting date, with changes in the fair value reported as charges or credits to income. For option−based derivative financial instruments, the Company uses the Black−Scholes model to value the derivative instruments. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non−current based on whether or not net cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”– an interpretation of FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a return. Guidance is also provided on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.  Adino adopted the provisions of FIN 48 in 2007 and no material uncertain tax positions were identified.  Thus, the adoption of FIN 48 did not have an impact on Adino’s financial statements.

NOTE 2-GOING CONCERN

As of December 31, 2008, the Company has a working capital deficit of $2,574,146 and total shareholders’ deficit of $2,751,792.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern depends upon its ability to obtain funding for its working capital deficit. Of the outstanding current liabilities at December 31, 2008, $1,858,573 is a non-cash deferred gain on the terminal transaction.  Additionally, $766,214 of the outstanding current liability is due to certain officers and directors for prior years’ accrued compensation.  They have agreed in writing to postpone payment if necessary, should the Company need capital it would otherwise pay these individuals.  The Company plans to satisfy current year and future cash flow requirements through operations and merger and acquisition opportunities including the expansion of existing business opportunities.  The Company expects these growth opportunities to be financed by a combination of equity and debt capital; however, in the event the Company is unable to obtain additional debt and equity financing, the Company may not be able to continue its operations.

NOTE 3-LEASE COMMITMENTS

The company entered into a lease commitment April 1, 2007.  IFL agreed to lease the terminal from 17617 Aldine Westfield Road, LLC for 18 months at $15,000 per month with an option to purchase the terminal for $3.55 million by September 30, 2008. The Company evaluated this lease and determined that it qualified as a capital lease for accounting purposes.  The terminal was capitalized at $3,179,572, calculated using the present value of monthly rent at $15,000 for the months April 2007 – September 2008 and the final purchase price of $3.55 million discounted at IFL’s incremental borrowing rate of 12.75%.  The terminal was depreciated over its useful life of 15 years resulting in monthly depreciation expense of $17,664.  As of December 31, 2007, the carrying value of the capital lease liability was $3,355,984.

Due to the difficult credit markets, the Company was unable to secure financing for the Houston terminal facility and assigned their rights under the terminal purchase option to Lone Star Fuel Storage and Transfer, LLC (“Lone Star”).  Lone Star purchased the terminal from 17617 Aldine Westfield, LLC on September 30, 2008.  Lone Star then entered into a five year operating lease with option to purchase with IFL.  The five year lease has monthly rental payments of $30,000, escalating 3% per year.  IFL’s purchase option allows for the terminal to be purchased at any time prior to October 1, 2009 for $7,775,552.  The sale price escalates $1,000,000 per year after this date, through the lease expiration date of September 30, 2013.  The Company recognizes the escalating lease payments on a straight line basis.

The Lone Star lease was evaluated under FASB Statement No. 13, As Amended, “Accounting For Leases,” and deemed to be an operating lease.

The transactions that led to the above two leases both resulted in gains to the Company.  The lawsuit settlement just prior to the lease with 17617 Aldine Westfield Rd., LLC resulted in a gain to the Company of $1,480,383.  The Company initially amortized this gain over the life of the capital lease (18 months), but later recognized that this time frame was in error.  The appropriate amortization period for the gain is the life of the capital asset, or 15 years.   The Company has restated all appropriate periods to reflect this change.  See Note 20 for restated financial statements for March 31, June 30, and September 30, 2008 and the year ended December 31, 2007.

At the expiration of the capital lease, September 30, 2008, the remaining gain of $1,332,345 was rolled into the gain on the sale assignment transaction with Lone Star of $624,047.  The total remaining gain to be amortized as of September 30, 2008 of $1,956,392 will be amortized over the life of the Lone Star operating lease, or 60 months.  The operating lease expires as of September 30, 2013 this treatment is consistent with sale leaseback gain recognition pursuant to SFAS 13.

NOTE 4 – EQUIPMENT

The following is a summary of this category:

	December 31, 2008	December 31, 2007
Vehicles	$86,217	$86,217
Leasehold Improvements	-	146,145
Office Equipment	3,334	3,334
Terminal-Capital Lease	-	3,179,572
Subtotal	89,551	3,415,268
Less: Accumulated Depreciation	(26,758)	(168,518)
Total	$62,793	$3,246,750

The terminal assets were written off the books of IFL with the completion of the Aldine Westfield capital lease and subsequent terminal purchase by Lone Star (see Note 3).  The useful life for material and terminal equipment is 15 years along with the related leasehold improvements. Office equipment is being depreciated over three years and vehicles are depreciated over five years.

NOTE 5 - NOTES RECEIVABLE  / INTEREST RECEIVABLE

On November 6, 2003, Mr. Stuart Sundlun acquired 1,200 units of Intercontinental Fuels, LLC (IFL) from Adino. Part of the purchase price was a note from Mr. Sundlun dated November 6, 2003, bearing interest of 10% per annum in the amount of $750,000. This note is secured by 600 units of IFL being held in attorney escrow and released pursuant to the sales agreement.  The sales agreement provided that the unreleased units would revert to Adino if Mr. Sundlun did not acquire the remaining 600 units.

On August 7, 2006, IFL repurchased the units sold to Mr. Sundlun. The entire amount due from Mr. Sundlun and payable to Mr. Sundlun are reported at gross in the Company's financial statements. The right of offset does not officially exist even though it has been discussed. In accordance with paragraph 7 of APB 10, the Company did not net the note receivable against the note payable. APB 10 7(1) states “It is a general principal of accounting that the offsetting of assets and liabilities in the balance sheet is improper except where a right of setoff exists.” Although both parties agreed verbally that a net payment would be acceptable, no formal documentation exists of this verbal agreement.

The Company's position to not offset the amounts is further substantiated by paragraph 5 of FIN 39 as follows, due to lacking two of the four general criteria:  (1) The Company does not have the legal right to offset even though that is the Company's intention and (2) The Company's possible offset is not enforceable at law.

In addition to the above facts, the noteholder provided a separate written confirmation to the Company's auditors at December 31, 2008 and 2007 of both the note payable and note receivable balances, respectively.

The Company's net notes receivable and payable to and from Mr. Sundlun is a net payable of $750,000.

The 600 units of IFL are no longer held in escrow as the Company purchased all 1,200 units of IFL including the escrow units for $1,500,000 which is the value of the note payable.

The note receivable from Mr. Sundlun matured on November 6, 2008.  The Company extended the note’s maturity date to August 8, 2011 with no additional interest accrual to occur past November 6, 2008.  Due to the fact that there will be no interest accrued on the note going forward, the Company recorded a discount on the note principal of $179,671.  This amount will amortize until the note’s maturity in August 2011.

Interest accrued on the Sundlun note was $312,658 and $375,208 at December 31, 2007 and 2008, respectively.

At December 31, 2008, Adino and Fuel Streamers negotiated a conversion of the Fuel Streamers accounts receivable balance of $325,971 to a note receivable.  The 5 year, 4% note allows for monthly payments of $6,003 until the maturity date of December 31, 2013.  There is no prepayment penalty.

A schedule of the balances at December 31, 2008 and 2007 is as follows:

	December 31, 2008	December 31, 2007

Sundlun, net of unamortized discount	$581,219	$750,000
Fuel Streamers	$325,971	-
Total notes receivable	$907,190	$750,000
Less: current portion	(60,094)	-
Total long-term notes receivable	$847,096	$750,000

NOTE 6 – CONSOLIDATION OF IFL AND GOODWILL

From the period of IFL’s inception to 2005, our ownership percentage in IFL was 60%. Our ownership increased to 80% during 2005 when our 20% partner withdrew from IFL and rescinded its investment. On August 7, 2006, we obtained the remaining 20% interest in IFL from Stuart Sundlun in consideration for a note payable as described in Note 8 below. This transaction was accounted for as a step acquisition. This step acquisition resulted in an additional $1,500,000 of goodwill as the fair value of the net assets acquired was determined by management to be zero and the consideration given as discussed above was the $1,500,000 note.

Adino evaluated the aggregate goodwill for impairment at December 31, 2007 and 2008, in accordance with SFAS 142 “Goodwill and Other Intangible Assets.” Adino has determined that the fair value of the reporting unit exceeds its carrying amount and hence the goodwill is not impaired.

NOTE 7 – ACCRUED LIABILITIES / ACCRUED LIABILITIES –RELATED PARTY

Other liabilities and accrued expenses consisted of the following as of December 31, 2008 and 2007:

	December 31, 2008	December 31, 2007

Accrued accounting and legal fees	126,362	140,600
Due to Byrd	-	775
Deferred lease liability	7,159	-
Total accrued liabilities	$133,521	$141,375

Accrued salaries-related party	$766,214	$1,311,789

Deferred lease liability:  The Lone Star lease is being expensed by the straight line method as required by FASB Statement No. 13, as amended, “Accounting For Leases,” resulting in a  deferred lease liability that will be extinguished by the lease termination date of September 30, 2013.

Accrued salaries – related party:  During 2008, both Mr. Byrd and Mr. Wooley settled a portion of their outstanding accrued salaries with common stock.  See Notes 12 and 13 for a thorough discussion of these transactions.

NOTE 8 - NOTES PAYABLE

	December 31,2008	December 31, 2007
Note payable - Stuart Sundlun, bearing interest of 10% per annum, due August 7, 2011	$1,500,000	$1,500,000
Note payable - Ronnie Byrd, non interest bearing, due on demand	-	15,000
Note payable - Bill Gaines, non interest bearing, due on demand	9,000	9,000
Note payable - Gulf Coast Fuels, bearing interest of $25,000, due on demand	275,000	275,000
Capnet Risk Management – no written agreement	100,000	100,000
Note payable - GMAC, bearing interest of 11.7% per annum with 60 monthly payments of $895, due May 13, 2013 and Note payable - GMAC, bearing interest of 8.91% per annum with 60 monthly payment of $803, due November 14, 2012	68,564	82,656

Total notes payable	$1,952,564	$1,981,656
Less current portion	(397,751)	(412,006)
Long term note payable	$1,554,813	$1,569,650

During 2008, Mr. Ronnie Byrd’s note was settled with restricted stock.  See Note 12 for additional detail.

The table below reflects the aggregate principal maturities of long-term debt for years ended December 31:

Principal

2009	$397,751
2010	15,371
2011	1,517,031
2012	18,071
2013	4,340
Total	$1,952,564

NOTE 9 - CONVERTIBLE DEBENTURES

The Company issued Debenture No. 299 in the amount of $350,000 on April 15, 2003. The debenture bore interest at the rate of 5% per annum and matured on October 15, 2003.

The Company issued Convertible Debenture No. 300 on April 15, 2003. The debenture bore interest at the rate of 5% per annum and matured on April 15, 2006. The debenture was convertible after April 15, 2004 into $2,000,000 of common stock at a cost per share of seventy percent of the average bid price for the stock for the immediate twenty (20) days before exercise.

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

Pursuant to SFAS 133, the Company bifurcated the conversion feature from the debentures because the conversion price was not fixed and the debentures were not convertible into a fixed number of shares. Accordingly, the embedded derivative must be bifurcated and accounted for separately.

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

NOTE 11 – STOCK PAYABLE

As of December 31, 2007, the Company had 50,000,000 shares of common stock authorized and 49,544,226 shares issued.  The Company entered into several stock option / warrant agreements with the Chairman and Chief Executive Officer, but was unable to issue those shares.  These affiliates agreed to not force issuance of the shares until the Company’s shareholders authorized additional capital.  At the Company’s annual meeting in January 2008, the shareholders increased the Company’s authorized capital to 500,000,000 shares of common stock.  All outstanding shares were issued during 2008.  See details at Notes 12 & 14. At December 31, 2008 and December 31, 2007, the following common stock shares were payable to the following parties. These amounts were expensed at the date of issuance of the stock in accordance with FASB Statement No. 123R.

	Common	December 31,	Common	December 31,
	Shares	2008	Shares	2007

Gaines & Co.	-	-	1,000,000	$120,000
David LeClere	-	-	507,000	60,840
Timothy G. Byrd, Sr	-	-	5,000,000	300,000
Sonny Wooley	-	-	7,000,000	540,000
Peggy Behrens	-	-	750,000	90,000
Total	-	-	14,257,000	$1,290,840

NOTE 12 – STOCK

COMMON STOCK

The Company's common stock has a par value of $0.001. There were 50,000,000 shares authorized as of December 31, 2007.  At the January 2008 shareholder meeting, the shareholders voted to increase the authorized common stock to 500,000,000 shares.  As of December 31, 2008 and December 31, 2007 the Company had 83,260,579 and 49,544,226 shares issued and outstanding, respectively.

In 2006, Mr. Byrd and Wooley each elected to convert a portion of their accrued salaries into Adino stock. As a result, the Company agreed to issue Mr. Byrd and Mr. Wooley 5,000,000 shares each of common stock. On April 13, 2007, they each exercised and were issued 2,500,000 shares of common stock. The remaining shares of common stock to be issued were reflected in the Company’s stock payable liability at December 31, 2007.  The shares were issued during 2008.

During April 2007, Messrs. Byrd and Wooley were each issued 2,500,000 shares of common stock valued at $325,000, see Note 13.

In November 2007, the Company entered into an investment banking agreement with Aurora Financial Services.  As a portion of its compensation, the Company was to issue Aurora 1,000,000 shares of common stock upfront.  The Company did not have adequate authorized shares to give to Aurora, therefore the Company’s Chairman and Chief Executive Officer each gave Aurora 500,000 personally held, non-restricted shares.  Since the Chairman and Chief Executive Officer gave non-restricted shares on behalf of the Company, the Board approved issuance of 750,000 restricted shares each as repayment.  These shares were valued at 17 cents each on November 12, 2007 based upon the closing market price of the Company’s common stock on that date. An expense to the company of $255,000 was recorded based on this transaction.  These shares were issued during 2008.

With the increase in authorized shares given at the January 30, 2008 shareholder’s meeting, the Company issued all remaining stock payable to Mr. Byrd and Mr. Wooley.  On May 7, 2008, the Company issued 2,500,000 shares to Mr. Byrd and 4,500,000 shares to Mr. Wooley.  These issuances resulted in an additional expense to the Company of $70,000.

In December 2006, the Company awarded Mr. Behrens 750,000 shares of restricted stock for her service as a director in 2004, 2005 and 2006. This resulted in an accrued expense of $90,000 at December 31, 2007 for these shares based upon the fair market value of the shares at the balance sheet date and is reflected in our stock payable liability at December 31, 2007.  The 750,000 shares were issued to Ms. Behrens on May 7, 2008 and resulted in an additional expense to the company of $7,500.

The Company also decided to issue the remaining stock payable shares in May 2008.  As a result, the Company issued 750,000 shares to Mr. LeClere and 1,000,000 shares to Mr. Gaines, resulting in an additional expense of $15,070.

In July and September 2008, the Company settled outstanding payables for legal and consulting expenses.  The Company issued 653,847 shares of restricted stock in settlement of $29,600 of these expenses.  As consideration for converting the amount to restricted stock, the Company offered the common shares to the vendor at a 30% discount to the closing price on the conversion date, resulting in an expense of $9,007 to the Company.

Additionally, in July 2008, the Company settled demand notes for $23,000, issuing 597,403 shares of restricted stock.  As consideration for converting the amount to restricted stock, the Company offered the common shares to the note holder at a 30% discount to the closing price on the conversion date, resulting in an expense of $9,857 to the Company.

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

On October 22, 2008, the Company settled a portion of the outstanding accrued salaries due to Mr. Byrd and Mr. Wooley.  Mr. Byrd and Mr. Wooley elected to convert $50,000 of the compensation due to them into restricted stock.  As consideration for converting these amounts into restricted stock, the Company offered the common shares at a 30% discount to the closing bid price on the conversion date.  Mr. Byrd and Mr. Wooley were issued 2,304,147 shares each, resulting in an expense of $21,429 to the Company.

In November 2008, the Company entered into a consulting agreement with Green Giant Venture Fund (“GGVF”).  As a portion of its compensation, the Company was to issue GGVF 1,500,000 shares of non-restricted common stock.  The Company’s Chief Executive Officer gave GGVF 1,500,000 personally held, non-restricted shares.  Since the Chief Executive Officer gave non-restricted shares on behalf of the Company, the Board approved issuance of 2,000,000 restricted shares each as repayment.  These shares were valued at $0.058 cents each on November 10, 2008 based upon the closing market price of the Company’s common stock and expense to the company of $116,000 was recorded.  These shares were issued during 2008.

As a result of the above common stock issuances, as of December 31, 2008, there were 83,260,579 shares outstanding.

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

NOTE 13 - STOCK OPTIONS / STOCK WARRANTS

The Company’s employment agreement with Mr. Byrd and Mr. Wooley provide that they will be paid a salary of $156,000 per year. However, during 2003 - 2006, Mr. Byrd’s and Wooley’s salaries accrued but were not paid due to the Company’s severe cash flow problems. Mr. Byrd and Wooley may require the Company to pay the accrued amounts at any time.

On April 3, 2007, Mr. Byrd and Mr. Wooley elected to convert part of their accrued salaries into Adino stock options.  The Board of Directors approved this conversion. To that end, the Company issued a warrant to each person, entitling them to purchase 12,000,000 shares apiece of Adino stock for an exercise price of $0.03 cents per share.  Each officer relinquished $100,000 of accrued compensation for the warrant.  Using the Black-Scholes valuation model, and an expected life of two years, volatility of 262%, and a discount rate of 4.57% the Company determined the aggregate value of the warrants to be $717,412.  As the warrants were fully purchased and vested, this resulted in a net expense to the Company of $517,412 (after considering the $200,000 already accrued). Subsequently, on November 10, 2007, both Mr. Byrd and Mr. Wooley partially relinquished their warrants.  Each person relinquished 9,000,000 of the 12,000,000 shares for which each warrant was exercisable, and the Company agreed to reinstate a proportional amount of the compensation that was originally reduced. These transactions resulted in reinstatement of $75,000 of accrued compensation to each person and reduction of consulting expense of $538,059, or 75% of the original expense to the Company.  In May 2008, Mr. Byrd and Mr. Wooley exercised their warrants and utilized accrued salaries to settle the $90,000 purchase price.  On May 7, 2008, both Mr. Byrd and Mr. Wooley were issued 3,000,000 shares in full settlement of the warrants.

In September 2007, the Company entered into a consulting agreement with Small Cap Support Services, Inc. (“Small Cap”) to provide investor relations services.  In addition to monthly compensation, Small Cap is entitled to 500,000 options, vesting ratably over 8 quarters through August 30, 2009, priced at 166,667 shares at $0.15, $0.25, and $0.35 each.  Using the Black-Scholes valuation model and an expected life of 3.5 years, volatility of 271.33%, and a discount rate of 4.53%, the Company has determined the aggregate value of the 500,000 seven year options to be $59,126. The vested amounts of $14,782 and $29,564 were recorded as stock-based compensation expense during the year ended December 31, 2007 and 2008, respectively.

In November 2007, the Company entered into an agreement with Ms. Nancy Finney, the Company’s Controller. In addition to monthly compensation, Ms. Finney is entitled to 500,000 options, vesting over 24 months as certain milestones are met. In accordance with SFAS 123(R), these options will be expensed at their fair value over the requisite service period.  Using the Black-Scholes valuation model and an expected life of 2.5 years, volatility of 276.75%, and a discount rate of 4.16%, the Company has determined the aggregate value of the 500,000 options to be $23,908. There was no amount due as of December 31, 2007.  The vested amount of $16,736 was recorded as stock-based compensation expense during the year ended December 31, 2008.

NOTE 14 – DEFERRED INCOME TAX

We have adopted the provisions of SFAS No. 109, “Accounting for Income Taxes" which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. If a tax position is more likely than not to be sustained upon examination, then an enterprise would be required to recognize in its financial statements the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

During 2008 and 2007, the Company incurred net losses and therefore, had no tax liability.  The net deferred tax asset generated by the loss carry forward has been fully reserved.  The cumulative net operating loss carry forward is approximately $10,149,463 and $9,603,039 at December 31, 2008 and 2007, respectively, and will expire in the years 2018 through 2028.

At December 31, 2008 the deferred tax assets consisted of the following:

Net operating loss	$3,552,311
Less: Valuation allowance	$(3,552,311)
Net deferred tax asset	$-

NOTE 15 – NON-CASH INVESTING AND FINANCING ACTIVITIES

With the increase in authorized common stock from the January 30, 2008 shareholders’ meeting, the Company decided to issue all outstanding stock payable to officers, directors and consultants during May 2008.  Several outstanding accounts payable balances were also settled with stock in lieu of cash.  These transactions are described in detail in Note 12.

Additionally, in May 2008, Mr. Byrd and Mr. Wooley elected to exercise the 3 million warrants they held to acquire 3,000,000 shares of the Company’s common stock apiece.  The warrants called for the shares to be purchased at $0.03 each.  Both Mr. Byrd and Mr. Wooley elected to utilize accrued salaries in payment of the $90,000 each.  This resulted in a $180,000 non-cash warrant exercise and is described in detail in Note 13.

In September 2008, the Company’s capital lease with 17617 Aldine Westfield Rd., LLC was terminated and the Company entered into an operating lease with Lone Star.  The capital assets and the associated capitalized interest were written off, totaling $3,572,721.  These transactions are described in detail in Note 3.

The note receivable from Mr. Sundlun matured on November 6, 2008.  The Company extended the note’s maturity date to August 8, 2011 with no additional interest accrual to occur past November 6, 2008.  Due to the fact that there will be no interest accrued on the note going forward, the Company recorded a discount on the note principal of $179,671.  This amount will amortize until the note’s maturity in August 2011.

At December 31, 2008, Adino and Fuel Streamers negotiated a conversion of the Fuel Streamers accounts receivable balance of $325,971 to a note receivable.  The 5 year, 4% note allows for monthly payments of $6,003 until the maturity date of December 31, 2013.  There is no prepayment penalty.

NOTE 16 – LAWSUIT SETTLEMENT

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

As a result of these transactions, all claims by and against all parties except Mr. Peoples were released. In addition, all liens pending on IFL’s property were released. The complete lawsuit settlement resulted in a net gain to Adino Energy and IFL of $1,480,383.  Due to the terminal sale / leaseback transaction, the gain is being recognized over the life of the capitalized asset or 15 years.  In both 2007 and 2008, gain was recognized for 9 months or $74,019 each year.

NOTE 17 – CONCENTRATIONS

The following table sets forth the amount and percentage of revenue from those customers that accounted for at least 10% of revenues for the years ended December 31, 2008 and 2007.

	Year Ended December 31, 2008%		Year Ended December 31, 2007%

Customer A	$243,330	12	$-	0

Customer B	$676,175	32	$250,028	12

Customer C	$629,047	30	$687,416	35

Customer D	$516,636	25	$933,976	47

The Company had one customer that represented 79% and 83% of outstanding receivables at December 31, 2008 and 2007, respectively.

NOTE 18 – CONTINGENCIES

 Adino Energy Corporation v. CapNet Securities Corporation, et. al.

On July 20, 2007, the Company filed suit against CapNet Securities Corporation, its former investment banking firm (“CapNet”), in the 189th Judicial District Court of Harris County, Texas, under Cause No. 2007-44066.

In this lawsuit, Adino claimed that CapNet breached its fiduciary duty to Adino, breached two contracts with the Company, and  converted 3,000,000 shares of Adino stock. In the lawsuit, Adino requested significant damages and a declaratory judgment of Adino’s and CapNet’s rights, status, and legal relations under an investment banking agreement between Adino and CapNet entered into on September 29, 2006 (the “Investment Banking Agreement”).

CapNet has filed a counterclaim against Adino alleging that Adino owes CapNet certain sums as compensation for services rendered under the Investment Banking Agreement. CapNet seeks to compel Adino to issue CapNet a certain amount of shares of Adino stock (the amount is in dispute), plus attorney’s fees, certain expenses that CapNet allegedly incurred under the Investment Banking Agreement, and costs of suit. The Company currently has recorded liabilities to CapNet and its affiliates for $145,396.  Management believes that any liability against the Company will not exceed the amount currently recorded of $145,396 and that no additional estimate of loss, if any, is necessary.

Adino later added CNRE Investments #1, LLC (“CNRE”) as a defendant, alleging that CNRE conspired with CapNet to misappropriate the 3,000,000 shares of Adino stock discussed above.

This case is currently set for trial in May 2009.

NOTE 19 – SUBSEQUENT EVENTS

On March 2, 2009, the Company agreed to extend the maturity date on the $750,000 note receivable with Mr. Sundlun.  The note receivable from Mr. Sundlun matured on November 6, 2008.  The Company extended the note’s maturity date to August 8, 2011, with no additional interest accrual to occur past November 6, 2008.  Due to the fact that there will be no interest accrued on the note going forward, the Company recorded a discount on the note principal of $179,671.  This amount will amortize until the note’s maturity in August 2011.

On February 20, 2009, the Board of Directors awarded restricted common stock to the Board for compensation.  Messrs. Byrd and Wooley were each granted 1,500,000 shares. Ms. Behrens was granted 500,000 shares.  The issuance resulted in an expense to the Company of $35,000.

NOTE 20 – RESTATEMENT OF YEAR ENDED DECEMBER 31, 2007 AND QUARTERS ENDED MARCH 31, JUNE 30 AND SEPTEMBER 30, 2008

The Company has restated its quarterly financial statements from amounts previously reported for periods ended March 31, June 30 and September 30, 2008.  The Company has determined that there was an error in the amortization of the gain of $1,480,383 resulting from the lawsuit settlement dated March 2007.  The gain was initially amortized over the life of the capital lease with 17617 Aldine Westfield Rd, LLC, 18 months.  The Company has determined that the gain should have been amortized over the life of the leased asset which is 15 years.  This resulted in the following changes to the balance sheet and income statements for the year ended December 31, 2007 and for the quarters ended March 30, June 30 and September 30, 2008.

Period ended	Net increase (decrease) in net assets	Net change in income (loss)	Net increase (decrease) in earnings per share, basic

December 31, 2007	$(666,173)	$(666,173)	$(0.02)

March 31, 2008	$(222,059)	$(222,059)	$(0.000
June 30, 2008	$(222,059)	$(222,059)	$(0.00)
September 30, 2008	$(222,055)	$(222,055)	$(0.01)

The overall impact to the balance sheet and statement of operations of the Company for the year ended December 31, 2007 and for the quarters ended March 31, June 30 and September 30, 2008 are as follows:

Consolidated Balance Sheet	December 31, 2007
	As Reported	Adjustments		As Restated
Assets
Cash	91,264			91,264
Accounts Receivable	301,765			301,765
Notes Receivable	750,000			750,000
Prepaid Assets	3,896			3,896
Inventory	4,177			4,177
Equipment, net of depreciation	3,246,750			3,246,750
Goodwill	1,559,240			1,559,240
Other Assets	312,658			312,658
Total Assets	6,269,750	-		6,269,750

Liabilities
Accounts Payable	888,140			888,140
Accrued Liabilities	1,453,164			1,453,164
Accrued Interest	210,000			210,000
Notes Payable - Current Portion	412,006			412,006
Lease Obligation	3,355,984			3,355,984
Stock Payable	1,290,840			1,290,840
Deferred Gain	740,191	666,173	(A)	1,406,364
Total Current Liabilities	8,350,325	666,173		9,016,498

Long Term Liabilities
Notes Payable	1,569,650			1,569,650
Total Long Term Liabilities	1,569,650			1,569,650
Total Liabiilities	9,919,975	666,173		10,586,148

Stockholders' Equity
Common Stock	49,544			49,544
Additional Paid in Capital	11,228,933			11,228,933
Retained Earnings	(14,928,702)	(666,173	) (A)	(15,594,875)
Total Stockholders' Equity	(3,650,225)	(666,173)		(4,316,398)

Total Liabilities and Stockholders' Equity	6,269,750	-		6,269,750

Legend:
A - Amounts adjusted to correct gain on lawsuit to correct amortization period.  See Note 3 for complete details.

	(Unaudited)

Consolidated Balance Sheet	March 31, 2008
	As Reported	Adjustments		As Restated
Assets
Cash	74,269			74,269
Accounts Receivable	261,251			261,251
Notes Receivable	750,000			750,000
Inventory	33,923			33,923
Equipment, net of depreciation	3,187,012			3,187,012
Prepaid Assets	4,033			4,033
Goodwill	1,559,240			1,559,240
Other Assets	330,208			330,208
Total Assets	6,199,936	-		6,199,936

Liabilities
Accounts Payable	912,014			912,014
Accrued Liabilities	1,406,936			1,406,936
Accrued Interest	247,500			247,500
Notes Payable - Current Portion	397,301			397,301
Lease Obligation	3,418,617			3,418,617
Stock Payable	968,130			968,130
Deferred Gain	493,460	888,232	A	1,381,692
Notes Payable - Related Party	22,500			22,500
Total Current Liabilities	7,866,458	888,232		8,754,690

Long Term Liabilities
Notes Payable	1,566,213			1,566,213
Total Liabilities	9,432,671	888,232		10,320,903

Stockholders' Deficit
Common Stock	49,544			49,544
Additional Paid in Capital	11,236,324			11,236,324

Retained Earnings	(14,518,603)	(888,232	) A	(15,406,835)

Total Stockholders' Deficit	(3,232,735)	(888,232)		(4,120,967)

Total Liabilities and Stockholders' Deficit	6,199,936	-		6,199,936

Legend:
A - Amounts adjusted to correct gain on lawsuit to correct amortization period.  See Note 3 for complete details.

	(Unaudited)

Consolidated Balance Sheet	June 30, 2008
	As Reported	Adjustments		As Restated
Assets
Cash	49,085			49,085
Accounts Receivable	383,531			383,531
Notes Receivable	750,000			750,000
Inventory	10,090			10,090
Equipment, net of depreciation	3,140,977			3,140,977
Prepaid Assets	11,932			11,932
Goodwill	1,559,240			1,559,240
Other Assets	348,958			348,958
Total Assets	6,253,813	-		6,253,813

Liabilities
Accounts Payable	863,774			863,774
Accrued Liabilities	1,272,698			1,272,698
Accrued Interest	285,000			285,000
Notes Payable - Current Portion	397,185			397,185
Lease Obligation	3,483,268			3,483,268
Deferred Gain	246,728	1,110,291	A	1,357,019
Notes Payable - Related Party	23,000			23,000
Total Current Liabilities	6,571,653	1,110,291		7,681,944

Long Term Liabilities
Notes Payable	1,561,936			1,561,936
Total Liabilities	8,133,589	1,110,291		9,243,880

Stockholders' Deficit
Common Stock	66,301			66,301
Additional Paid in Capital	12,494,679			12,494,679

Retained Earnings	(14,440,756)	(1,110,291	) A	(15,551,047)

Total Stockholders' Deficit	(1,879,776)	(1,110,291)		(2,990,067)

Total Liabilities and Stockholders' Deficit	6,253,813	-		6,253,813

Legend:
A - Amounts adjusted to correct gain on lawsuit to correct amortization period.  See Note 3 for complete details.

	(Unaudited)

Consolidated Balance Sheet	September 30, 2008
	As Reported	Adjustments		As Restated
Assets
Cash	52,775			52,775
Accounts Receivable	389,714			389,714
Notes Receivable	750,000			750,000
Inventory	10,090			10,090
Equipment, net of depreciation	67,104			67,104
Prepaid Assets	4,074			4,074
Goodwill	1,559,240			1,559,240
Other Assets	367,708			367,708
Total Assets	3,200,705	-		3,200,705

Liabilities
Accounts Payable	813,819			813,819
Accrued Liabilities	983,776			983,776
Accrued Interest	322,500			322,500
Notes Payable - Current Portion	397,526			397,526
Deferred Gain	624,047	1,332,346	A	1,956,393
Notes Payable - Related Party	-			-
Total Current Liabilities	3,141,668	1,332,346		4,474,014

Long Term Liabilities
Notes Payable	1,558,360			1,558,360
Total Liabilities	4,700,028	1,332,346		6,032,374

Stockholders' Deficit
Common Stock	75,982			75,982
Additional Paid in Capital	13,159,387			13,159,387

Retained Earnings	(14,734,692)	(1,332,346	) A	(16,067,038)

Total Stockholders' Deficit	(1,499,323)	(1,332,346)		(2,831,669)

Total Liabilities and Stockholders' Deficit	3,200,705	-		3,200,705

Legend:
A - Amounts adjusted to correct gain on lawsuit to correct amortization period.  See Note 3 for complete details.

Consolidated Income Statement	Year Ended December 31, 2007
	As Reported	Adjustments		As Restated

Revenues	1,967,813			1,967,813

Operating Expenses
COGS	511,908			511,908
Personnel Costs	129,393			129,393
Terminal Management	268,195			268,195
Consulting	1,960,075			1,960,075
Legal and Professional	500,183			500,183
Depreciation	214,516			214,516
Repairs	123,959			123,959
Operating Supplies	6,796			6,796
G&A & Office Expenses	151,609			151,609
Total Operating Expenses	3,866,634	-		3,866,634

Income (Loss) from Operations	(1,898,821)	-		(1,898,821)

Other Income (Expense)
Interest Expense	(512,153)			(512,153)
Interest Income	78,359			78,359
Other Income (Expense)	(5,199)			(5,199)
Gain from Lawsuit	740,192	(666,173	) (A)	74,019

Net Income (Loss)	(1,597,622)	(666,173)		(2,263,795)

Earnings per share, basic	(0.03)	(0.02)		(0.05)
Earnings per share, diluted	(0.03)	(0.02)		(0.05)

Weighted Avg # of shares	48,133,267			48,133,267

Legend:
A - Amounts adjusted to correct gain on lawsuit to correct amortization period.  See Note 3 for complete details.

	(Unaudited)

Consolidated Income Statement	Three Months Ended March 31, 2008
	As Reported	Adjustments		As Restated

Revenues	444,203			444,203

Operating Expenses
Cost of product sales	91,264			91,264
Terminal Management	105,000			105,000
Consulting	104,891			104,891
Legal and Professional	69,499			69,499
Depreciation	59,739			59,739
Repairs	4,979			4,979
Operating Supplies	1,208			1,208
G&A & Office Expenses	35,702			35,702
Total Operating Expenses	472,282	-		472,282

Income (Loss) from Operations	(28,079)	-		(28,079)

Other Income (Expense)

Interest Expense	(150,239)			(150,239)
Interest Income	18,975			18,975
Gain (loss) on Stock Payable Valuation	322,710			322,710
Gain from Lawsuit	246,732	(222,059	) A	24,673
Net Income (Loss)	410,099	(222,059)		188,040

Earnings per share, basic	0.01	(0.00)		0.00
Earnings per share, diluted	0.01	(0.00)		0.00
Weighted Avg # of shares	49,544,226			49,544,226

Legend:
A - Amounts adjusted to correct gain on lawsuit to correct amortization period.  See Note 3 for complete details.

	(Unaudited)

Consolidated Income Statement	Three Months Ended June 30, 2008				Six Months Ended June 30, 2008
	As Reported	Adjustments		As Restated	As Reported	Adjustments		As Restated

Revenues	566,238			566,238	1,010,440			1,010,440

Operating Expenses
Cost of Product Sales	116,793			116,793	208,057			208,057
Terminal Management	106,000			106,000	211,000			211,000
Consulting	117,110			117,110	222,002			222,002
Legal and Professional	51,216			51,216	120,715			120,715
Depreciation	59,739			59,739	119,478			119,478
Repairs	950			950	5,929			5,929
Operating Supplies	3,649			3,649	4,857			4,857
G&A & Office Expenses	38,203			38,203	73,903			73,903
Total Operating Expenses	493,660	-		493,660	965,941	-		965,941
Income (Loss) from Operations	72,578	-		72,578	44,499	-		44,499

Other Income (Expense)
Interest Expense	(152,722)			(152,722)	(302,961)			(302,961)
Interest Income	18,829			18,829	37,804			37,804
Gain (loss) from Stock Valuation	(107,570)			(107,570)	215,140			215,140
Gain from Lawsuit	246,732	(222,059	) A	24,673	493,464	(444,118	) A	49,346
Net Income (Loss)	77,847	(222,059)		(144,212)	487,946	(444,118)		43,828

Earnings per share, basic	0.00	(0.00)		(0.00)	0.01	(0.01)		0.00
Earnings per share, diluted	0.00	(0.00)		(0.00)	0.01	(0.01)		0.00

Weighted Avg # of shares	59,598,426			59,598,426	54,543,552			54,543,552

Legend:
A - Amounts adjusted to correct gain on lawsuit to correct amortization period.  See Note 3 for complete details.

	(Unaudited)

Consolidated Income Statement	Three Months Ended September 30, 2008				Nine Months Ended September 30, 2008
	As Reported	Adjustments		As Restated	As Reported	Adjustments		As Restated

Revenues	494,059			494,059	1,504,499			1,504,499

Operating Expenses
Cost of Product Sales	89,787			89,787	297,844			297,844
Terminal Management	107,500			107,500	318,500			318,500
Consulting	171,725			171,725	393,727			393,727
Legal and Professional	114,569			114,569	235,284			235,284
Depreciation	59,967			59,967	179,445			179,445
Repairs	65			65	5,994			5,994
Operating Supplies	3,407			3,407	8,264			8,264
G&A & Office Expenses	36,868			36,868	110,771			110,771
Total Operating Expenses	583,888	-		583,888	1,549,829	-		1,549,829

Income (Loss) from Operations	(89,829)	-		(89,829)	(45,330)	-		(45,330)

Other Income (Expense)
Interest Expense	(190,517)			(190,517)	(493,478)			(493,478)
Interest Income	18,894			18,894	56,698			56,698
Gain (loss) from Stock Valuation	(279,212)			(279,212)	(64,072)			(64,072)
Gain from Lawsuit / Sale	246,728	(222,055	) A	24,673	740,192	(666,173	) A	74,019

Net Income (Loss)	(293,936)	(222,055)		(515,991)	194,010	(666,173)		(472,163)

Earnings per share, basic	(0.00)	(0.01)		(0.01)	0.00	(0.01)		(0.01)
Earnings per share, diluted	(0.00)	(0.01)		(0.01)	0.00	(0.01)		(0.01)

Weighted Avg # of shares	72,777,010			72,777,010	60,647,489			60,647,489

Legend:
A - Amounts adjusted to correct gain on lawsuit to correct amortization period.  See Note 3 for complete details.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no disagreements with our accountant on accounting and financial disclosure.

ITEM 9A. CONTROL AND PROCEDURES

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended.  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified the following material weaknesses.

1.
As of December 31, 2008, we did not maintain effective controls over the control environment.  Specifically, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.
As of December 31, 2008, we did not maintain effective controls over financial statement disclosure.  Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.   Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.
As of December 31, 2008, we did not maintain effective controls over financial reporting which resulted in the restatement of several previous financial statements.  Specifically, controls were not designed and in place to ensure that the gain resulting from a lawsuit settlement was amortized over the correct time period. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2008, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting through the date of this report or during the quarter ended December 31, 2008, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Independent Registered Accountant’s Internal Control Attestation

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

Corrective Action

We have restated our financial statements in order to reflect the proper amortization of gain from the lawsuit settlement.  See Note 20 of our financial statements.

Management plans to provide future investments in the continuing education of our accounting and financial professionals. Specifically, we plan to seek specific public company accounting training during 2009.

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The directors and officers of the Company as of December 31, 2008, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. The officers serve at the will of the Board of Directors.

DIRECTORS, EXECUTIVE OFFICERS, AND SIGNIFICANT EMPLOYEES
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

CODE OF ETHICS
The Company has adopted a code of ethics applicable to our Chief Executive Officer, Chief Financial Officer, controller, our other employees, and our suppliers. This code is intended to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to the SEC and in other public communications that we make; compliance with applicable governmental laws, rules and regulations; the prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and accountability for adherence to the code. A copy of our code of ethics is included as an exhibit to this Form 10-K.  The Company will provide a copy of our code of ethics, without charge, to any person who requests it. In order to request a copy of our code of ethics, please contact our headquarters and speak with our investor relations department.

AUDIT COMMITTEE
The Company does not have an audit committee. The entire Board of Directors instead acts as the Company’s audit committee. Our Board does not have an audit committee financial expert as defined by Securities and Exchange Commission rules.

ITEM 11. EXECUTIVE COMPENSATION

The following describes the cash and stock compensation paid to our directors and officers for the two past fiscal years.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus	Stock Awards	Option Awards ($)	All Other Compensation ($)	Total ($)

Timothy G. Byrd, Sr., CEO	2008	156,000	-0-	-0-	-0-	207,571	363,571
Timothy G. Byrd, Sr., CEO	2007	156,000	-0-	-0-	89,677	-0-	245,677

Sonny Wooley, Chairman	2008	156,000	-0-	-0-	-0-	123,942	279,942
Sonny Wooley, Chairman	2007	156,000	-0-	-0-	89,677	-0-	245,677

Nancy Finney, Controller	2008	90,000	-0-	-0-	16,831	11,368	118,199
Nancy Finney, Controller	2007	24,375	-0-	-0-	-0-	-0-	24,375

During 2007 and 2008, the Company’s Secretary, Peggy Behrens, was not paid any compensation. However, in May 2008, the Company did issue Ms. Behrens 750,000 shares of stock previously awarded to her as compensation. The Company had been unable to issue these shares before then because of lack of authorized capital.

Mr. Byrd’s and Mr. Wooley’s salaries have accrued on the Company’s books, but because of the Company’s poor liquidity and cash flow, they have not been fully paid. As a result, in December 2006, we agreed to allow Messrs. Byrd and Wooley to convert their accrued salaries into stock of the Company at the conversion rate of $0.007 cents per share, resulting in an expense to the Company of $45,000, each. This stock is not additional compensation to Messrs. Byrd and Wooley; it represents a partial payment of their accrued salaries.

During 2007 and 2008, Mr. Byrd’s and Mr. Wooley’s salaries accrued but were not completely paid due to the Company’s tight cash flow. In 2007, we paid Mr. Byrd $104,080 and Mr. Wooley $115,000 of compensation accrued from previous years.  In 2008, we paid Mr. Byrd $101,403 and Mr. Wooley $134,500 of compensation accrued from previous years.

On June 13, 2007, we issued warrants to our Chairman and Chief Executive Officer permitting them to purchase up to 12,000,000 shares apiece of Adino stock. In November 2007, they each relinquished 9,000,000 of the shares exercisable under this warrant. Under the new terms of the warrants, they are exercisable for 3,000,000 shares apiece of Adino stock at $0.03 per share.  Mr. Byrd and Mr. Wooley exercised their warrants fully in May 2008 and paid for their stock by converting part of the accrued compensation owed to them.

In November 2007, we issued Messrs. Byrd and Wooley 750,000 shares of stock apiece in order to reimburse them for their transfer of 1,000,000 shares to stock to a third party for an expense owed by the Company. For further information regarding this transaction, see Item 13 – Transactions with Related Persons.

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

On October 29, 2008, the Company settled a portion of the outstanding accrued salary for both Mr. Byrd and Mr. Wooley.  Mr. Byrd and Mr. Wooley elected to convert $50,000 of the compensation due to them, respectively, into restricted stock.  As consideration for converting these amounts into restricted stock, the Company offered the common shares at a 30% discount to the closing bid price on the conversion date.  Mr. Byrd and Mr. Wooley were issued 2,304,147 shares each, resulting in an expense of $42,858 to the Company.

Ms. Finney’s salaries have accrued on the Company’s books, but because of the Company’s poor liquidity and cash flow, they have not been fully paid. As a result, in July and October 2008, we agreed to allow Ms. Finney to convert her accrued salaries into stock of the Company.  As consideration for converting $26,526 into restricted stock, the Company offered the common shares at a 30% discount to the closing bid price on the conversion date.  Ms. Finney was issued 960,980 shares, resulting in an expense of $11,368 to the Company.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table shows equity awards outstanding to our management at December 31, 2008.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration Date
Nancy Finney	100,000		$0.10	December 31, 2012
Nancy Finney	100,000		$0.10	April 14, 2013
Nancy Finney	50,000		$0.10	June 30, 2013
Nancy Finney	100,000		$0.10	September 30, 2013
Nancy Finney		50,000(1)	$0.10	March 31, 2014
Nancy Finney		100,000(2)	$0.10	September 30, 2014

(1) Vests on March 31, 2009.
(2) Vests on September 30, 2009.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table shows the Company’s outstanding equity awards as of December 31, 2008.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	-0-	N/A	-0-
Equity compensation plans not approved by security holders	725,000	$0.175	275,000

Of the above amount, 350,000 are issued to our controller for the achievement of certain milestones. An additional 150,000 are payable to our controller upon the achievement of additional milestones.  The other options are issued to our investor relations firm, SmallCap Support Services, Inc. (“SmallCap”), vesting ratably over 8 quarters through June 30, 2009.

The following table shows the ownership of our stock by our directors, officers, and any person we know to be the beneficial owner of more than five percent (5%) of our common stock.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	% of Class

Sonny Wooley	18,107,514(3)	20.87%

Timothy G. Byrd, Sr.	20,352,041	23.45%

Peggy Behrens	2,670,100	3.07%

Executive officers and directors as a group (3 persons)	41,129,655	47.41%

The above numbers and percentages are as of March 16, 2009.

(1) The address of each beneficial owner is 2500 CityWest Boulevard, Suite 300, Houston, Texas 77042.
(2) Unless otherwise indicated, all shares are held directly with sole voting and investment power.
(3) Includes 256 shares held indirectly.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

TRANSACTIONS WITH RELATED PERSONS

In November 2007, the Company entered into an investment banking agreement with Aurora Financial Services.  As a portion of its compensation, the Company was to issue Aurora 1,000,000 shares of common stock upfront.  The Company did not have adequate authorized shares to give to Aurora, therefore the Company’s Chairman and Chief Executive Officer each gave Aurora 500,000 personally held, non-restricted shares.  Since the Chairman and Chief Executive Officer gave non-restricted shares on behalf of the Company, the Board approved issuance of 750,000 restricted shares each as repayment.  These shares were valued at 17 cents each on November 12, 2007 based upon the closing market price of the Company’s common stock on that date. An expense to the company of $255,000 was recorded based on this transaction.  These shares were issued during 2008.

In November 2008, the Company entered into a consulting agreement with Green Giant Venture Fund (“GGVF”).  As a portion of its compensation, the Company was to issue GGVF 1,500,000 shares of non-restricted common stock.  The Company’s Chief Executive Officer gave GGVF 1,500,000 personally held, non-restricted shares.  Since the Chief Executive Officer gave non-restricted shares on behalf of the Company, the Board approved issuance of 2,000,000 restricted shares as repayment.  These shares were valued at $0.058 cents each on November 10, 2008 (the date of issuance) based upon the closing market price of the Company’s common stock on that date. An expense to the company of $116,000 was recorded.

Additionally, in July 2008, the Company settled a $23,000 demand note with Ronnie Byrd, issuing 597,403 shares of restricted stock.  These shares were valued at $0.055 cents each on July 17, 2008 (the date of issuance) based upon the closing market price of the Company’s common stock on that date.  An expense to the Company of $9,857 was recorded.

DIRECTOR INDEPENDENCE

The Company does not have any independent directors. For purposes of determining director independence, we used the standards applicable to companies listed on the NASDAQ Stock Exchange.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES
We paid $72,950 for the audit of our financial statements and review of our quarterly reports for fiscal year 2008.  These fees also included work performed on the restatements presented in our 2007 annual report.  We paid $50,838 for the audit of our 2007 financial statements.

AUDIT-RELATED FEES
We paid aggregate fees of $-0- for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements this fiscal year. In 2007, these fees were $-0-.

TAX FEES
We paid aggregate fees of $3,546 for tax compliance, tax advice, and tax planning by our principal accountant for this fiscal year. For the 2007 fiscal year, these fees were $7,492. These services consisted of preparing and filing our federal income tax and federal excise tax returns.

ALL OTHER FEES
We paid aggregate fees of $-0- for products and services provided by our principal accountant not otherwise disclosed above. In 2007, we were billed $-0- for these products and services.

PRINCIPAL ACCOUNTANT ENGAGEMENT POLICIES
We do not have an audit committee. We do not have pre-approval policies and procedures for the engagement of our principal accountant. However, the engagement of our principal account was approved by our Board of Directors.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

Exhibit
Number	Exhibit

3.1	Articles of Incorporation (as amended January 30, 2008)
3.2	By-laws of Golden Maple Mining and Leaching Company, Inc. (now Adino Energy Corporation)
10.1	Contract with Metropolitan Transit Authority of Harris County, Texas
10.2	Lease with 17617 Aldine Westfield Rd., LLC
10.3	Lease with Lone Star Fuel Storage and Transfer, LLC
10.4	Form of Warrants Issued to Timothy G. Byrd, Sr. and Sonny Wooley *
10.5	Form of Partial Relinquishment of Warrant Rights*
10.6	Stock Reimbursement Agreement*
10.7	Employment Agreement with Nancy K. Finney*
10.8	Resolution of the Board of Directors of December 8, 2006*
10.9	Resolution of the Board of Directors of August 1, 2008*
10.10	Resolution of the Board of Directors of October 29, 2008*
14	Code of Business Conduct and Ethics
31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a) of the Exchange Act
31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(a) of the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the undersigned has duly caused this Form 10-K to be signed on its behalf by the undersigned, there unto duly authorized, in the City of Houston, Texas on March 17, 2009.

ADINO ENERGY CORPORATION

By: /s/ Timothy G. Byrd, Sr.
Timothy G. Byrd, Sr.
CEO, CFO and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Signature	Name and Title	Date

/s/ Sonny Wooley	Chairman of the Board	March 17, 2009
Sonny Wooley	of Directors

/s/ Timothy G. Byrd, Sr.	Chief Executive Officer,	March 17, 2009
Timothy G. Byrd, Sr.	Chief Financial Officer,
and Director

/s/ Peggy Behrens	Secretary and Director	March 17, 2009
Peggy Behrens