Form 10-K/A
period 2008-12-31
ADINO ENERGY CORP
filed 2009-04-17
CIK 700815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

We are filing this amended Form 10-K to update the certifications made by our Chief Executive Officer and Chief Financial Officer in accordance with SEC regulations. There are no other substantive changes to our annual report filed on March 18, 2009 contained in this filing.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the undersigned has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, there unto duly authorized, in the City of Houston, Texas on April 17, 2009.

ADINO ENERGY CORPORATION

By: /s/ Timothy G. Byrd, Sr .
Timothy G. Byrd, Sr.
CEO, CFO and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Signature	Name and Title	Date

/s/ Sonny Wooley	Chairman of the Board	April 17, 2009
Sonny Wooley	of Directors

/s/ Timothy G. Byrd, Sr.	Chief Executive Officer,	April 17, 2009
Timothy G. Byrd, Sr.	Chief Financial Officer,
and Director

/s/ Peggy Behrens	Secretary and Director	April 17, 2009
Peggy Behrens