Form 10-K/A
period 2007-12-31
ADINO ENERGY CORP
filed 2009-04-27
CIK 700815

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D. C. 20549

FORM 10-KSB/A3

☒ ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF THE
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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐
Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A2 or any amendment to this Form 10-KSB/A2. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

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

DOCUMENTS INCORPORATED BY REFERENCE
None.

STATEMENT REGARDING THIS FILING

This filing amends our Annual Report on Form 10-KSB/A for the year ended December 31, 2007, previously filed on August 11, 2008. This filing is being submitted to expand the Results of Operations section in Management’s Discussion and Analysis and to correct the amortization period of a gain realized during the lawsuit settlement in March 2007.  The periods affected have been corrected and are reflected in Note 19.

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

DESCRIPTION OF BUSINESS

During 2007, all of the Company’s revenues came from IFL.  IFL operates a fuel storage terminal located in Houston, Texas. The IFL terminal is the only non-branded, independent fuel terminal in North Houston. This terminal distributes petroleum-based products and biodiesel to local wholesale and retail fuel distributors. IFL’s customers include the Metropolitan Transportation Authority of Harris County, Texas and Gulf Hydrocarbon, a leading biodiesel distributor in the Gulf Coast region with national operations.

IFL’s business consists of storing fuel for customers and dispensing fuel through our leased facility in Houston, Texas. Our customers pay storage fees for storing their fuels in our tanks. They pay IFL throughput fees for blending and dispensing the fuels into our customer’s tanker trucks.

IFL has designed a streamlined terminal management plan.  In 2007, IFL began using a third party terminal management company for basic terminal operations.  This strategy allows IFL to contain costs and easily duplicate the model for future acquisitions.

IFL is currently at maximum storage capacity, with four customers that occupy 99% of the terminal’s storage capacity. One customer represents 94% of the Company’s outstanding accounts receivable at December 31, 2007.

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

IFL’s headquarters are located at the fuel distribution terminal it operates for 17617 Aldine Westfield Rd., LLC.  The terminal, located at 17617 Aldine Westfield Road, Houston, Texas, is situated on 10 ½ acres adjacent to, and to the west of the George Bush International Airport (IAH). There are 7 fuel storage tanks with a collective capacity of 163,349 barrels of product (6,860,658 gallons). Auxiliary buildings containing 5,800 square feet are present. There are three loading bays for tanker trucks. The terminal is configured to handle 20,000,000 gallons of motor fuel per month through the truck loading racks.  Although not currently connected, a six inch dedicated pipeline connects the terminal to IAH, capable of moving 22,000,000 gallons of jet fuel per month through the pipeline to the airport.

Originally built between 1981 and 1988, substantial renovation and improvement was done by two customers in 2000-2001.  Adino’s management team acquired the non-operational terminal in 2003.  In 2004, the property was appraised for $7,100,000, without customers or revenue. Adino’s management then brought the terminal up to code, passed all inspections and acquired all licenses necessary for operations.   In March 2006, the terminal opened with its first storage customer, the Metropolitan Transportation Authority of Harris County (Houston’s mass transit authority). During 2006 and 2007, additional customers were added and substantial improvements were made to the property and facilities.  Security was enhanced and office buildings and grounds were improved.  The loading rack had a third lane added to accommodate additional customer load.  Larger, more efficient pumps were installed and the rack was configured to handle the newly mandated ultra low sulfur diesel (“ULSD”).

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

IFL has an option to purchase the terminal until September 30, 2008 for $3.55 million.

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

Period	High	Low
First Quarter 2007	$0.05	$0.03
Second Quarter 2007	$0.26	$0.04
Third Quarter 2007	$0.19	$0.05
Fourth Quarter 2007	$0.23	$0.06

First Quarter 2006	$0.010	$0.009
Second Quarter 2006	$0.015	$0.015
Third Quarter 2006	$0.011	$0.008
Fourth Quarter 2006	$0.035	$0.009

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

We evaluate the carrying value of goodwill during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include a significant adverse change in legal factors or in business or the business climate or unanticipated competition. When evaluating whether goodwill is impaired, we compare the fair value of the business to its carrying amount, including goodwill. The fair value of the reporting unit is estimated using discounted cash flows. If the carrying amount of the business exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount.  Based on the evaluations performed by management there were no indicators of impairment at December 31, 2007.

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

RESULTS OF OPERATIONS

Revenue: The Company continues to see strong growth from operations.  Revenue increased from $760,313 at December 31, 2006 to $1,967,813 at December 31, 2007.  During the first quarter of 2007, Adino’s wholly owned subsidiary, Intercontinental Fuels, LLC added a substantial new customer.  The new customer and increased throughput volumes from the existing customer base accounted for an increase in throughput and additive revenue of $807,992 for 2007.   Additionally, Adino realized consulting revenues of $250,000 for the year ended December 31, 2007, with no corresponding revenue for 2006.

Cost of Product Sales: The increased throughput realized from new customers and increased volumes accounted for an increase in cost of goods sold (fuel additive expense) from $142,988 to $511,908 for the periods ended December 31, 2006 and 2007, respectively. Revenues increased at a greater rate than costs, and as a result, Adino posted a gross margin of $1,455,905 for the year ended December 31, 2007, compared to $617,325 for the prior year.

Payroll and related expenses:  The terminal restarted significant operations in March 2006, with 2 employees from March 2006 through June 2007. In July 2007, the operation of the terminal was outsourced to a terminal management company.  Payroll expenses increased from $77,594 at December 31, 2006 to $129,393 at December 31, 2007 primarily due to compensation accrued for the president of IFL.

Terminal Management:  In an effort to control costs within the Company’s terminal operations, in July 2007, the Company outsourced its terminal operations.  The monthly contract includes employee salaries and benefits, terminal operational expenses, insurance and other ancillary operating expenses.  For this reason, the terminal management expense has increased from $75,322 at December 31, 2006 to $268,195 at December 31, 2007.  Management is encouraged by the success of this transaction and plans to utilize the terminal management model in any future acquisitions.

General and administrative:  The Company had a decrease in general and administrative expense from 2006 to 2007 of $35,288 due to certain office management and facility repair expenses being included in the terminal management contract, effective July 1, 2007.

Legal and professional:  During March 2007, the Company experienced significant legal expenses associated with the 17617 Aldine Westfield Road terminal lawsuit settlement.  Legal and professional expense was $110,574 at December 31, 2006, compared to $500,183 at December 31, 2007, an increase of $389,609.

Consulting Expense:  The Company’s consulting expenses increased from $1,120,361 to $1,960,075 at December 31, 2006 and 2007, respectively.  The 2007 increase was largely due to expense recognized in Mr. Byrd and Mr. Wooley’s warrant conversion and fluctuation in the stock payable valuation.  See Notes 11 and 14 of the Company’s audited financial statement for a detailed explanation of these instruments.

Interest Expense:  Interest expense to the Company was $880,798 at December 31, 2007 compared to $512,153 at December 31, 2007, a decrease of $368,645.  During 2006, the Company recorded interest expense on several notes payable that were extinguished in the 17617 Aldine Westfield terminal lawsuit settlement on March 23, 2007.  This expense was partially offset by interest expense associated with the terminal capital lease effective April 1, 2007.

Loss on Embedded Derivative Liability:  The Company had a convertible debenture (see Notes 9 and 10) that was settled as part of the terminal lawsuit settlement on March 23, 2007.  Derivative financial instruments are recorded at fair value and then  re-valued at each reporting  date,  with changes in the fair value  reported  as charges  or credits to income.  Revaluation at December 31, 2006 resulted in a loss of $2,490,426, with no accompanying expense for 2007 due to the settlement.

Oil and Gas Writeoffs:  During 2006, the Company wrote off shut in oil and gas wells for $60,000.  There are no other oil and gas properties held by the Company.

Gain from Lawsuit:  The lawsuit settlement on March 23, 2007 resulted in a gain to the Company of $1,480,383.  The transaction was deemed to be a sale/leaseback, and therefore the gain is recognized over the life of the capital asset, or 15 years. Expense for 2007 was $74,019 for April – December 2007. See Note 15 of the Company’s audited financial statements for more information regarding the accounting treatment of this transaction.

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

Adino has restated the March 31, June 30 and September 30, 2006 financial statements in attached Note 19.  The most significant changes over previously filed financial statements were the consolidation of Intercontinental Fuels, LLC and the correction of accounting treatment for the Dr. Zehr convertible debenture, determined to be a derivative.

2007:  Adino has restated the March 31, June 30 and September 30, 2007 financial statements in attached Note 19.  The most significant adjustment to the financial statements is the accounting for the capital lease associated with the terminal operated by Intercontinental Fuels, LLC at 17617 Aldine Westfield Road, Houston, TX.  Additionally, the Company settled all litigation associated with the acquisition of the above mentioned terminal on March 23, 2007.  The net gain from this settlement, $1,480,383, has been corrected for recognition over the life of the capital asset, 15 years.

See Note 19 of the Company’s audited financial statements for detailed restatement presentation.

LIQUIDITY AND CAPITAL RESOURCES

During the years 2003 to 2006, Adino had substantial liquidity and cash flow problems due to its lack of operating revenues. In 2007, the Company’s liquidity and cash flow improved due to revenues generated by IFL; however, we still experienced liquidity problems due to debts incurred by Adino in prior years.

Our working capital deficit at December 31, 2007 was $7,307,724 compared to $11,325,117 at December 31, 2006. Of this amount, $3,355,984 represents the purchase price for the terminal assets which are currently under a capital lease.  The Company believes that the market value of the terminal assets is significantly greater than the total working capital deficit and that current cash flow is adequate to support a longer term financing package to satisfy the working capital deficit.  These factors lead the Company to expect that the terminal financing will include additional capital to service and pay down existing obligations. Certain officers and directors have agreed in writing to postpone payment if necessary should the Company need capital it would otherwise pay these individuals. Lastly, the Company plans to satisfy current year and future cash flow requirements through merger and acquisition opportunities including the expansion of existing business opportunities.

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

Company management has also identified additional risk factors related to its operations and financial statement presentation and reliability.  Specifically, as of December 31, 2007, we do not have a written code of business conduct and ethics that governs the Company’s employees, officers and directors.   Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B.

As of December 31, 2007, we did not maintain effective controls over financial statement disclosure.  Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.  Additionally, we did not maintain effective controls over financial reporting which resulted in the restatement of several previous financial statements.  Specifically, controls were not designed and in place to ensure that majority-owned subsidiaries and complex convertible instruments were properly reflected in our financial statements.

The Company has taken the following steps to address the weaknesses described above. First, the Company has adopted a code of ethics which is attached by exhibit to this filing. Second, we have hired an internal controller whose function is to handle the Company’s accounting. Finally, we have restated our financial statements in order to reflect the proper consolidation of IFL and proper accounting for the derivate instrument discussed above.

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

As discussed in Note 19 to the financial statements, the Company has restated its financial statements as of and for the years ended December 31, 2003 to December 31, 2006 to correct errors in its accounting for convertible notes payable, consolidation of majority owned entities, and other short term liabilities.

/s/ McElravy, Kinchen & Associates, P.C.

www.mkacpas.com
Houston, Texas

April 14, 2008

ITEM 1. FINANCIAL STATEMENTS.

ADINO ENERGY CORPORATION
Consolidated Balance Sheets
AS OF DECEMBER 31, 2007 AND DECEMBER 31, 2006

	December 31, 2007 (Restated)	December 31, 2006 (Restated)
ASSETS
Cash in bank	$91,264	$14,223
Accounts receivable	301,765	137,945
Prepaid assets	3,896	-
Inventory	4,177	-
Total current assets	401,102	152,168

Fixed assets, net of accumulated depreciation of $168,518 and $660,841, respectively	3,246,750	3,328,221
Goodwill	1,559,240	1,559,240
Notes receivable	750,000	850,000
Other assets	312,658	253,908
Total non-current assets	5,868,648	5,991,369

TOTAL ASSETS	$6,269,750	$6,143,537

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Accounts payable	$888,140	$382,592
Accrued liabilities	141,375	284,849
Accrued liabilities – related party	1,311,789	904,644
Notes payable – current portion	412,006	2,047,686
Debenture payable	-	2,350,000
Lease obligation – terminal	3,355,984	-
Stock payable	1,290,840	450,738
Interest payable	210,000	794,766
Deferred gain on sale/leaseback – current portion	98,692	-
Derivative liability	-	4,262,010
Total current liabilities	7,708,826	11,477,285

Deferred gain on sale/leaseback	1,307,672	-
Notes payable	1,569,650	1,500,000

TOTAL LIABILITIES	10,586,148	12,977,285

STOCKHOLDERS’ DEFICIT

Preferred stock, $.001 par value, 20,000,000 shares authorized, no shares outstanding	-	-
Capital stock, $0.001 par value, 50,000,000 shares authorized, 49,544,226 and 44,544,226 shares issued and outstanding at December 31, 2007 and December 31, 2006, respectively	49,544	44,544
Additional paid in capital	11,228,933	6,452,788
Retained deficit	(15,594,875)	(13,331,080)
Total stockholders’ deficit	(4,316,398)	(6,833,748)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$6,269,750	$6,143,537

The accompanying notes are an integral part of these financial statements.

ADINO ENERGY CORPORATION
Consolidated Statements of Operations
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	Year Ended December 31, 2007 (Restated)	Year Ended December 31, 2006 (Restated)
REVENUES AND GROSS MARGIN
Revenues	$1,967,813	$760,313

OPERATING EXPENSES
Cost of product sales	511,908	142,988
Payroll and related expenses	129,393	77,594
Terminal management	268,195	75,322
General and administrative	151,609	186,897
Legal and professional	500,183	110,574
Consulting fees	1,960,075	1,120,361
Repairs	123,959	121,114
Depreciation expense	214,516	198,094
Operating supplies	6,796	95,536
Total operating expenses	3,866,634	2,128,480

OPERATING LOSS	(1,898,821)	(1,368,167)

OTHER INCOME AND EXPENSES
Interest income	78,359	82,441
Interest expense	(512,153)	(880,798)
Loss on embedded derivative liability	-	(2,490,426)
Other expense	(5,199)	(100,365)
Oil and gas write-offs	-	(60,000)
Gain from lawsuit	74,019	-
Total other income and expense	(364,974)	(3,449,148)

NET LOSS	$(2,263,795)	$(4,817,315)

Net loss per share, basic	$(0.05)	$(0.11)

Net loss per share, fully diluted (50,000,000 shares 2007 and 44,544,226 shares 2006) See Note 13	$(0.05)	$(0.11)
Weighted average shares outstanding	48,133,267	44,544,226

The accompanying notes are an integral part of these financial statements.

ADINO ENERGY CORPORATION
Consolidated Statement of Changes in Stockholders’ Deficit
FOR THE YEARS ENDED DECEMBER 31, 2006 and 2007

	Shares	Amount	Additional Paid in Capital	Retained Deficit	Total

Balance December 31, 2005 (Restated)	44,544,226	$44,544	$6,452,788	$(8,513,765)	$(2,016,433)

Net loss				(4,817,315)	(4,817,315)

Balance December 31, 2006 (Restated)	44,544,226	44,544	6,452,788	(13,331,080)	(6,833,748)

Options issued for services			14,782		14,782
Warrants issued for services			179,353		179,353
Shares issued for stock payable	5,000,000	5,000	320,000		325,000
Extinguishment of derivative liability			4,262,010		4,262,010
Net loss				(2,263,795)	(2,263,795)

Balance December 31, 2007 (Restated)	49,544,226	$49,544	$11,228,933	$(15,594,875)	$(4,316,398)

The accompanying notes are an integral part of these financial statements.

ADINO ENERGY CORPORATION
Consolidated Statements of Cash Flows
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	December 31, 2007 (Restated)	December 31, 2006 (Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,263,795)	$(4,817,315)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	214,516	198,094
Warrants and options issued for services	-	-
Amortization of debt discount	-	591,497
Impairment of oil and gas properties	-	60,000
Stock issued for services and compensation	519,135	-
Change in derivative liability valuation	-	2,490,426
Gain from lawsuit	(74,019)	-

Change in operating assets and liabilities:
Accounts receivable	(163,820)	(137,945)
Inventory	(4,177)	-
Other assets	(80,258)	(82,400)
Accounts payable and accrued liabilities	2,161,820	1,259,913

Net cash provided by (used in) operating activities	309,402	(437,730)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(232,361)	-
Net cash used in investing activities	(232,361)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of debt	-	451,953
Net cash provided by financing activities	-	451,953

Net change in cash and cash equivalents	77,041	14,223
Cash and cash equivalents, beginning of period	14,223	-
Cash and cash equivalents, end of period	$91,264	$14,223

Cash paid for:
Interest	-	-
Income taxes	-	-

Supplemental disclosures of non-cash information:

Exchange of debenture and terminal for liabilities including convertible debenture	$1,324,516	$-
Additional interest in IFL in exchange for a note payable	$-	$1,500,000
Extinguishment of derivative liability	$4,262,010	$-

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

Goodwill

Under the provisions of SFAS 142, “Goodwill and Other Intangible Assets,” goodwill is tested for impairment on an annual basis and between annual tests if an event occurs or circumstances change in a way to indicate a potential decline in the fair value of the reporting unit. In assessing the recoverability of our goodwill, we must make assumptions regarding the estimated future cash flows and other factors to determine the fair value of the reporting unit.  If the fair value of the reporting unit is less than its carrying value, an impairment loss will be recognized in an amount equal to the difference. As of December 31, 2007 an impairment analysis was preformed and no impairment was deemed necessary.

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

Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”– an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a return. Guidance is also provided on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.  Adino adopted the provisions of FIN 48 in 2007 and no material uncertain tax positions were identified.  Thus, the adoption of FIN 48 did not have an impact on Adino’s financial statements.

NOTE 2-GOING CONCERN

As of December 31, 2007, the Company has a working capital deficit of $7,307,724 and a retained deficit of $15,594,875.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern depends upon its ability to obtain funding for its working capital deficit. $3,355,984 of the working capital deficit represents the purchase price for the terminal assets which are currently under a capital lease.  The Company believes that the market value of the terminal assets is significantly greater than the total working capital deficit and that current cash flow is adequate to support a longer term financing package to satisfy the working capital deficit.  These factors lead the Company to expect that the terminal financing will include additional capital to service and pay down existing obligations. Certain officers and directors have agreed in writing to postpone payment if necessary should the Company need capital it would otherwise pay these individuals. Lastly, the Company plans to grow through merger and acquisition opportunities including the expansion of existing business opportunities. The Company expects these growth opportunities to be financed by a combination of equity and debt capital; however, in the event the Company is unable to obtain additional debt and equity financing; the Company may not be able to continue its operations.

NOTE 3 – LEASE COMMITMENTS

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

The lawsuit settlement just prior to the lease with 17617 Aldine Westfield Road, LLC resulted in a gain to the Company of $1,480,383.  The Company initially amortized this gain over the life of the capital lease (18 months), but later recognized that this time frame was in error.  The appropriate amortization period for the gain is the life of the capital asset, or 15 years.   The Company has restated all appropriate periods to reflect this change.  See Note 19 for restated financial statements for March 31, June 30, and September 30, 2007 related to this correction.

NOTE 4 – EQUIPMENT

The following is a summary of this category:

	December 31, 2007	December 31, 2006
Land	$-	$1,025,733
Vehicles	86,217	-
Leasehold Improvements	146,144	-
Office Equipment	3,335	3,335
Terminal-Capital Lease	3,179,572	-
Terminal-Equipment	-	2,959,994
Subtotal	3,415,268	3,989,062
Less: Accumulated Depreciation	(168,518)	(660,841)
Total	$3,246,750	$3,328,221

The useful lives for material and terminal equipment are 15 years along with the related leasehold improvements. Office equipment is being deprecated over three years and Vehicles are deprecated over five years.

NOTE 5 – NOTES RECEIVABLE

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

NOTE 7 – ACCRUED LIABILITIES / ACCRUED LIABILITIES –RELATED PARTY

Other liabilities and accrued expenses consisted of the following as of December 31, 2007 and 2006:

	December 31, 2007	December 31, 2006

Accrued accounting and legal fees	140,600	131,500
Other	775	153,349
Total accrued liabilities	$141,375	$284,849

Accrued salaries	1,311,789	888,869
Due to Byrd	-	15,775
Accrued liabilities-related party	$1,311,789	$904,644

NOTE 8 - NOTES PAYABLE
	2007	2006
Note payable - Stuart Sundlun, bearing interest of 10% per annum, due August 7, 2011	$1,500,000	$1,500,000

Note payable - Gulf Coast Fuels, bearing interest of $25,000, due on demand	275,000	275,000

Note payable - Dr. David Zehr, bearing interest of 5% per annum, due on demand	-	600,000

Note payable - Dr. David Zehr, bearing interest of 4% per annum, due on demand	-	150,000

Note payable - North American Reserve Corp, non interest bearing, due on demand	-	725,733

Note payable - Brent Bossart, interest of $35,000, due on demand	-	120,000

Note payable - Ronnie Byrd, non interest bearing, due on demand	15,000	15,500

Note payable - Bill Gaines, non interest bearing, due on demand	9,000	7,000

Capnet Risk Management – no written agreement	100,000	100,000

Note payable - Suntrust Bank, bearing interest of 8.99% per annum with 72 monthly payments of $857.86, due June 17, 2013
and
Note payable - GMAC, bearing interest of 8.91% per annum with 60 monthly payments of 803.43, due November 14, 2012	82,656	-

Note payable - Greenway, bearing interest of 8.5% per annum with 24 monthly payments of $4,750, due December 2007	-	54,453

Total notes payable	1,981,656	3,547,686

Less current portion	(412,006)	(2,047,686)

Long term note payable	$1,569,650	$1,500,000

The table below reflects the aggregate principal maturities of long-term debt for years ended December 31:

Principal

2008	$412,006
2009	$13,751
2010	15,371
2011	1,517,031
2012	18,071
Total	$1,976,230

NOTE 9 – CONVERTIBLE DEBENTURES

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

	Common	December 31,	December 31,
	Shares	2007	2006

Bill Gaines	1,000,000	$120,000	$0
David LeClere	507,000	60,840	17,238
Timothy G. Byrd, Sr	5,000,000	300,000	170,000
Sonny Wooley	7,000,000	540,000	238,000
Peggy Behrens	750,000	90,000	25,500
Total	14,257,000	$1,290,840	$450,738

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

NOTE 13 – EARNINGS PER SHARE

Earnings per share for the year ended December 31, 2007 is computed as follows:

	Income (Numerator)	Shares (Denominator)		Per-Share Amount
Net Loss	(2,263,795)

Basic EPS
Loss available to common stockholders	(2,263,795)	48,133,267		(0.05)
Effective Dilutive EPS
Loss available to common stockholders	(2,263,795)	50,000,000	*	(0.05)

*As of December 31, 2007, Adino had 49,544,226 shares outstanding. There are 17,257,000 potential common shares or equivalents authorized for issuance to officers, directors and others. All parties signed an agreement not to force Adino to issue more shares than those that are authorized. Adino only had 50,000,000 shares authorized in its Articles of Incorporation, as of December 31, 2007. It cannot legally issue more shares than the total number authorized by the Articles of Incorporation. Therefore, for purposes of the above calculation, it is assumed that all of Adino’s authorized shares (50,000,000) are outstanding, rather than the full 66,801,226 that are committed. If the full committed amount were used, the Diluted EPS would be (0.02).

NOTE 14 – STOCK OPTIONS / STOCK WARRANTS

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

As a result of these transactions, all claims by and against all parties except Mr. Peoples were released. In addition, all liens pending on IFL’s property were released. The settlement resulted in a gain to the Company of $1,480,383.  The transaction was deemed to be a sale/leaseback, and therefore the gain is recognized over the life of the capital asset, or 15 years. Expense for 2007 was $74,019.

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

This case is currently set for trial in May 2009.

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

It should be noted that the 2006 restated financial statements and related restatement schedules have been audited, but the restatement schedules for 2003 – 2005 are unaudited.

(Unaudited)  RESTATEMENT SCHEDULES FOR 2003 AND 2004

	December 31. 2003				December 31. 2004
	As Reported	Adjustments		As Restated	As Reported	Adjustments		As Restated
Summary Balance Sheet

Assets
Cash	13,659	6,636	A	20,295	9,455	1,152	A	10,607
Accounts Receivable	-	5,000	A	5,000	-	-		-
Oil and Gas Producing Assets	60,000	-		60,000	60,000	-		60,000
Notes Receivable	2,786,000	(1,656,000	)A	1,130,000	2,506,000	(1,656,000	)A	850,000
Fixed Assets	-	3,916,959	A	3,916,959	-	3,724,758	A	3,724,758
Goodwill	-	357,940	A	357,940	-	357,940	A	357,940
Investment in IFL	1,320,000	(1,320,000	)A	-	1,600,000	(1,600,000	)A	-
Other Assets	-	95,107	A	95,107	-	89,108	A	89,108

Total Assets	4,179,659	1,405,642		5,585,301	4,175,455	916,958		5,092,413

Liabilities
Accounts Payable	109,132	12,856	A	121,988	-	288,686	A	288,686
Accrued Liabilities	339,157	377,776	A	716,933	220,066	295,791	A	515,857
Accrued Interest	-	121,863	C	121,863	-	326,164	C	326,164
Notes Payable - Current Portion	80,493	(80,493	)A	-	-	-		-
Stock Payable	-	-		-	-	3,750	A	3,750
Convertible Debentures	465,000	(465,000	)A	-	-	-		-
Notes Payable	150,000	1,871,226	A	2,021,226	150,000	1,445,733	A	1,595,733
Derivative Liability	-	-		-	-	2,046,417	B	2,046,417
Debentures Payable	350,000	-		350,000	350,000	522,299	B	872,299

Total Current Liabilities	1,493,782	1,838,228		3,332,010	720,066	4,928,840		5,648,906

Long Term Liabilities
Debenture Payable	2,000,000	-		2,000,000	2,000,000	(2,000,000	)B	-
Note Payable - Dr. Zehr	600,000	(600,000	)A	-	600,000	(600,000	)A	-

Total Long Term Liabilities	2,600,000	(600,000)		2,000,000	2,600,000	(2,600,000)		-
Total Liabilities	4,093,782	1,238,228		5,332,010	3,320,066	2,328,840		5,648,906

Stockholder's Equity
Minority Interest	-	598,989	A	598,989	-	348,778	A	348,778
Preferred Stock	-	-		-	-	-		-
Common Stock	44,173	-		44,173	44,544	-		44,544
Additional Paid in Capital	4,047,605	1,130,000	A	5,177,605	4,332,172	2,120,616	A	6,452,788
Retained Earnings	(4,005,901)	(1,561,575	)A	(5,567,476)	(3,521,327)	(3,881,276	)A	(7,402,603)
Total Stockholder's Equity	85,877	167,414		253,291	855,389	(1,411,882)		(556,493)

Total Liabilities and Equity	4,179,659	1,405,642		5,585,301	4,175,455	916,958		5,092,413

Legend:
A - Amounts adjusted due to consolidation of majority owned subsidiary, Intercontinental Fuels, LLC
B - Amount adjusted to properly account for convertible debenture and bifurcated embedded derivative
C - Amount adjusted to reflect additional interest associated with notes receivable / payable

(Unaudited) RESTATEMENT SCHEDULES FOR 2003 AND 2004

	December 31. 2003				December 31. 2004
Consolidated Income Statement	As Reported	Adjustments		As Restated	As Reported	Adjustments		As Restated

Revenues	1,245,042	(1,161,667	)A	83,375	25,000	-	A	25,000
COGS	-	-		-	-	5,301	A	5,301
Gross Margin	1,245,042	(1,161,667)		83,375	25,000	(5,301)		19,699

Operating Expenses
Well Expenses	36,245	-		36,245	-	-		-
Personnel Costs	78,000	48,807	A	126,807	96,000	(48,024	)A	47,976
Consulting	376,691	(10,161	)A	366,530	426,351	93,295	A	519,646
Other Expenses	79,506	20,359	A	99,865	17,893	49,433	A	67,326
Legal and Professional	65,575	4,089	A	69,664	1,578	159,845	A	161,423
Depreciation	-	65,927	A	65,927	-	198,376	A	198,376
G&A & Office Expenses	13,678	183,381	A	197,059	8,388	67,112	A	75,500

Total Operating Expense	649,695	312,402		962,097	550,210	520,037		1,070,247
Income (Loss) from Operations	595,347	(1,474,069)		(878,722)	(525,210)	(525,338)		(1,050,548)

Other Income (Expense)	-	-		-	1,009,784	(1,009,784	)A	-
Interest Expense	(81,370)	(119,731	)C	(201,101)	-	(765,090	)C	(765,090)
Interest Income	-	32,469	C	32,469	-	104,202	C	104,202
Extinguishment of Debt	-	-		-	-	(327,485	)A	(327,485)
Derivative Gain/loss	-	-		-	-	(46,417	)B	(46,417)
Minority Interest in Loss	-	149,051	A	149,051	-	250,211	A	250,211
Net Income (Loss)	513,977	(1,412,280)		(898,303)	484,574	(2,319,701)		(1,835,127)

Earnings per share, basic	0.01			(0.02)	0.01			(0.04)
Earnings per share, diluted	0.01			(0.02)	0.01			(0.04)
Weighted Avg # of shares	44,124,285			44,124,285	44,544,223			44,544,223

Legend:
A - Amounts adjusted due to consolidation of majority owned subsidiary, Intercontinental Fuels, LLC
B - Amount adjusted to properly account for convertible debenture and bifurcated embedded derivative
C - Amount adjusted to reflect additional interest associated with notes receivable / payable

(Unaudited) RESTATEMENT SCHEDULES FOR 2005 AND 2006

	December 31. 2005				December 31. 2006
	As Reported	Adjustments		As Restated	As Reported	Adjustments		As Restated
Summary Balance Sheet

Assets
Cash	-	-		-	14,223	-		14,223
Accounts Receivable	-	-		-	137,945	-		137,945
Oil and Gas Producing Assets	60,000	-		60,000	-	-		-
Notes Receivable	2,506,000	(1,656,000	)A	850,000	1,091,813	(241,813	)A	850,000
Fixed Assets	-	3,526,314	A	3,526,314	3,172,473	155,748	A	3,328,221
Goodwill	-	183,551	A	183,551	-	1,559,240	A	1,559,240
Investment in IFL	1,600,000	(1,600,000	)A	-	1,500,000	(1,500,000	)A	-
Other Assets	-	171,508	A	171,508	11,920	241,988	A	253,908

Total Assets	4,166,000	625,373		4,791,373	5,928,374	215,163		6,143,537

Liabilities
Accounts Payable	469,536	(180,382	)A	289,154	1,691,300	(1,308,708	)A	382,592
Accrued Liabilities	-	734,857	A	734,857	38,278	1,151,215	A	1,189,493
Accrued Interest	-	530,465	C	530,465	-	794,766	C	794,766
Notes Payable - Current Portion	-	-		-	1,941,016	106,670	A	2,047,686
Stock Payable	-	3,200	A	3,200	37,500	413,238	A	450,738
Convertible Debentures	-	-		-	-	-		-
Debenture Payable	2,000,000	(241,497	)B	1,758,503	2,000,000	-		2,000,000
Derivative Liability	-	1,771,584	B	1,771,584	-	4,262,010	B	4,262,010
Debentures Payable	350,000	-		350,000	350,000	-		350,000

Total Current Liabilities	2,819,536	2,618,227		5,437,763	6,058,094	5,419,191		11,477,285

Long Term Liabilities
Notes Payable	150,000	495,733	A	645,733	1,500,000	-		1,500,000
Note Payable - Dr. Zehr	600,000	-		600,000	-	-		-

Total Long Term Liabilities	750,000	495,733		1,245,733	1,500,000	-		1,500,000
Total Liabilities	3,569,536	3,113,960		6,683,496	7,558,094	5,419,191		12,977,285

Stockholder's Equity
Minority Interest	-	124,310	A	124,310	-	-		-
Preferred Stock	-	-		-	-	-		-
Common Stock	44,544	-		44,544	44,544	-		44,544
Additional Paid in Capital	4,332,172	2,120,616	A	6,452,788	4,332,172	2,120,616	A	6,452,788
Retained Earnings	(3,780,252)	(4,733,513	)A	(8,513,765)	(6,006,436)	(7,324,644	)A	(13,331,080)
Total Stockholder's Equity	596,464	(2,488,587)		(1,892,123)	(1,629,720)	(5,204,028)		(6,833,748)

Total Liabilities and Equity	4,166,000	625,373		4,791,373	5,928,374	215,163		6,143,537

Legend:
A - Amounts adjusted due to consolidation of majority owned subsidiary, Intercontinental Fuels, LLC
B - Amount adjusted to properly account for convertible debenture and bifurcated embedded derivative
C - Amount adjusted to reflect additional interest associated with notes receivable / payable

(Unaudited) RESTATEMENT SCHEDULES FOR 2005 AND 2006

	December 31. 2005				December 31. 2006
Consolidated Income Statement	As Reported	Adjustments		As Restated	As Reported	Adjustments		As Restated

Revenues	-	-		-	760,313	-		760,313
COGS	-	-		-	142,988	-		142,988
Gross Margin	-	-		-	617,325	-		617,325

Operating Expenses
Well Expenses	-	-		-	-	-		-
Personnel Costs	96,000	(96,000	)A	-	70,394	7,200	A	77,594
Terminal Management	-	-		-	75,322	-		75,322
Consulting	132,000	15,921	A	147,921	1,215,663	(95,302	)A	1,120,361
Other Expenses	5,925	(1,149	)A	4,776	223,151	(6,501	)A	216,650
Legal and Professional	25,000	-		25,000	105,216	5,358	A	110,574
Depreciation	-	198,444	A	198,444	234,625	(36,531	)A	198,094
G&A & Office Expenses	-	1,751	A	1,751	147,706	39,191	A	186,897

Total Operating Expense	258,925	118,967		377,892	2,072,077	(86,585)		1,985,492
Income (Loss) from Operations	(258,925)	(118,967)		(377,892)	(1,454,752)	86,585		(1,368,167)

Other Income (Expenses)	-	-		-	(100,365)	-		(100,365)
Interest Expense	-	(1,090,503	)C	(1,090,503)	(65,786)	(815,012	)C	(880,798)
Interest Income	-	82,400	C	82,400	291,854	(209,413	)C	82,441
Extinguishment of debt	-	-		-	-	-		-
Derivative Gain/loss	-	274,833	B	274,833	-	(2,490,426	)B	(2,490,426)
Oil and Gas writeoff	-	-		-	(60,000)	-		(60,000)

Net Income (Loss)	(258,925)	(852,237)		(1,111,162)	(1,389,049)	(3,428,266)		(4,817,315)

Earnings per share, basic	(0.01)			(0.02)	(0.03)			(0.11)
Earnings per share, diluted	(0.01)			(0.02)	(0.03)			(0.11)
Weighted Avg # of shares	44,544,361			44,544,361	44,544,226			44,544,226

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

 The overall impact to the balance sheet and statement of operations of the company as of the quarters presented are as follows

Quarter ended	Net increase (decrease) in net assets	Net change in income (loss)	Net increase (decrease) in earnings per share, basic

March 31, 2006	737,156	44,720	0.00

June 30, 2006	712,320	(225,246)	(0.01)

September 20, 2006	1,922,733	(2,054,798)	(0.05)

March 31, 2007	3,109,103	(735,558)	(0.02)

June 30, 2007	3,050,849	(2,067,064)	(0.04)

September 30, 2007	2,983,045	801,876	0.02

Consolidated Unaudited Quarterly Balance Sheet	March 31, 2006
	As Reported	Adjustments		As Restated
Assets

Cash	-	173,679	A	173,679

Accounts Receivable	-	27,115	A	27,115

Oil and Gas Producing Assets	60,000	(60,000	)A	-

Notes Receivable	2,506,000	(1,656,000	)A	850,000

Equipment, net of depreciation	-	3,476,703	A	3,476,703

Investment in IFL	1,600,000	(1,600,000	)A	-

Goodwill	-	183,551	A	183,551

Other Assets	-	192,108	A	192,108

Total Assets	4,166,000	737,156		4,903,156
Liabilities

Accounts Payable	526,536	(236,291	)A	290,245

Accrued Liabilities	-	812,857	A	812,857

Accrued Interest	-	581,540	A	581,540

Notes Payable - Current Portion	500,000	967,908	A	1,467,908

Stock Payable	-	7,500	F	7,500

Derivative Liability	-	1,342,043	B	1,342,043

Note Discount	-	(168,960	)B	(168,960)

Debentures Payable	-	2,500,000	B	2,500,000

Total Current Liabilities	1,026,536	5,806,597		6,833,133
Long Term Liabilities

Debenture Payable	2,000,000	(2,000,000	)A	-

Note Payable - Dr. Zehr	600,000	(600,000	)A	-

Total Long Term Liabilities	2,600,000	(2,600,000)		-

Total Liabilities	3,626,536	3,206,597		6,833,133

Stockholders' Equity

Minority Interest	-	98,736	A	98,736

Common Stock	44,544	-		44,544

Additional Paid in Capital	4,332,172	2,120,616	A	6,452,788

Retained Earnings	(3,837,252)	(4,688,793	)A	(8,526,045)

Total Stockholders' Equity	539,464	(2,469,441)		(1,929,977)

Total Liabilities and Stockholders' Equity	4,166,000	737,156		4,903,156
Legend:
A - Amounts adjusted due to consolidation of majority owned subsidiary, Intercontinental Fuels, LLC
B - Amount adjusted to property account for convertible debenture and bifurcated embedded derivative
F - Amount adjusted to account for stock payable at current market value

Consolidated Unaudited Quarterly Balance Sheet	June 30, 2006
	As Reported	Adjustments		As Restated
Assets

Cash	-	57,722	A	57,722

Accounts Receivable	-	147,247	A	147,247

Oil and Gas Producing Assets	60,000	(60,000	)A	-

Notes Receivable	2,506,000	(1,656,000	)A	850,000

Equipment, net of depreciation	-	3,427,092	A	3,427,092

Investment in IFL	1,600,000	(1,600,000	)A	-

Goodwill	-	183,551	A	183,551

Other Assets	-	212,708	A	212,708

Total Assets	4,166,000	712,320		4,878,320

Liabilities

Accounts Payable	583,536	(146,073	)A	437,463

Accrued Liabilities	-	869,948	A	869,948

Accrued Interest	-	632,616	A	632,616

Notes Payable - Current Portion	500,000	967,908	A	1,467,908

Stock Payable	-	7,000	F	7,000

Derivative Liability	-	1,216,697	B	1,216,697

Debentures Payable	-	2,500,000	B	2,500,000

Total Current Liabilities	1,083,536	6,048,096		7,131,632

Long Term Liabilities

Debenture Payable	2,000,000	(2,000,000	)A	-

Note Payable - Dr. Zehr	600,000	(600,000	)A	-

Total Long Term Liabilities	2,600,000	(2,600,000)		-

Total Liabilities	3,683,536	3,448,096		7,131,632

Stockholders' Equity

Minority Interest	-	57,647	A	57,647

Common Stock	44,544	-		44,544

Additional Paid in Capital	4,332,172	2,120,616	A	6,452,788

Retained Earnings	(3,894,252)	(4,914,039	)A	(8,808,291)

Total Stockholders' Equity	482,464	(2,735,776)		(2,253,312)

Total Liabilities and Stockholders' Equity	4,166,000	712,320		4,878,320
Legend:
A - Amounts adjusted due to consolidation of majority owned subsidiary, Intercontinental Fuels, LLC
B - Amount adjusted to property account for convertible debenture and bifurcated embedded derivative
F - Amount adjusted to account for stock payable at current market value

Consolidated Unaudited Quarterly Balance Sheet	September 30, 2006
	As Reported	Adjustments		As Restated
Assets

Cash	-	52,592	A	52,592

Accounts Receivable	-	16,011	A	16,011

Oil and Gas Producing Assets	60,000	(60,000	)A	-

Notes Receivable	2,506,000	(1,656,000	)A	850,000

Equipment, net of depreciation	-	3,377,581	A	3,377,581

Investment in IFL	1,600,000	(1,600,000	)A	-

Goodwill	-	1,559,241	A	1,559,241

Other Assets	-	233,308	A	233,308

Total Assets	4,166,000	1,922,733		6,088,733

Liabilities

Accounts Payable	640,536	(246,065	)A	394,471

Accrued Liabilities	-	927,015	A	927,015

Accrued Interest	-	705,883	A	705,883

Notes Payable - Current Portion	500,000	2,467,908	A	2,967,908

Stock Payable	-	7,350	F	7,350

Derivative Liability	-	3,008,863	B	3,008,863

Debentures Payable	-	2,500,000	B	2,500,000

Total Current Liabilities	1,140,536	9,370,954		10,511,490

Long Term Liabilities

Debenture Payable	2,000,000	(2,000,000	)A	-

Note Payable - Dr. Zehr	600,000	(600,000	)A	-

Total Long Term Liabilities	2,600,000	(2,600,000)		-

Total Liabilities	3,740,536	6,770,954		10,511,490

Stockholders' Equity
Minority Interest	-	-		-

Common Stock	44,544	-		44,544

Additional Paid in Capital	4,332,172	2,120,616	A	6,452,788

Retained Earnings	(3,951,252)	(6,968,837	)A	(10,920,089)

Total Stockholders' Equity	425,464	(4,848,221)		(4,422,757)

Total Liabilities and Stockholders' Equity	4,166,000	1,922,733		6,088,733
Legend:
A - Amounts adjusted due to consolidation of majority owned subsidiary, Intercontinental Fuels, LLC
B - Amount adjusted to property account for convertible debenture and bifurcated embedded derivative
F - Amount adjusted to account for stock payable at current market value

Consolidated Unaudited Quarterly Income Statement	Three Months Ended March 31, 2006
	As Reported	Adjustments		As Restated

Revenues	-	302,400	A	302,400
COGS	-	-		-

Gross Margin	-	302,400		302,400

Operating Expenses

Personnel Costs	-	5,763	A	5,763

Terminal Management	-	607	A	607

Consulting	57,000	53,464	A	110,464

Legal and Professional	-	55,358	A	55,358

Depreciation	-	49,611	A	49,611

Repairs	-	17,253	A	17,253

Operating Supplies	-	11,287	A	11,287

G&A & Office Expenses	-	2,140	A	2,140

Total Operating Expenses	57,000	195,483		252,483

Income (Loss) from Operations	(57,000)	106,917		49,917

Other Income (Expense)

Interest Expense	-	(473,612	)A	(473,612)

Interest Income	-	20,600	A	20,600

Other Income (Expense)	-	(64,300	)A	(64,300)

Derivative Gain/Loss	-	429,541	B	429,541

Minority Interest in Loss	-	25,574	A	25,574

Net Loss	(57,000)	44,720		(12,280)

Loss per share, basic	(0.00)			(0.00)
Loss per share, diluted	(0.00)			(0.00)

Weighted Avg # of shares	44,544,226			44,544,226

Legend:
A - Amounts adjusted due to consolidation of majority owned subsidiary, Intercontinental Fuels, LLC
B - Amount adjusted to property account for convertible debenture and bifurcated embedded derivative

Consolidated Unaudited Quarterly Income Statement	Three Months Ended June 30, 2006				Six Months Ended June 30, 2006
	As Reported	Adjustments		As Restated	As Reported	Adjustments		As Restated

Revenues	-	130,196	A	130,196	-	432,596	A	432,596

COGS	-	94,493	A	94,493	-	94,493	A	94,493

Gross Margin	-	35,703		35,703	-	338,103		338,103

Operating Expenses

Personnel Costs	-	19,811	A	19,811	-	25,574	A	25,574

Terminal Management	-	19,000	A	19,000	-	19,607	A	19,607

Consulting	57,000	2,000	A	59,000	114,000	55,464	A	169,464

Legal and Professional	-	19,700	A	19,700	-	75,058	A	75,058

Depreciation	-	49,611	A	49,611	-	99,222	A	99,222

Repairs	-	65,802	A	65,802	-	83,055	A	83,055

Operating Supplies	-	50,501	A	50,501	-	61,788	A	61,788

G&A & Office Expenses	-	2,023	A	2,023	-	4,163	A	4,163

Total Operating Expenses	57,000	228,448		285,448	114,000	423,931		537,931

Income (Loss) from Operations	(57,000)	(192,745)		(249,745)	(114,000)	(85,828)		(199,828)

Other Income (Expense)

Interest Expense	-	(220,036	)A	(220,036)	-	(693,648	)A	(693,648)

Interest Income	-	20,600	A	20,600	-	41,200	A	41,200

Other Income (Expense)	-	500	A	500	-	(63,800	)A	(63,800)

Derivative Gain/Loss	-	125,346	B	125,346	-	554,887	B	554,887

Minority Interest in Loss	-	41,089	A	41,089	-	66,663	A	66,663

Net Loss	(57,000)	(225,246)		(282,246)	(114,000)	(180,526)		(294,526)

Loss per share, basic	(0.00)	(0.01)		(0.01)	(0.00)	(0.01)		(0.01)

Loss per share, diluted	(0.00)	(0.01)		(0.01)	(0.00)	(0.01)		(0.01)

Weighted Avg # of shares	44,544,226			44,544,226	44,544,226			44,544,226

Legend:
A - Amounts adjusted due to consolidation of majority owned subsidiary, Intercontinental Fuels, LLC
B - Amount adjusted to property account for convertible debenture and bifurcated embedded derivative

Consolidated Unaudited Quarterly Income Statement	Three Months Ended September 30, 2006				Nine Months Ended September 30, 2006
	As Reported	Adjustments		As Restated	As Reported	Adjustments		As Restated

Revenues	-	82,866	A	82,866	-	515,462	A	515,462

COGS	-	48,611	A	48,611	-	143,104	A	143,104

Gross Margin	-	34,255		34,255	-	372,358		372,358

Operating Expenses

Personnel Costs	-	23,872	A	23,872	-	49,446	A	49,446

Terminal Management	-	33,000	A	33,000	-	52,607	A	52,607

Consulting	57,000	-		57,000	171,000	55,464	A	226,464

Legal and Professional	-	5,468	A	5,468	-	80,526	A	80,526

Depreciation	-	49,511	A	49,511	-	148,733	A	148,733

Repairs	-	14,074	A	14,074	-	97,129	A	97,129

Operating Supplies	-	43,517	A	43,517	-	105,305	A	105,305

G&A & Office Expenses	-	7,765	A	7,765	-	11,928	A	11,928

Total Operating Expenses	57,000	177,207		234,207	171,000	601,138		772,138

Income (Loss) from Operations	(57,000)	(142,952)		(199,952)	(171,000)	(228,780)		(399,780)

Other Income (Expense)

Interest Expense	-	(73,267	)A	(73,267)	-	(766,915	)A	(766,915)

Interest Income	-	20,600	A	20,600	-	61,800	A	61,800

Other Income (Expense)	-	(350	)A	(350)	-	(64,150	)A	(64,150)

Derivative Gain/Loss	-	(1,792,166	)B	(1,792,166)	-	(1,237,279	)B	(1,237,279)

Minority Interest in Loss	-	(66,663	)A	(66,663)	-	-		-

Net Loss	(57,000)	(2,054,798)		(2,111,798)	(171,000)	(2,235,324)		(2,406,324)

Loss per share, basic	(0.00)	(0.05)		(0.05)	(0.00)	(0.05)		(0.05)

Loss per share, diluted	(0.00)	(0.05)		(0.05)	(0.00)	(0.05)		(0.05)

Weighted Avg # of shares	44,544,226			44,544,226	44,544,226			44,544,226

Legend:
A - Amounts adjusted due to consolidation of majority owned subsidiary, Intercontinental Fuels, LLC
B - Amount adjusted to property account for convertible debenture and bifurcated embedded derivative

Consolidated Unaudited Quarterly Balance Sheet	March 31, 2007
	As Reported	Adjustments		As Restated
Assets
Cash	64,553	-		64,553

Accounts Receivable	123,565	(20,000	)A	103,565

Oil and Gas Producing Assets	-	-		-
Notes Receivable	1,005,208	(255,208	)A	750,000

Inventory	31,230	-		31,230

Equipment, net of depreciation	99,492	3,080,080	D	3,179,572

Investment in IFL	1,500,000	(1,500,000	)A	-

Goodwill	-	1,559,240	A	1,559,240

Other Assets	10,217	244,991	A	255,208

Total Assets	2,834,265	3,109,103		5,943,368

Liabilities
Accounts Payable	2,165,846	(1,375,386	)A	790,460

Accrued Liabilities	40,250	1,049,457	A	1,089,707

Accrued Interest	-	97,500	C	97,500

Notes Payable - Current Portion	489,603	1,464,942	A	1,954,545

Lease Obligation	-	3,179,572	D	3,179,572

Stock Payable	37,500	390,210	F	427,710

Deferred Gain	-	1,480,383	D	1,480,383

Total Current Liabilities	2,733,199	6,286,678		9,019,877

Long Term Liabilities
Notes Payable	1,500,000	(1,500,000	)A	-

Total Long Term Liabilities	1,500,000	(1,500,000)		-

Total Liabilities	4,233,199	4,786,678		9,019,877

Stockholders' Equity
Minority Interest	-	-		-
Common Stock	44,544	-		44,544

Additional Paid in Capital	4,332,172	6,382,626	B	10,714,798

Retained Earnings	(5,775,650)	(8,060,201	)A	(13,835,851)

Total Stockholders' Equity	(1,398,934)	(1,677,575)		(3,076,509)

Total Liabilities and Stockholders' Equity	2,834,265	3,109,103		5,943,368
Legend:
A - Amounts adjusted due to consolidation of majority owned subsidiary, Intercontinental Fuels, LLC
B - Amount adjusted to property account for convertible debenture and bifurcated embedded derivative
C - Amount adjusted to reflect interest adjustments associated with notes receivable / payable
D - Amount adjusted to properly account for sale/leaseback of IFL terminal and associated gain
F - Amount adjusted to account for stock payable at current market value

Consolidated Unaudited Quarterly Balance Sheet	June 30, 2007
	As Reported	Adjustments		As Restated
Assets
Cash	100,984	-		100,984

Accounts Receivable	161,518	(30,126	)A	131,392

Oil and Gas Producing Assets	-	-		-
Notes Receivable	1,023,958	(273,958	)A	750,000

Inventory	57,554	-		57,554

Equipment, net of depreciation	142,967	3,030,249	D	3,173,216

Investment in IFL	-	-		-
Goodwill	1,500,000	59,240	A	1,559,240

Other Assets	9,714	265,444	A	275,158

Total Assets	2,996,695	3,050,849		6,047,544

Liabilities
Accounts Payable	2,091,540	(1,161,428	)A	930,112

Accrued Liabilities	25,295	1,234,642	A	1,259,937

Accrued Interest	135,833	(833	)C	135,000

Notes Payable - Current Portion	283,507	1,692,019	A	1,975,526

Lease Obligation	-	3,255,909	D	3,255,909

Stock Payable	22,500	1,551,190	F	1,573,690

Deferred Gain	-	1,455,711	D	1,455,711

Total Current Liabilities	2,558,675	8,027,210		10,585,885

Long Term Liabilities
Notes Payable	1,541,724	(1,541,724	)A	-

Total Long Term Liabilities	1,541,724	(1,541,724)		-

Total Liabilities	4,100,399	6,485,486		10,585,885

Stockholders' Equity
Common Stock	49,544	-		49,544

Additional Paid in Capital	5,059,584	6,692,626	B	11,752,210

Retained Earnings	(6,212,832)	(10,127,263	)A,D	(16,340,095)

Total Stockholders' Equity	(1,103,704)	(3,434,637)		(4,538,341)

Total Liabilities and Stockholders' Equity	2,996,695	3,050,849		6,047,544
Legend:
A - Amounts adjusted due to consolidation of majority owned subsidiary, Intercontinental Fuels, LLC
B - Amount adjusted to property account for convertible debenture and bifurcated embedded derivative
C - Amount adjusted to reflect interest adjustments associated with notes receivable / payable
D - Amount adjusted to properly account for sale/leaseback of IFL terminal and associated gain
F - Amount adjusted to account for stock payable at current market value

Consolidated Unaudited Quarterly Balance Sheet	September 30, 2007
	As Reported	Adjustments		As Restated
Assets
Cash	170,892	-		170,892

Accounts Receivable	142,945	(52,619	)A	90,326

Notes Receivable	1,042,708	(292,708	)A	750,000

Inventory	18,910	-		18,910

Equipment, net of depreciation	134,615	2,983,236	D	3,117,851

Goodwill	1,500,000	59,240	A	1,559,240

Other Assets	8,012	285,896	A	293,908

Total Assets	3,018,082	2,983,045		6,001,127

Liabilities
Accounts Payable	1,992,728	(1,175,172	)A	817,556

Accrued Liabilities	24,000	1,248,906	A	1,272,906

Accrued Interest	173,333	(833	)C	172,500

Notes Payable - Current Portion	295,415	1,664,329	A	1,959,744

Lease Obligation	-	3,315,318	D	3,315,318

Stock Payable	22,500	671,775	F	694,275

Deferred Gain	-	1,431,037	D	1,431,037

Total Current Liabilities	2,507,976	7,155,360		9,663,336

Long Term Liabilities
Notes Payable	1,539,555	(1,539,555	)A	-

Total Long Term Liabilities	1,539,555	(1,539,555)		-

Total Liabilities	4,047,531	5,615,805		9,663,336

Stockholders' Equity
Common Stock	49,544	-		49,544

Additional Paid in Capital	5,066,975	6,692,626	B	11,759,601

Retained Earnings	(6,145,968)	(9,325,386	)A,D	(15,471,354)

Total Stockholders' Equity	(1,029,449)	(2,632,760)		(3,662,209)

Total Liabilities and Stockholders' Equity	3,018,082	2,983,045		6,001,127

Legend:
A - Amounts adjusted due to consolidation of majority owned subsidiary, Intercontinental Fuels, LLC
B - Amount adjusted to property account for convertible debenture and bifurcated embedded derivative
C - Amount adjusted to reflect interest adjustments associated with notes receivable / payable
D - Amount adjusted to properly account for sale/leaseback of IFL terminal and associated gain
F - Amount adjusted to account for stock payable at current market value

Consolidated Unaudited Quarterly Income Statement	Three Months Ended March 31, 2007
	As Reported	Adjustments		As Restated

Revenues	225,676	-		225,676

COGS	34,339	-		34,339

Gross Margin	191,337	-		191,337

Operating Expenses

Personnel Costs	25,559	20,000	E	45,559

Terminal Management	22,500	-		22,500

Consulting	107,000	(59,000	)E	48,000

Legal and Professional	4,592	281,424	A	286,016

Depreciation	266,015	(249,571	)D	16,444

Repairs	114,428	(5,923	)D	108,505

Operating Supplies	7,122	40,885	A	48,007

G&A & Office Expenses	53,083	28,320	A	81,403

Total Operating Expenses	600,299	56,135		656,434

Income (Loss) from Operations	(408,962)	(56,135)		(465,097)

Other Income (Expense)

Interest Expense	(38,841)	(44,043	)C	(82,884)

Interest Income	18,775	1,406	C	20,181

Other Income (Expense)	-	23,028	F	23,028

Gain from Lawsuit	659,814	(659,814	)D	-

Net Income (Loss)	230,786	(735,558)		(504,772)

Earnings (loss) per share, basic	0.01	(0.02)		(0.01)
Earnings (loss) per share, diluted	0.01	(0.02)		(0.01)

Weighted Avg # of shares	44,544,226			44,544,226

Legend:
A - Amounts adjusted due to consolidation of majority owned subsidiary, Intercontinental Fuels, LLC
C - Amount adjusted to reflect interest adjustments associated with notes receivable / payable
D - Amount adjusted to properly account for sale/leaseback of IFL terminal and associated gain
E - Amount adjusted to properly reflect compensation and accrued compensation
F - Amount adjusted to account for stock payable at current market value

Consolidated Unaudited Quarterly Income Statement	Three Months Ended June 30, 2007				Six Months Ended June 30, 2007
	As Reported	Adjustments		As Restated	As Reported	Adjustments		As Restated

Revenues	538,676	25,545	A	564,221	764,352	25,545	A	789,897

COGS	232,715	-		232,715	267,054	-		267,054

Gross Margin	305,961	25,545		331,506	497,298	25,545		522,843

Operating Expenses

Personnel Costs	28,093	10,125	E	38,218	53,652	30,125	E	83,777

Terminal Management	47,000	-		47,000	69,500	-		69,500

Consulting	602,912	225,000	E	827,912	709,912	166,000	E	875,912

Legal and Professional	123,114	361,100	A	484,214	389,129	381,100	A	770,229

Depreciation	3,835	49,948	D	53,783	118,263	(48,036	)D	70,227

Repairs	9,407	510	D	9,917	16,529	101,892	D	118,421

Operating Supplies	7,792	7,172	A	14,964	12,384	50,587	A	62,971

G&A & Office Expenses	71,751	9,800	A	81,551	124,834	38,120	A	162,954

Total Operating Expenses	893,904	663,655		1,557,559	1,494,203	719,788		2,213,991

Income (Loss) from Operations	(587,943)	(638,110)		(1,226,053)	(996,905)	(694,243)		(1,691,148)

Other Income (Expense)

Interest Expense	(40,528)	(135,310	)C	(175,838)	(79,369)	(179,353	)C	(258,722)

Interest Income	18,952	-		18,952	37,727	1,406	C	39,133

Other Income (Expense)	19,830	(1,165,810	)F	(1,145,980)	19,830	(1,142,782	)F	(1,122,952)

Gain from Lawsuit	152,507	(127,834	)D	24,673	812,321	(787,648	)D	24,673

Net Loss	(437,182)	(2,067,064)		(2,504,246)	(206,396)	(2,802,620)		(3,009,016)

Loss per share, basic	(0.01)	(0.04)		(0.05)	(0.00)	(0.06)		(0.06)

Loss per share, diluted	(0.01)	(0.04)		(0.05)	(0.00)	(0.06)		(0.06)

Weighted Avg # of shares	49,544,226			48,877,559	49,544,226			46,710,893

Legend:
A - Amounts adjusted due to consolidation of majority owned subsidiary, Intercontinental Fuels, LLC
C - Amount adjusted to reflect interest adjustments associated with notes receivable / payable
D - Amount adjusted to properly account for sale/leaseback of IFL terminal and associated gain
E - Amount adjusted to properly reflect compensation and accrued compensation
F - Amount adjusted to account for stock payable at current market value

Consolidated Unaudited Quarterly Income Statement	Three Months Ended September 30, 2007				Nine Months Ended September 30, 2007
	As Reported	Adjustments		As Restated	As Reported	Adjustments		As Restated

Revenues	634,498	(5,716	)A	628,782	1,398,850	19,829	A	1,418,679

COGS	220,031	-		220,031	487,085	-		487,085

Gross Margin	414,467	(5,716)		408,751	911,765	19,829		931,594

Operating Expenses

Personnel Costs	4,722	22,495	E	27,217	58,374	52,620	E	110,994

Terminal Management	96,000	-		96,000	165,500	-		165,500

Consulting	87,391	63,500	E	150,891	797,303	229,500	E	1,026,803

Legal and Professional	40,724	(10,712	)A	30,012	429,853	370,388	A	800,241

Depreciation	8,352	47,013	D	55,365	126,615	(1,023	)D	125,592

Repairs	300	-		300	16,829	101,892	D	118,721

Operating Supplies	2,624	6,465	A	9,089	15,008	57,051	A	72,059

G&A & Office Expenses	74,473	(122,742	)A	(48,269)	199,307	(84,622	)A	114,685

Total Operating Expenses	314,586	6,019		320,605	1,808,789	725,806		2,534,595

Income (Loss) from Operations	99,881	(11,735)		88,146	(897,024)	(705,977)		(1,603,001)

Other Income (Expense)

Interest Expense	(64,061)	(78,914	)C	(142,975)	(143,430)	(258,267	)C	(401,697)

Interest Income	19,480	-		19,480	57,207	1,406	C	58,613

Other Income (Expense)	2,137	877,278	F	879,415	21,968	(265,505	)F	(243,537)

Gain from Lawsuit	9,426	15,247	D	24,673	821,747	(772,401	)D	49,346

Net Income (Loss)	66,863	801,876		868,739	(139,532)	(2,000,744)		(2,140,276)

Earnings (loss) per share, basic	0.00	0.02		0.02	(0.00)	(0.04)		(0.04)

Earnings (loss) per share, diluted	0.00	0.02		0.02	(0.00)	(0.04)		(0.04)

Weighted Avg # of shares	49,544,226			49,544,226	47,657,779			47,692,374

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

3.
As of December 31, 2007, we did not maintain effective controls over financial reporting which resulted in the restatement of several previous financial statements.  Specifically, controls were not designed and in place to ensure that majority-owned subsidiaries, complex convertible instruments and gains from settlements were properly reflected in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

 Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2007, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

Changes in Internal Control Over Financial Reporting

During 2007, the Company hired an internal controller whose function is to handle the Company’s accounting.  Management anticipates that this staff addition will assist in more complete and accurate financial statements and accompanying disclosures.

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

First, the Company has adopted a code of ethics which is attached as an exhibit to this filing. Second, as described above, we have hired an internal controller whose function is to handle the Company’s accounting. Third, we have restated our financial statements in order to reflect the proper consolidation of IFL and proper accounting for the derivate instrument discussed above.

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

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	% of Class (6)

Sonny Wooley	15,975,000(3) (4) (5)	32.24%

Timothy G. Byrd, Sr.	13,250,000(4) (5)	26.74%

Peggy Behrens	2,170,100(5)	4.38%

Executive officers and directors as a group (3 persons)	32,395,100	63.37%

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
(6) As of December 31, 2007, CMMI has 49,544,226 shares outstanding. There are a total of 17,757,000 shares committed and authorized for issuance, 15,250,000 of which are authorized for issuance to our directors and officers. However, as of December 31, 2007, the Company was unable to issue these shares because it did not have sufficient authorized shares. The numbers above include all shares authorized for issuance to our officers and directors even though we cannot legally issue them. The numbers above also assume total outstanding shares of 50,000,000 (the Company’s maximum number of authorized shares). On January 30, 2008, the Company’s shareholders authorized the increase of the Company’s authorized capital to 500,000,000 shares, and as a result, the 17,757,000 previously committed but unissued shares may be issued at any time. If all previously committed shares were issued, then Adino would have a total of 67,301,226 shares outstanding. If the full outstanding amount of Adino shares (67,301,226) were used for purposes of the calculations above, the percentages would be as follows: Mr. Wooley: 23.74%; Mr. Byrd: 19.69%; Ms. Behrens: 3.22%; All directors and executive officers as a group: 46.65%.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

The following documents are filed as part of this report:

Exhibit
Number	Exhibit

3.1	Articles of Incorporation (incorporated by reference to our Form 10-K filed on March 18, 2009)
3.2	Bylaws (incorporated by reference to our Form 10-K filed on March 18, 2009)
10.1	Contract with Metropolitan Transit Authority of Harris County, Texas (incorporated by reference to our Form 10-K filed on March 18, 2009)
10.2	Lease with 17617 Aldine Westfield LLC (incorporated by reference to our Form 10-K filed on March 18, 2009)
10.3	Form of Warrants Issued to Timothy G. Byrd, Sr. and Sonny Wooley * (incorporated by reference to our Form 10-K filed on March 18, 2009)
10.4	Form of Partial Relinquishment of Warrant Rights* (incorporated by reference to our Form 10-K filed on March 18, 2009)
10.5	Stock Reimbursement Agreement* (incorporated by reference to our Form 10-K filed on March 18, 2009)
14	Code of Business Conduct and Ethics (incorporated by reference to our Form 10-K filed on March 18, 2009)
31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a) of the Exchange Act

31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(a) of the Exchange Act
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the undersigned has duly caused this Form 10-KSB/A3 to be signed on its behalf by the undersigned, there unto duly authorized, in the City of Houston, Texas on April 21, 2009.

ADINO ENERGY CORPORATION

By: /s/ Timothy G. Byrd, Sr.

Timothy G. Byrd, Sr.
Chief Executive Officer, Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this 10-KSB has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Signature	Name and Title	Date

/s/ Sonny Wooley	Chairman of the Board	April 21, 2009
Sonny Wooley	of Directors

/s/ Timothy G. Byrd, Sr.	Chief Executive Officer,	April 21, 2009
Timothy G. Byrd, Sr.	Chief Financial Officer,
and Director

/s/ Peggy Behrens	Secretary and Director	April 21, 2009
Peggy Behrens