Form 10-Q
period 2009-03-31
ADINO ENERGY CORP
filed 2009-05-15
CIK 700815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  (See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes  ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

At May 14, 2009, there were 87,760,579 shares of common stock outstanding.

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADINO ENERGY CORPORATION
Consolidated Balance Sheets
AS OF MARCH 31, 2009 AND DECEMBER 31, 2008
(Unaudited)

	March 31, 2009	December 31, 2008
ASSETS
Cash in bank	$106,847	$30,228
Accounts receivable	23,780	81,472
Note receivable – current portion	60,697	60,094
Prepaid assets	2,675	5,702
Total current assets	193,999	177,496

Fixed assets, net of accumulated depreciation of $31,090 and $26,758, respectively	68,725	62,793
Goodwill	1,559,240	1,559,240
Notes receivable – long term	844,287	847,096
Other assets	375,208	375,208
Total non-current assets	2,847,460	2,844,337
TOTAL ASSETS	$3,041,459	$3,021,833

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable	$638,999	$702,753
Accrued liabilities	146,980	133,521
Accrued liabilities – related party	810,114	766,214
Notes payable – current portion	298,236	397,751
Interest payable	397,500	360,000
Deferred gain - current portion	391,278	391,278
Total current liabilities	2,683,107	2,751,517

Deferred gain – long term	1,369,475	1,467,295
Notes payable – long term	1,550,990	1,554,813
TOTAL LIABILITIES	5,603,572	5,773,625

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares outstanding	-	-
Capital stock, $0.001 par value, 500,000,000 shares authorized, 87,760,579 and 83,260,579 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	87,760	83,260
Stock payable	137,500	-
Additional paid in capital	13,383,042	13,306,247
Retained deficit	(16,170,415)	(16,141,299)
Total stockholders’ deficit	(2,562,113)	(2,751,792)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,041,459	$3,021,833

The accompanying notes are an integral part of these financial statements.

ADINO ENERGY CORPORATION
Consolidated Statements of Operations
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Unaudited)

	Three Months Ended March 31,
	2009		2008
			(Restated)

REVENUE
Revenue		$487,361	$444,203

OPERATING EXPENSES
Cost of product sales (net of depreciation shown separately below)		124,095	91,264
Terminal management		102,000	105,000
General and administrative		128,932	35,702
Legal and professional		44,445	69,499
Consulting fees		191,383	104,891
Repairs		183	4,979
Depreciation expense		4,332	59,739
Operating supplies		1,801	1,208
Total operating expenses		597,171	472,282

OPERATING LOSS		(109,810)	(28,079)

OTHER INCOME AND EXPENSES
Interest income		15,873	18,975
Interest expense		(40,895)	(150,239)
Gain from stock valuation		-	322,710
Gain from lawsuit		105,716	24,673
Total other income and expenses		80,694	216,119

NET INCOME (LOSS)	$	(29,116)	$188,040

Net income (loss) per share, basic and fully diluted		$0.00	$0.00

Weighted average shares outstanding		84,899,468	49,544,226

The accompanying notes are an integral part of these financial statements.

ADINO ENERGY CORPORATION
Consolidated Statement of Changes in Stockholders’ Deficit
FOR THE THREE MONTHS ENDED MARCH 31, 2009
(Unaudited)

	Shares	Amount	Additional Paid in Capital	Stock Payable		Retained Deficit	Total

Balance December 31, 2008	83,260,579	$83,260	$13,306,247	$	- -	$(16,141,299)	$(2,751,792)
Options issued for services	-	-	9,795		-	-	9,795
Shares issued for services - officers	3,500,000	3,500	49,000		-	-	52,500
Shares issued for services	1,000,000	1,000	18,000		-	-	19,000
Shares to be issued in lawsuit settlement	-	-	-		137,500	-	137,500
Net loss	-	-	-		-	(29,116)	(29,116)
Balance March 31, 2009	87,760,579	$87,760	$13,383,042		$137,500	$(16,170,415)	$(2,562,113)

The accompanying notes are an integral part of these financial statements.

ADINO ENERGY CORPORATION
Consolidated Statements of Cash Flows
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Unaudited)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008 (Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(29,116)	$188,040

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,332	59,738
Options issued for services	9,795	7,391
Stock based compensation	52,500	(322,710)
Shares issued for services	19,000	-
Amortization of debt discount	-	62,633
Amortization of note receivable discount	(12,593)	-
Gain from lawsuit / lease settlement	(105,716)	(24,672)

Change in operating assets and liabilities:
Accounts receivable	57,692	40,514
Inventory	-	(29,746)
Other assets	3,027	(17,687)
Accounts payable and accrued liabilities	76,501	15,146
Net cash provided by (used in) operating activities	75,422	(21,353)

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payments on note receivable	14,799	-
Purchase of equipment	(10,264)	-
Net cash provided by investing activities	4,535	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on note payable – related party	-	22,500
Principal payments on note payable	(3,338)	-
Principal payments on note payable – related party	-	(18,142)
Net cash provided by (used in) financing activities	$(3,338)	$4,358

Net change in cash and cash equivalents	76,619	(16,995)
Cash and cash equivalents, beginning of period	30,228	91,264
Cash and cash equivalents, end of period	$106,847	$74,269

Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

ADINO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Adino Energy Corporation have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in Adino Energy Corporation’s Annual Report filed with the SEC on Form 10-K.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - GOING CONCERN

As of March 31, 2009, the Company has a working capital deficit of $2,489,108 and a retained deficit of $16,170,415. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern depends upon its ability to obtain funding for its working capital deficit.  The Company believes that the current cash flow and planned increase in operations are adequate to satisfy the working capital deficit.  Certain officers and directors have agreed in writing to postpone payment if necessary should the Company need capital it would otherwise pay these individuals. Lastly, the Company plans to grow through merger and acquisition opportunities including the expansion of existing business opportunities. The Company expects these growth opportunities to be financed through a combination of equity and debt capital; however, in the event the Company is unable to obtain additional debt and equity financing, the Company may not be able to continue its operations.

NOTE 3 - LEASE COMMITMENTS

On April 1, 2007, the Company’s wholly-owned subsidiary, Intercontinental Fuels LLC (“IFL”) agreed to lease a bulk fuel terminal from 17617 Aldine Westfield Road, LLC for 18 months at $15,000 per month. The lease contained an option to purchase the terminal for $3.55 million by September 30, 2008. The Company evaluated this lease and determined that it qualified as a capital lease for accounting purposes.  The terminal was capitalized at $3,179,572, calculated using the present value of monthly rent at $15,000 for the months April 2007 – September 2008 and the final purchase price of $3.55 million discounted at the Company’s incremental borrowing rate of 12.75%.  The terminal was depreciated over its useful life of 15 years resulting in monthly depreciation expense of $17,664.

Due to the difficult credit markets, the Company was unable to secure financing for the Houston terminal facility and assigned its rights under the terminal purchase option to Lone Star Fuel Storage and Transfer, LLC (“Lone Star”).  Lone Star purchased the terminal from 17617 Aldine Westfield, LLC on September 30, 2008.  Lone Star then entered into a five year operating lease with option to purchase with the Company.  The five-year lease has monthly rental payments of $30,000, escalating 3% per year.  The Company’s purchase option allows for the terminal to be purchased at any time prior to October 1, 2009 for $7,775,552.  The sale price escalates $1,000,000 per year after this date, through the lease expiration date of September 30, 2013.  The Company recognizes the escalating lease payments on a straight line basis.

The Lone Star lease was evaluated under FASB Statement No. 13, As Amended, “Accounting For Leases,” and deemed to be an operating lease.

The transactions that led to the above two leases both resulted in gains to the Company.  The lawsuit settlement just prior to the lease with 17617 Aldine Westfield Rd., LLC resulted in a gain to the Company of $1,480,383.  The Company amortized this gain over the life of the capital asset, or 15 years.   At the expiration of the capital lease, September 30, 2008, the remaining gain of $1,332,345 was rolled into the gain on the sale assignment transaction with Lone Star of $624,047.  The total remaining gain to be amortized as of September 30, 2008 of $1,956,392 will be amortized over the life of the Lone Star operating lease, or 60 months at $32,606 per month through September 30, 2013.  During the quarter ended March 31, 2009, the Company recognized gain from a prior lawsuit of $97,820.  This treatment is consistent with sale leaseback gain recognition pursuant to SFAS 13.

NOTE 4 – NOTE RECEIVABLE

On March 2, 2009, the Company agreed to extend the maturity date on the $750,000 note receivable with Mr. Sundlun.  The note receivable from Mr. Sundlun matured on November 6, 2008.  The Company extended the note’s maturity date to August 8, 2011, with no additional interest accrual to occur past November 6, 2008.  Due to the fact that there will be no interest accrued on the note going forward, the Company recorded a discount on the note principal of $179,671.  This amount will amortize until the note’s maturity in August 2011.  The unamortized note discount balance at March 31, 2009 is $156,188.

	March 31, 2009	December 31, 2008

Sundlun, net of unamortized discount	$593,812	$581,219
Fuel Streamers	$311,172	$325,971
Total notes receivable	$904,984	$907,190
Less: current portion	(60,697)	(60,094)
Total long-term notes receivable	$844,287	$847,096

NOTE 5 – ACCRUED LIABILITIES

Other liabilities and accrued expenses consisted of the following as of March 31, 2009 and December 31, 2008:

	March 31,2009	December 31, 2008

Accrued accounting and legal fees	128,862	126,362
Deferred lease liability	18,118	7,159
Total accrued liabilities	$146,980	$133,521

Accrued salaries-related party	$810,114	$766,214

Deferred lease liability:  The Lone Star lease is being expensed by the straight line method as required by FASB Statement No. 13, resulting in a deferred lease liability that will be extinguished by the lease termination date of September 30, 2013.

NOTE 6 – STOCK

COMMON STOCK

The Company's common stock has a par value of $0.001. At December 31, 2008, there were 500,000,000 shares authorized and 83,260,579 shares outstanding.

In February 2009, the Company awarded the members of the Board of Directors shares of restricted stock for their services.  Both Messrs. Byrd and Wooley were awarded 1,500,000 shares each and Ms. Behrens was awarded 500,000 shares.  This resulted in an expense to the Company of $52,500.

On March 20, 2009, the Board approved a stock issuance of 1,000,000 shares of restricted common stock to Stuart Sundlun for consulting services.  This issuance resulted in an expense to the Company of $19,000.

As a result of the above common stock issuances, as of March 31, 2009 there were 87,760,579 shares outstanding.

PREFERRED STOCK

In 1998, the Company amended its articles to authorize Preferred Stock. There are 20,000,000 shares authorized with a par value of $0.001. The shares are non-voting and non-redeemable by the Company. The Company further designated two series of its Preferred Stock: "Series 'A' $12.50 Preferred Stock" with 2,159,193 shares of the total shares authorized and "Series ‘A’ $8.00 Preferred Stock," with the number of authorized shares set at 1,079,957 shares. As of March 31, 2009 and December 31, 2008 there are no shares issued and outstanding.

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

NOTE 7 - STOCK OPTIONS / STOCK WARRANTS

In September 2007, the Company entered into a consulting agreement with Small Cap Support Services, Inc. (“Small Cap”) to provide investor relations services.  In addition to monthly compensation, Small Cap is entitled to 500,000 options, vesting ratably over 8 quarters, through August 30, 2009, priced at 166,667 shares at $0.15, $0.25, and $0.35, each.   Using the Black-Scholes valuation model and an expected life of 3.5 years, volatility of 271%, and a discount rate of 4.53%, the Company has determined the aggregate value of the 500,000 seven year options to be $59,126.  $7,391 was recorded as stock-based compensation expense during the three months ended March 31, 2009.

In November 2007, the Company entered into an agreement with Ms. Nancy Finney, the Company’s Controller. In addition to monthly compensation, Ms. Finney is entitled to 500,000 options, vesting over 24 months as certain milestones are met, priced at $0.10 each.   Using the Black-Scholes valuation model and an expected life of 2.5 years, volatility of 277%, and a discount rate of 4.16%, the Company has determined the aggregate value of the 500,000 five year options to be $24,044.  Of this amount, $2,404 was recorded as stock-based compensation expense during the three months ended March 31, 2009.

NOTE 8 – CONCENTRATIONS

The following table sets forth the amount and percentage of revenue from those customers that accounted for at least 10% of revenues for the three months ended March 31, 2009 and 2008.
	Three Months Ended March 31, 2009%		Three Months Ended March 31, 2008%

Customer A	$53,550	11	$70,080	18
Customer B	$131,181	27	$5,801	2
Customer C	$153,090	31	$150,904	39
Customer D	$115,786	24	$145,513	38

The Company had two customers that represented 58% and 34% of outstanding receivables at March 31, 2009 and one customer that represented 79% of outstanding receivables at December 31, 2008.

NOTE 9 – SUBSEQUENT EVENTS

As of May 1, 2009, the Company settled all claims with all parties in the lawsuit known as Adino Energy Corporation v. CapNet Securities Corporation, et. al.  In the settlement, the Company will issue 4.5 million shares of restricted common stock to CapNet Securities Corporation and 1 million shares of restricted common stock to CapNet Risk Management.  All shares issued are to be restricted until January 1, 2012.  Starting January 1, 2012 and in every six month period thereafter, no more than 250,000 of the CapNet Risk Management shares and no more than 1 million of the CapNet Securities Corporation shares may be released for sale.  The Company will pay no cash to any involved party as a result of the settlement.

The Company had recorded liabilities to CapNet and its affiliates for $145,396, all of which are extinguished with the settlement.  The share issuance described above results in an expense of $137,500 to the Company, resulting in a gain from the settlement of $7,896.  Since the settlement occurred after the current balance sheet date of March 31, 2009, but prior to the March 31, 2009 10-Q issue date, the gain on sale, liability extinguishment and stock payable have all been reflected in these financial statements.

NOTE 10 – RESTATEMENT OF QUARTER ENDED MARCH 31, 2008

The Company has restated its quarterly financial statements from amounts previously reported for periods ended March 31, June 30 and September 30, 2008.  The Company has determined that there was an error in the amortization of the gain of $1,480,383 resulting from the lawsuit settlement dated March 2007.  The gain was initially amortized over the life of the capital lease with 17617 Aldine Westfield Rd, LLC, 18 months.  The Company determined that the gain should have been amortized over the life of the leased asset, or 15 years.  The restated financial statements were initially presented in the December 31, 2008 Form 10-K.  This filing includes the restated statement of operations and consolidated statement of cash flow for the quarter ended March 31, 2008.

ITEM 2. MANAGEMENT’S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited consolidated interim financial statements and related notes thereto included in this quarterly report and in our audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contained in our Form 10-K for the year ended December 31, 2008. Certain statements in the following MD&A are forward looking statements. Words such as "expects", "anticipates", "estimates" and similar expressions are intended to identify forward looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected.

RESULTS OF OPERATIONS

The Company continues to lease the terminal at 17617 Aldine Westfield Road, Houston, Texas from Lone Star Fuel Storage and Transport, LLC.  Utilizing a fuel storage and throughput model, revenues continue to remain strong and are increasing.

Revenue:  Revenue generated in the three months ended March 31, 2009 was $487,361 compared to $444,203 for the three months ended March 31, 2008, for an increase of 10%. This increase is primarily due to a current customer signing a new contract for increased storage capacity in February 2009.

Cost of Product Sales:  Additive expense for the three months ended March 31, 2009 and 2008 was $124,095 and $91,264, respectively, for an increase of $32,831. As fuel passes through the rack it is blended with various fuel additives.   The increase results from increased additive required by the increase in throughput volume in the first quarter of 2009, over the 2008 volumes.

Terminal Management:  Expense for the three months ended March 31, 2009 and 2008 was $102,000 and $105,000, respectively.  The Company realized a slight decrease in the monthly terminal expense due to personnel changes.

General and Administrative Expense: Expense for the three months ended March 31, 2009 and 2008 was $128,932 and $35,702, respectively, an increase of $93,230.  The first quarter 2009 rent expense of $95,562 accounts for the increase.  In September 2008, the Company began an operating lease on the terminal facility at 17617 Aldine Westfield Road in Houston, Texas with Lone Star, resulting in monthly rent expense of $31,854.   Prior to September 2008, the terminal was under a capital lease and did not recognize rent expense.

Legal and Professional Expense:  Legal and professional expense was $44,445 and $69,499 for the three months ended March 31, 2009 and 2008, respectively, a decrease of $25,054 or 36%.  These expenses were higher in 2008 due to increased auditing fees associated with the Company’s restatement of its 2007 financial statements.

Consulting Expense:  The Company incurred consulting fees of $191,383 and $104,891 for the three months ended March 31, 2009 and 2008, respectively, an increase of $86,492 or 82%.  The 2009 amount was primarily higher due to stock issuance expense to the Board of Directors and Mr. Sundlun totaling $71,500.  See Note 6 of the Company’s financial statements for a more detailed explanation of these issuances.

Repairs:   The Company’s repair expense has drastically decreased from 2008 to 2009.  Expenses for the three months ended March 31, 2009 and 2008 were $183 and $4,979, respectively.  The terminal management contract which became effective in July 2007 allows for most minor repair and maintenance items to be included in the monthly terminal management fee, thereby containing costs.

Depreciation Expense:  The Company recorded depreciation expense for the three months ended March 31, 2009 and 2008 at $4,332 and $59,739, respectively.  The Company operated the Houston terminal under a capital lease until September 2008.  As the capital lease was terminated in 2008, only vehicles and leasehold improvements are depreciated going forward, accounting for the sharp decrease in depreciation expense.

Operating Supplies:  The Company’s operating supplies expense for the three months ended March 31, 2009 and 2008 was $1,801 and $1,208, respectively.   The terminal management contract allows for most operating supplies to be included in the monthly terminal management fee, thereby containing costs.

Interest Income:  Interest income for the three months ended March 31, 2009 and 2008 was $15,873 and $18,975, respectively.  As was done in 2008, the Company no longer recognizes monthly interest income of $6,250 from the note receivable with Mr. Sundlun, as explained in Note 4 of the Company’s financial statements.  The income from the first quarter of 2009 results from amortization of the note discount with Mr. Sundlun and interest income recognized on the note receivable with Fuel Streamers.

Interest Expense:  Interest expense for the three months ended March 31, 2009 and 2008 was $40,895 and $150,239, respectively, a decrease of $109,344.  The decrease results primarily from the expiration of the capital lease on the terminal located at 17617 Aldine Westfield Road in Houston, Texas.  The Company continues to recognize expense on the note payable with Mr. Sundlun.

Gain from Stock Valuation:  As of December 31, 2007, the Company had a significant stock payable outstanding due to inadequate authorized capital.  The Company’s shareholders approved an amendment increasing the amount of authorized shares in January 2008, and the Company issued shares to satisfy all outstanding stock payables.  For the three months ended March 31, 2008, the Company recorded a gain of $322,710.   The Company had no stock payable issuance activity for the three month period ending March 31, 2009.

Gain from Lawsuit:  The lawsuit settlement on March 23, 2007 resulted in a gain to the Company of $1,480,383.  The transaction was deemed to be a sale/leaseback, and therefore the gain was recognized over the life of the capitalized asset, 15 years. On September 30, 2008, the Company assigned its rights to purchase the IFL terminal to Lone Star.  As of this date, the unamortized gain from the lawsuit was $1,332,345.  The Company’s transaction with Lone Star resulted in an additional gain of $624,047.  These amounts, totaling $1,956,392, will be amortized over the 60 month life of the Lone Star operating lease, resulting in a gain of $32,606 per month.  See Note 3 of the Company’s financial statements for more information regarding these transactions. Additionally, the Company recognized a gain from the lawsuit settlement with CapNet Securities Corporation of $7,896.  See Note 3 of the Company’s financial statement for a more detailed explanation of this gain.

Net Income:  As a result of the foregoing, the Company realized a net loss of $29,116 and net income of $188,040 for the three months ended March 31, 2009 and 2008, respectively.

CAPITAL RESOURCES AND LIQUIDITY

As of March 31, 2009, our cash and cash equivalents were $106,847, compared to $30,228 at December 31, 2008.  Cash flow has been an ongoing concern for the Company due to the large amount of legacy liabilities that Adino had accumulated in the years in which it was a non-operating entity. These liabilities will likely continue to be a drag on the Company’s financial statements unless and until Adino obtains financing that allows us to pay off these liabilities.

Our working capital deficit at March 31, 2009 was $2,489,108 compared to $2,574,021 at December 31, 2008. The Company believes that the current cash flow and planned increase in operations are adequate to satisfy the working capital deficit.  Certain officers and directors have agreed in writing to postpone payment if necessary should the Company need capital it would otherwise pay these individuals. Lastly, the Company plans to grow through merger and acquisition opportunities including the expansion of existing business opportunities. The Company expects these growth opportunities to be financed through a combination of equity and debt capital; however, in the event the Company is unable to obtain additional debt and equity financing, the Company may not be able to continue its operations.

For the three months ended March 31, 2009, cash provided by operating activities was $75,422, compared to cash used in operating activities of $21,353 for the three months ended March 31, 2008.  The increase in cash provided during 2009 was primarily due to decreased share compensation expense.

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

As of March 31, 2009, the Company has a working capital deficit of $2,489,108 and a retained deficit of $16,170,415. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern depends upon its ability to obtain funding for its working capital deficit.  The Company believes that the current cash flow and planned increase in operations are adequate to satisfy the working capital deficit.  Certain officers and directors have agreed in writing to postpone payment if necessary, should the Company need capital it would otherwise pay these individuals. Lastly, the Company plans to grow through merger and acquisition opportunities including the expansion of existing business opportunities. The Company expects these growth opportunities to be financed through a combination of equity and debt capital; however, in the event the Company is unable to obtain additional debt and equity financing, the Company may not be able to continue its operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were ineffective ensuring that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.  Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. To address the material weaknesses, we performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this quarterly report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Changes in internal controls. There have not been any changes in our internal control over financial reporting that occurred during the last quarter ended March 31, 2008 that has materially affected or is reasonably likely to materially affect internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In February 2009, the Company awarded the members of the Board of Directors shares of restricted stock for their service.  Both Messrs. Byrd and Wooley were awarded 1,500,000 shares each and Ms. Behrens was awarded 500,000 shares.  These shares were issued pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act.

On March 20, the Board approved a stock issuance of 1,000,000 shares of restricted common stock to Stuart Sundlun for consulting services.  These shares were issued pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1	Articles of Incorporation (incorporated by reference to our Form 10-K filed on March 18, 2009)

3.2	By-Laws of Golden Maple Mining and Leaching Company, Inc. (now Adino Energy Corporation) (incorporated by reference to our Form 10-K filed on March 18, 2009)

10.1	Contract with Metropolitan Transit Authority of Harris County, Texas (incorporated by reference to our Form 10-K filed on March 18, 2009)

10.2	Lease with Lone Star Fuel Storage and Transfer, LLC (incorporated by reference to our Form 10-K filed on March 18, 2009)

10.3	Terminal Management Agreement with Summit Terminaling LLC

10.4	Resolution of the Board of Directors of February 20, 2009*

10.5	Resolution of the Board of Directors of March 26, 2009*

14	Code of Business Conduct and Ethics (incorporated by reference to our Form 10-K filed on March 18, 2009)

31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a) of the Exchange Act

31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(a) of the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the undersigned has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, Texas, on May 15, 2009.

ADINO ENERGY CORPORATION

By:  /s/  Timothy  G.  Byrd,  Sr.
---------------------------------------------
 Timothy  G.  Byrd,  Sr.
 Chief  Executive  Officer, Chief Financial Officer, and Director