Form 10-Q
period 2009-06-30
ADINO ENERGY CORP
filed 2009-08-07
CIK 700815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

At August 7, 2009, there were 93,260,579 shares of common stock outstanding.

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADINO ENERGY CORPORATION
Consolidated Balance Sheets
AS OF JUNE 30, 2009 AND DECEMBER 31, 2008
(Unaudited)

	June 30, 2009	December 31, 2008
ASSETS
Cash in bank	$78,118	$30,228
Accounts receivable	50,275	81,472
Note receivable – current portion	61,306	60,094
Prepaid assets	1,068	5,702
Total current assets	190,767	177,496

Fixed assets, net of accumulated depreciation of $23,282 and $26,758, respectively	37,743	62,793
Goodwill	1,559,240	1,559,240
Notes receivable – long term	842,009	847,096
Other assets	375,208	375,208
Total non-current assets	2,814,200	2,844,337
TOTAL ASSETS	$3,004,967	$3,021,833

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable	$615,961	$702,753
Accrued liabilities	178,054	133,521
Accrued liabilities – related party	972,582	766,214
Notes payable – current portion	291,187	397,751
Interest payable	435,000	360,000
Deferred gain - current portion	391,278	391,278
Total current liabilities	2,884,062	2,751,517

Deferred gain – long term	1,271,655	1,467,295
Notes payable – long term	1,526,442	1,554,813
TOTAL LIABILITIES	5,682,159	5,773,625

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares outstanding	-	-
Capital stock, $0.001 par value, 500,000,000 shares authorized, 93,260,579 and 83,260,579 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	93,260	83,260
Additional paid in capital	13,522,433	13,306,247
Retained deficit	(16,292,885)	(16,141,299)
Total stockholders’ deficit	(2,677,192)	(2,751,792)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,004,967	$3,021,833

The accompanying notes are an integral part of these financial statements.

ADINO ENERGY CORPORATION

Consolidated Statements of Operations
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Unaudited)

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
		(Restated)		(Restated)

REVENUES AND GROSS MARGINS
Revenues	$503,626	$566,237	$990,987	$1,010,440

OPERATING EXPENSES
Cost of product sales	131,399	116,793	255,494	208,057
Terminal management	99,000	106,000	201,000	211,000
General and administrative	137,857	38,201	266,789	73,903
Legal and professional	47,665	51,216	92,110	120,715
Consulting fees	280,798	117,111	472,181	222,002
Repairs	-	950	183	5,929
Depreciation expense	2,755	59,739	7,087	119,478
Operating supplies	1,449	3,649	3,250	4,857
Total operating expenses	700,923	493,659	1,298,094	965,941

OPERATING INCOME (LOSS)	(197,297)	72,578	(307,107)	44,499

OTHER INCOME AND EXPENSES
Interest income	16,345	18,829	32,218	37,804
Interest expense	(41,542)	(152,722)	(82,437)	(302,961)
Gain (loss) from stock valuation	-	(107,570)	-	215,140
Gain from lawsuit / lease settlement	97,820	24,673	203,536	49,346
Other income	2,204	-	2,204	-
Total other income and expense	74,827	(216,790)	155,521	(671)

NET INCOME (LOSS)	$(122,470)	$(144,212)	$(151,586)	$43,828

Net income (loss) per share, basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$0.00

Weighted average shares outstanding	91,386,953	59,598,426	88,161,131	54,543,552

The accompanying notes are an integral part of these financial statements.

ADINO ENERGY CORPORATION

Consolidated Statement of Changes in Stockholders' Equity (Deficit)
FOR THE PERIOD ENDED JUNE 30, 2009
(Unaudited)

			Additional
			Paid in	Retained
	Shares	Amount	Capital	Deficit	Total
Balance December 31, 2008	83,260,579	$83,260	$13,306,247	$(16,141,299)	$(2,751,792)

Shares issued for services - officers	3,500,000	3,500	49,000	-	52,500
Shares issued for services	1,000,000	1,000	18,000	-	19,000
Options issued for services	-	-	17,186	-	17,186
Shares issued for lawsuit settlement	5,500,000	5,500	132,000	-	137,500
Net loss	-	-	-	(151,586)	(151,586)

Balance June 30, 2009	93,260,579	$93,260	$13,522,433	$(16,292,885)	$(2,677,192)

The accompanying notes are an integral part of these financial statements.

ADINO ENERGY CORPORATION
Consolidated Statements of Cash Flows
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30, 2009	June 30, 2008
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(151,586)	$43,828

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	7,087	119,478
Options issued for services	17,186	26,803
Stock based compensation	52,500	-
Shares issued for services	19,000	-
Amortization of note receivable discount	(25,872)	-
Change in stock payable valuation	-	(215,140)
Gain from lawsuit / lease settlement	(203,536)	(49,345)
Gain on asset disposal	(2,204)	-
Change in operating assets and liabilities:
Accounts receivable	31,197	(81,766)
Inventory	-	(5,913)
Other assets	4,634	(44,336)
Accounts payable and accrued liabilities	284,505	177,452
Net cash provided by (used in) operating activities	32,911	(28,939)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(10,264)	(13,705)
Principal payments on note receivable	29,747	-
Net cash provided by (used in) investing activities	19,483	(13,705)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on note payable-related party	-	25,500
Principal payments on note payable	(4,504)	(25,035)
Net cash provided by (used in) financing activities	(4,504)	465

Net change in cash and cash equivalents	47,890	(42,179)
Cash and cash equivalents, beginning of period	30,228	91,264
Cash and cash equivalents, end of period	$78,118	$49,085

Cash paid for:
Interest	6,832	10,316
Income taxes	-	-

Non-cash transactions:
Stock issued for payables	$-	$1,075,700
Warrants exercised for payables	$-	$180,000
The accompanying notes are an integral part of these financial statements.

ADINO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Adino Energy Corporation (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in Adino Energy Corporation’s Annual Report filed with the SEC on Form 10-K.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.
NOTE 2 - GOING CONCERN

As of June 30, 2009, the Company has a working capital deficit of $2,693,295 and a retained deficit of $16,292,885. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern depends upon its ability to obtain funding for its working capital deficit.  The Company believes that the current cash flow and planned increase in operations are adequate to satisfy the working capital deficit.  Certain officers and directors have agreed in writing to postpone payment if necessary should the Company need capital it would otherwise pay these individuals. Lastly, the Company plans to grow through merger and acquisition opportunities including the expansion of existing business opportunities. The Company expects these growth opportunities to be financed through a combination of equity and debt capital; however, in the event the Company is unable to obtain additional debt and equity financing, the Company may not be able to continue its operations.

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

Due to the difficult credit markets, the Company was unable to secure financing for the Houston terminal facility and assigned its rights under the terminal purchase option to Lone Star Fuel Storage and Transfer, LLC (“Lone Star”).  Lone Star purchased the terminal from 17617 Aldine Westfield Road, LLC on September 30, 2008.  Lone Star then entered into a five year operating lease with option to purchase with the Company.  The five-year lease has monthly rental payments of $30,000, escalating 3% per year.  The Company’s purchase option allows for the terminal to be purchased at any time prior to October 1, 2009 for $7,775,552.  The sale price escalates $1,000,000 per year after this date, through the lease expiration date of September 30, 2013.  The Company recognizes the escalating lease payments on a straight line basis.

The Lone Star lease was evaluated under FASB Statement No. 13, As Amended, “Accounting For Leases,” and deemed to be an operating lease.

The transactions that led to the above two leases both resulted in gains to the Company.  The lease with 17617 Aldine Westfield Road, LLC was the result of a lawsuit settlement and led to a gain to the Company of $1,480,383.  The Company amortized this gain over the life of the capital asset, or 15 years.   At the expiration of the capital lease, September 30, 2008, the remaining gain of $1,332,345 was rolled into the gain on the sale assignment transaction with Lone Star of $624,047.  The total remaining gain to be amortized as of September 30, 2008 of $1,956,392 will be amortized over the life of the Lone Star operating lease, or 60 months, through September 30, 2013.  During the quarter ended June 30, 2009, the Company recognized gain from lawsuit of $97,819, with year to date gain recognition of $195,639.  This treatment is consistent with sale leaseback gain recognition pursuant to SFAS 13.

NOTE 4 – NOTES RECEIVABLE

On March 2, 2009, the Company agreed to extend the maturity date on the $750,000 note receivable with Mr. Sundlun.  The note receivable from Mr. Sundlun matured on November 6, 2008.  The Company extended the note’s maturity date to August 8, 2011, with no additional interest accrual to occur past November 6, 2008.  Due to the fact that there will be no interest accrued on the note going forward, the Company recorded a discount on the note principal of $179,671.  This amount will amortize until the note’s maturity in August 2011.  The unamortized note discount balance at June 30, 2009 is $142,909.

	June 30, 2009	December 31, 2008

Sundlun, net of unamortized discount	$607,091	$581,219
Fuel Streamers	296,224	325,971
Total notes receivable	903,315	907,190
Less: current portion	(61,306)	(60,094)
Total long-term notes receivable	$842,009	$847,096

NOTE 5 – ACCRUED LIABILITIES

Other liabilities and accrued expenses consisted of the following as of June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008

Accrued accounting and legal fees	125,967	126,362
Accrued property taxes	12,394	-
Due to officers	23,000
Deferred lease liability	16,693	7,159
Total accrued liabilities	$178,054	$133,521

Accrued salaries-related party	$972,582	$766,214

Deferred lease liability:  The Lone Star lease is being expensed by the straight line method as required by SFAS Statement No. 13, resulting in a deferred lease liability that will be extinguished by the lease termination date of September 30, 2013.

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

As of May 1, 2009, the Company settled all claims with all parties in the lawsuit known as Adino Energy Corporation v. CapNet Securities Corporation, et. al.   In the settlement, the Company issued 4,500,000 shares of restricted common stock to CapNet Securities Corporation and 1,000,000 shares of restricted common stock to CapNet Risk Management.  All shares issued are to be restricted until January 1, 2012.  Starting January 1, 2012 and in every six month period thereafter, no more than 250,000 of the CapNet Risk Management shares and no more than 1,000,000 of the CapNet Securities Corporation shares may be released for sale.  The Company paid no cash to any involved party as a result of the settlement. The Company realized a gain of $7,896 on the transaction.

As a result of the above common stock issuances, as of June 30, 2009 there were 93,260,579 shares outstanding.

PREFERRED STOCK

In 1998, the Company amended its articles to authorize Preferred Stock. There are 20,000,000 shares authorized with a par value of $0.001. The shares are non-voting and non-redeemable by the Company. The Company further designated two series of its Preferred Stock: "Series 'A' $12.50 Preferred Stock" with 2,159,193 shares of the total shares authorized and "Series ‘A’ $8.00 Preferred Stock," with the number of authorized shares set at 1,079,957 shares. As of June 30, 2009 and December 31, 2008 there are no shares issued and outstanding.

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

NOTE 7 - STOCK OPTIONS / STOCK WARRANTS

In September 2007, the Company entered into a consulting agreement with Small Cap Support Services, Inc. (“Small Cap”) to provide investor relations services.  In addition to monthly compensation, Small Cap is entitled to 500,000 options, vesting ratably over 8 quarters, through August 30, 2009, priced at 166,667 shares at $0.15, $0.25, and $0.35, each.   Using the Black-Scholes valuation model and an expected life of 3.5 years, volatility of 271%, and a discount rate of 4.53%, the Company has determined the aggregate value of the 500,000 seven year options to be $59,126.  $7,391 and $14,782 was recorded as stock-based compensation expense during the three and six months ended June 30, 2009.

In November 2007, the Company entered into an agreement with Ms. Nancy Finney, the Company’s Controller. In addition to monthly compensation, Ms. Finney is entitled to 500,000 options, vesting over 24 months as certain milestones are met, priced at $0.10 each.   Using the Black-Scholes valuation model and an expected life of 2.5 years, volatility of 277%, and a discount rate of 4.16%, the Company has determined the aggregate value of the 500,000 five year options to be $24,044.  Of this amount, $2,404 was recorded as stock-based compensation expense during the six months ended June 30, 2009.

NOTE 8 – CONCENTRATIONS

The following table sets forth the amount and percentage of revenue from those customers that accounted for at least 10% of revenues for the three and six months ended June 30, 2009 and 2008.

	Three Months		Three Months		Six Months		Six Months
	Ended	%	Ended	%	Ended	%	Ended	%
	June 30, 2009		June 30, 2008		June 30, 2009		June 30, 2008

Customer A	$53,550	11	$66,150	12	$107,100	11	$136,230	13

Customer B	$128,016	25	$188,368	33	$259,197	26	$256,670	25

Customer C	$172,859	34	$166,320	29	$325,949	33	$317,225	31

Customer D	$115,516	23	$139,903	25	$231,302	23	$285,416	28

The Company had two customers that represented 59% and 45% of outstanding receivables at June 30, 2009 and one customer that represented 79% of outstanding receivables at December 31, 2008.

NOTE 9 – SUBSEQUENT EVENTS

There are no significant subsequent events to report.

NOTE 10 – RESTATEMENT OF QUARTER ENDED JUNE 30, 2008

The Company has restated its quarterly financial statements from amounts previously reported for periods ended March 31, June 30 and September 30, 2008.  The Company has determined that there was an error in the amortization of the gain of $1,480,383 resulting from the lawsuit settlement dated March 2007.  The gain was initially amortized over the life of the capital lease with 17617 Aldine Westfield Road, LLC, or 18 months.  The Company determined that the gain should have been amortized over the life of the leased asset, or 15 years.  The restated financial statements were initially presented in the December 31, 2008 Form 10-K.  This filing includes the restated consolidated statement of operations for the three and six months ended June 30, 2008, and the restated consolidated statement of cash flows for the six months ended June 30, 2008.

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

RESULTS OF OPERATIONS

The Company continues to lease the terminal at 17617 Aldine Westfield Road, Houston, Texas from Lone Star Fuel Storage and Transport, LLC.  Utilizing a fuel storage and throughput model, revenues continue to remain strong.

Revenue:  Revenue generated in the three months ended June 30, 2009 was $503,626 compared to $566,237 in 2008. Revenue for the six months ended June 30, 2009 and 2008 was $990,987 and $1,010,440, respectively, a year to date decrease of 2%. The new customer storage contract signed in February 2009 and increased throughput volume at the Houston terminal has partially offset the Company’s reduced consulting revenue.

Cost of Product Sales:  Additive expense for the three months ended June 30, 2009 and 2008 was $131,399 and $116,793 respectively, for an increase of $14,606. For the six months ended June 30, expense has increased 19% from $208,057 in 2008 to $255,494 in 2009. As fuel passes through the rack, it is blended with various fuel additives.   The increase results from increased throughput at the IFL terminal.

Terminal Management:  Expense for the three and six months ended June 30, 2009 was $99,000 and $201,000, compared to $106,000 and $211,000 for the same periods in 2008.  The Company realized a slight decrease in the monthly terminal expense due to personnel changes.

General and Administrative Expense: Expense for the three and six months ended June 30, 2009 was $137,857 and $266,789, respectively, compared to $38,201 and $73,903 for the same periods in 2008, resulting in a year to date increase of $192,886 or 261%. The increase is almost wholly due to rent expense at the Houston terminal for 2009 of $191,129. In September 2008, the Company began an operating lease on the terminal facility at 17617 Aldine Westfield Road in Houston, Texas with Lone Star, resulting in monthly rent expense of $31,854.   Prior to September 2008, the terminal was under a capital lease and did not recognize rent expense.

Legal and Professional Expense:  Legal and professional expense was $47,665 and $51,216 for the three months ended June 30, 2009 and 2008, respectively. Expense for the six months ended June 30, 2009 and 2008 was $92,110 and $120,715, respectively, a decrease of $28,605 or 24%.  These expenses were higher in 2008 due to increased auditing fees associated with the Company’s restatement of its 2007 financial statements.

Consulting Expense: Expense for the three and six months ended June 30, 2009 was $280,798 and $472,181, respectively, compared to $117,111 and $222,002 for the same periods in 2008, resulting in a year to date increase of $250,179 or 113%. In the first quarter of 2009, the Company incurred stock issuance expense to the Board of Directors and Mr. Sundlun totaling $71,500.  See Note 6 of the Company’s financial statements for a more detailed explanation of these issuances. Additionally, during the second quarter of 2009, the Board granted additional compensation to Adino’s officers and controller totaling $148,907.

Repairs:   The Company’s repair expense has drastically decreased from 2008 to 2009.  Expenses for the six months ended June 30, 2009 and 2008 were $183 and $5,929, respectively.  The terminal management contract which became effective in July 2007 allows for most minor repair and maintenance items to be included in the monthly terminal management fee, thereby containing costs.

Depreciation Expense:  The Company recorded depreciation expense for the six months ended June 30, 2009 and 2008 of $7,087 and $119,478, respectively, a decrease of $112,391, or 94%.  The Company operated the Houston terminal under a capital lease until September 2008.  As the capital lease was terminated in 2008, only vehicles and leasehold improvements are depreciated going forward, accounting for the sharp decrease in depreciation expense.

Operating Supplies:  The Company’s operating supplies expense for the three and six months ended June 30, 2009 were $1,449 and $3,250, respectively, compared to $3,649 and $4,857 for the same periods in 2008. Costs remain relatively consistent, primarily due to the fact that the terminal management contract allows for most operating supplies to be included in the monthly terminal management fee, thereby containing costs.

Interest Income:  Interest income for the three months ended June 30, 2009 and 2008 was $16,345 and $18,829, respectively.  Income for the six months ended June 30, 2009 and 2008 was $32,218 and $37,804, respectively. As was done in 2008, the Company no longer recognizes monthly interest income of $6,250 from the note receivable with Mr. Sundlun, as explained in Note 4 of the Company’s financial statements.  The income from the first quarter of 2009 results from amortization of the note discount with Mr. Sundlun and interest income recognized on the note receivable with Fuel Streamers.

Interest Expense:  Interest expense for the three months ended June 30, 2009 and 2008 was $41,542 and $152,722, respectively.  Expense for the six months ended June 30, 2009 and 2008 was $82,437 and $302,961, respectively, a year to date decrease of $220,524.  The decrease results primarily from the expiration of the capital lease on the terminal located at 17617 Aldine Westfield Road in Houston, Texas.  The Company continues to recognize expense on the note payable with Mr. Sundlun.

Gain (Loss) from Stock Valuation:  As of December 31, 2007, the Company had a significant stock payable outstanding due to inadequate authorized capital.  In January 2008, the Company’s shareholders approved an amendment increasing the amount of authorized shares in January 2008, and the Company subsequently issued shares to satisfy all outstanding stock payables.  For the three months ended June 30, 2008, the Company recorded a loss of $107,570. For the six months ended June 30, 2008, the Company recorded a gain of $215,140.   The Company had no stock payable issuance activity for the six month period ending June 30, 2009.

Gain from Lawsuit / Lease Settlement:  The lawsuit settlement on March 23, 2007 resulted in a gain to the Company of $1,480,383.  The transaction was deemed to be a sale/leaseback, and therefore the gain was recognized over the life of the capitalized asset, 15 years. On September 30, 2008, the Company assigned its rights to purchase the IFL terminal to Lone Star.  As of this date, the unamortized gain from the lawsuit was $1,332,345.  The Company’s transaction with Lone Star resulted in an additional gain of $624,047.  These amounts, totaling $1,956,392, will be amortized over the 60 month life of the Lone Star operating lease, resulting in a gain of $32,606 per month.  See Note 3 of the Company’s financial statements for more information regarding these transactions. Additionally, the Company recognized a gain from the lawsuit settlement with CapNet Securities Corporation of $7,896.  See Note 3 of the Company’s financial statements for a more detailed explanation of this gain.

Net Income (Loss):  As a result of the foregoing, the Company realized a net loss of $122,470 and $144,212 for the three months ended June 30, 2009 and 2008, respectively. The Company had a net loss of $151,586 and net income of $43,828 for the six months ended June 30, 2009 and 2008, respectively.

CAPITAL RESOURCES AND LIQUIDITY

As of June 30, 2009, our cash and cash equivalents were $78,118, compared to $30,228 at December 31, 2008.  Cash flow has been an ongoing concern for the Company due to the large amount of legacy liabilities that Adino accumulated in the years in which it was a non-operating entity. These liabilities will likely continue to be a drag on the Company’s financial statements unless and until Adino obtains financing that allows us to pay off these liabilities.

Our working capital deficit at June 30, 2009 was $2,693,295 compared to $2,574,021 at December 31, 2008. The Company believes that the current cash flow and planned increase in operations are adequate to satisfy the working capital deficit.  Certain officers and directors have agreed in writing to postpone payment if necessary should the Company need capital it would otherwise pay these individuals. Lastly, the Company plans to grow through merger and acquisition opportunities including the expansion of existing business opportunities. The Company expects these growth opportunities to be financed through a combination of equity and debt capital; however, in the event the Company is unable to obtain additional debt and equity financing, the Company may not be able to pursue these opportunities or continue its operations.

For the six months ended June 30, 2009, cash provided by operating activities was $32,911, compared to cash used in operating activities of $28,939 for the six months ended June 30, 2008.  The increase in cash provided during 2009 was primarily due to an increase in accounts receivable collections.

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

As of June 30, 2009, the Company has a working capital deficit of $2,693,295 and a retained deficit of $16,292,885. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern depends upon its ability to obtain funding for its working capital deficit.  The Company believes that the current cash flow and planned increase in operations are adequate to satisfy the working capital deficit.  Certain officers and directors have agreed in writing to postpone payment if necessary should the Company need capital it would otherwise pay these individuals. Lastly, the Company plans to grow through merger and acquisition opportunities including the expansion of existing business opportunities. The Company expects these growth opportunities to be financed through a combination of equity and debt capital; however, in the event the Company is unable to obtain additional debt and equity financing, the Company may not be able to pursue these opportunities or continue its operations.

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

Changes in internal controls. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2009 that have materially affected or are reasonably likely to materially affect internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

In May 2009, the Company settled the lawsuit against CapNet Securities Corporation, our former investment banking firm (“CapNet”), and CNRE Investments #1, LLC, an entity affiliated with CapNet (“CNRE”), as well as certain unasserted claims by CapNet Risk Management, Inc. (“CapNet Risk”), which provided the Company with certain financial management services in 2007.

Under the settlement agreement entered into with CapNet, CNRE, and CapNet Risk, the Company issued CapNet 4,500,000 shares of common stock in satisfaction of its counterclaims against the Company. These counterclaims concerned compensation that CapNet claimed was owed pursuant to the Company’s investment banking agreement with CapNet. These shares were issued in escrow and will be released from escrow starting in January 1, 2012. Starting January 1, 2012 and in every six month period thereafter, no more than 1,000,000 of the CapNet shares may be released for sale. Before release of the shares from escrow, the Company has the right to purchase any of the shares to be released at 10 cents per share.

Also under the settlement agreement, the Company issued CapNet Risk 1,000,000 shares of common stock. CapNet Risk was not involved in the CapNet litigation, but it had asserted that it was due certain compensation under its agreement to provide services to the Company. As a result of the settlement, CapNet Risk’s claims were released.

In addition, as a result of the settlement agreement, the Company released its claims against CNRE concerning 3,000,000 shares of common stock that the Company claimed that CNRE had converted from the Company. These shares were therefore retained by CNRE.

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

On May 1, the Board approved a stock issuance of 4,500,000 shares of restricted common stock to CapNet Securities and 1,000,000 shares of restricted common stock to CapNet Risk Management in full settlement of a lawsuit between the parties.  See Note 6 for a complete description of the settlement. These shares were issued pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1	Articles of Incorporation (incorporated by reference to our Form 10-K filed on March 18, 2009)

3.2	By-Laws of Golden Maple Mining and Leaching Company, Inc. (now Adino Energy Corporation) (incorporated by reference to our Form 10-K filed on March 18, 2009)

10.1	Contract with Metropolitan Transit Authority of Harris County, Texas (incorporated by reference to our Form 10-K filed on March 18, 2009)

10.2	Lease with Lone Star Fuel Storage and Transfer, LLC (incorporated by reference to our Form 10-K filed on March 18, 2009)

10.3	Terminal Management Agreement with Summit Terminaling LLC (incorporated by reference to our Form 10-Q filed on May 15, 2009)

10.4	Resolution of the Board of Directors of February 20, 2009*

10.5	Resolution of the Board of Directors of March 26, 2009*

14	Code of Business Conduct and Ethics (incorporated by reference to our Form 10-K filed on March 18, 2009)

31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a) of the Exchange Act

31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(a) of the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the undersigned has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, Texas, on August 7, 2009.

ADINO ENERGY CORPORATION

By: /s/ Timothy G. Byrd, Sr.
Timothy G. Byrd, Sr.
Chief Executive Officer,Chief Financial Officer, and Director

UNANIMOUS CONSENT OF THE BOARD OF DIRECTORS OF
ADINO ENERGY CORPORATION

Pursuant to Montana Code Section 35-1-432, the directors of Adino Energy Corporation (the “Company”) hereby take the following corporate action, which shall have the same force and effect as if the same were taken at a duly called meeting of the Board of Directors of the Company.  The directors signing this consent certify that they have waived notice of meeting.

WHEREAS, the Company believes the members of the Board of Directors are entitled to compensation for their efforts as Directors

THEREFORE, BE IT RESOLVED that the Company authorizes the following payments to the members of the Board of Directors in Rule 144 restricted common stock as of the closing price on February 20, 2009:

Sonny Wooley	1,500,000 shares
Timothy G. Byrd, Sr.	1,500,000 shares
Peggy Behrens	500,000 shares

WHEREFORE, THE FOREGOING CORPORATE ACTS ARE HEREBY RESOLVED BY THE BOARD OF DIRECTORS AS OF THE LATEST DATE WRITTEN BELOW.

/s/
Sonny Wooley
Chairman of the Board of Directors
Date: 2/20/2009

/s/
Timothy G. Byrd, Sr.
Director
Date: 2/20/2009

/s/
Peggy Behrens
Director
Date: 2/20/2009

UNANIMOUS CONSENT OF THE BOARD OF DIRECTORS OF
ADINO ENERGY CORPORATION

Pursuant to Montana Code Section 35-1-432, the directors of Adino Energy Corporation (the “Company”) hereby take the following corporate action, which shall have the same force and effect as if the same were taken at a duly called meeting of the Board of Directors of the Company.  The directors signing this consent certify that they have waived notice of meeting.

WHEREAS, the Company desires to compensate members of the Board of Directors for their service with 250,000 shares of restricted common stock per year.

THEREFORE, BE IT RESOLVED that the Company will issue the shares authorized at the earlier of December 31 or the members date of resignation for each year, beginning January 1, 2009.

WHEREFORE, THE FOREGOING CORPORATE ACTS ARE HEREBY RESOLVED BY THE BOARD OF DIRECTORS AS OF THE LATEST DATE WRITTEN BELOW.

/s/
Sonny Wooley
Chairman of the Board of Directors
Date: 3/26/2009

/s/
Timothy G. Byrd, Sr.
Director
Date: 3/26/2009

/s/
Peggy Behrens
Director
Date: 3/26/2009