Form 10-Q
period 2009-09-30
ADINO ENERGY CORP
filed 2009-11-10
CIK 700815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGEACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

On November 10, 2009, there were 93,260,579 shares of common stock outstanding.

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADINO ENERGY CORPORATION
Consolidated Balance Sheets
AS OF SEPTEMBER 30, 2009 AND DECEMBER 31, 2008

	September 30, 2009 (Unaudited)	December 31, 2008
ASSETS
Cash in bank	$162,212	$30,228
Accounts receivable	91,581	81,472
Note receivable – current portion	61,921	60,094
Prepaid assets	264	5,702
Total current assets	315,978	177,496

Fixed assets, net of accumulated depreciation of $25,824 and $26,758, respectively	35,201	62,793
Goodwill	1,559,240	1,559,240
Notes receivable – long term	840,300	847,096
Other assets	375,208	375,208
Total non-current assets	2,809,949	2,844,337
TOTAL ASSETS	$3,125,927	$3,021,833

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable	$605,287	$702,753
Accrued liabilities	222,019	133,521
Accrued liabilities – related party	1,008,472	766,214
Notes payable – current portion	291,399	397,751
Interest payable	472,500	360,000
Deferred gain - current portion	391,272	391,278
Total current liabilities	2,990,949	2,751,517

Deferred gain – long term	1,173,842	1,467,295
Notes payable – long term	1,524,496	1,554,813
TOTAL LIABILITIES	5,689,287	5,773,625

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares outstanding	-	-
Capital stock, $0.001 par value, 500,000,000 shares authorized, 93,260,579 and 83,260,579 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	93,260	83,260
Additional paid in capital	13,527,242	13,306,247
Retained deficit	(16,183,862)	(16,141,299)
Total stockholders’ deficit	(2,563,360)	(2,751,792)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,125,927	$3,021,833

The accompanying notes are an integral part of these financial statements.

ADINO ENERGY CORPORATION

Consolidated Statements of Operations
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Unaudited)

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
		(Restated)		(Restated)

REVENUES
Revenues	$533,998	$494,059	$1,524,985	$1,504,499

OPERATING EXPENSES
Cost of product sales	100,374	89,787	355,868	297,844
Terminal management	99,990	107,500	300,990	318,500
General and administrative	129,245	36,868	396,034	110,771
Legal and professional	36,992	114,569	129,102	235,284
Consulting fees	127,058	171,725	599,239	393,727
Repairs	419	65	602	5,994
Depreciation expense	2,542	59,967	9,629	179,445
Operating supplies	4,406	3,407	7,656	8,264
Total operating expenses	501,026	583,888	1,799,120	1,549,829

OPERATING INCOME (LOSS)	32,972	(89,829)	(274,135)	(45,330)

OTHER INCOME AND EXPENSES
Interest income	16,923	18,894	49,141	56,698
Interest expense	(42,391)	(190,517)	(124,828)	(493,478)
Gain (loss) from stock valuation	-	(279,212)	-	(64,072)
Gain from lawsuit / lease settlement	97,819	24,673	301,355	74,019
Other income	3,700	-	5,904	-
Total other income and expense	76,051	(426,162)	231,572	(426,833)

NET INCOME (LOSS)	$109,023	$(515,991)	$(42,563)	$(472,163)

Net income (loss) per share, basic and fully diluted	$0.00	$(0.01)	$(0.00)	$(0.01)

Weighted average shares outstanding	93,260,579	72,777,010	89,879,627	60,647,489

The accompanying notes are an integral part of these financial statements.

ADINO ENERGY CORPORATION

Consolidated Statement of Changes in Stockholders' Equity (Deficit)
FOR THE PERIOD ENDED SEPTEMBER 30, 2009
(Unaudited)

			Additional
			Paid in	Retained
	Shares	Amount	Capital	Deficit	Total
Balance December 31, 2008	83,260,579	$83,260	$13,306,247	$(16,141,299)	$(2,751,792)

Shares issued for services - officers	3,500,000	3,500	49,000	-	52,500
Shares issued for services	1,000,000	1,000	18,000	-	19,000
Options issued for services	-	-	21,995	-	21,995
Shares issued for lawsuit settlement	5,500,000	5,500	132,000	-	137,500
Net loss	-	-	-	(42,563)	(42,563)

Balance September 30, 2009	93,260,579	$93,260	$13,527,242	$(16,183,862)	$(2,563,360)

The accompanying notes are an integral part of these financial statements.

ADINO ENERGY CORPORATION
Consolidated Statements of Cash Flows
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2009	September 30, 2008
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(42,563)	$(472,163)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,629	179,445
Options issued for services	21,995	39,003
Stock based compensation	52,500	-
Shares issued for services	19,000	-
Amortization of note receivable discount	(39,876)	-
Change in stock payable valuation	-	64,072
Gain from lawsuit / lease settlement	(301,355)	(74,019)
Gain on asset disposal	(2,204)	-
Change in operating assets and liabilities:
Accounts receivable	(10,109)	(87,949)
Inventory	-	(5,913)
Other assets	5,438	(55,228)
Accounts payable and accrued liabilities	391,186	218,936
Lease obligation	-	216,737
Net cash provided by operating activities	103,641	22,921

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(10,264)	(58,640)
Principal payments on note receivable	44,845	-
Net cash provided by (used in) investing activities	34,581	(58,640)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on note payable-related party	-	10,500
Principal payments on note payable	(6,238)	(13,270)
Net cash used in financing activities	(6,238)	(2,770)

Net change in cash and cash equivalents	131,984	(38,489)
Cash and cash equivalents, beginning of period	30,228	91,264
Cash and cash equivalents, end of period	$162,212	$52,775

Cash paid for:
Interest	$12,378	$14,148
Income taxes	-	-

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

NOTE 2 - GOING CONCERN

As of September 30, 2009, the Company has a working capital deficit of $2,674,971 and retained deficit of $16,183,862. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern depends upon its ability to obtain funding for its working capital deficit.  The Company believes that the current cash flow and planned increase in operations are adequate to satisfy the working capital deficit.  Certain officers and directors have agreed in writing to postpone payment if necessary should the Company need capital it would otherwise pay these individuals. Lastly, the Company plans to grow through merger and acquisition opportunities including the expansion of existing business opportunities. The Company expects these growth opportunities to be financed through a combination of equity and debt capital; however, in the event the Company is unable to obtain additional debt and equity financing, the Company may not be able to continue its operations.

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

Due to the difficult credit markets, the Company was unable to secure financing for the purchase of the Houston terminal facility and assigned its rights to purchase the terminal to Lone Star Fuel Storage and Transfer, LLC (“Lone Star”).  Lone Star purchased the terminal from 17617 Aldine Westfield Road, LLC on September 30, 2008.  Lone Star then entered into a five year operating lease with option to purchase with the Company.  The five-year lease has monthly rental payments of $30,000, escalating 3% per year.  The Company’s purchase option allowed for the terminal to be purchased at any time prior to October 1, 2009 for $7,775,552.  The sale price escalates $1,000,000 per year after this date, through the lease expiration date of September 30, 2013.  The Company recognizes the escalating lease payments on a straight line basis.

The Lone Star lease was evaluated and deemed to be an operating lease.

The transactions that led to the above two leases both resulted in gains to the Company.  The lease with 17617 Aldine Westfield Road, LLC was the result of a lawsuit settlement and led to a gain to the Company of $1,480,383.  The Company amortized this gain over the life of the capital asset, or 15 years.   At the expiration of the capital lease, September 30, 2008, the remaining gain of $1,332,345 was rolled into the gain on the sale assignment transaction with Lone Star of $624,047.  The total remaining gain to be amortized as of September 30, 2008 of $1,956,392 will be amortized over the life of the Lone Star operating lease, or 60 months, through September 30, 2013.  During the quarter ended September 30, 2009, the Company recognized gain from lawsuit of $97,819, with year to date gain recognition of $293,458.  This treatment is consistent with sale leaseback gain recognition.

NOTE 4 – NOTES RECEIVABLE

On March 2, 2009, the Company agreed to extend the maturity date on the $750,000 note receivable with Mr. Sundlun.  The note receivable from Mr. Sundlun matured on November 6, 2008.  The Company extended the note’s maturity date to August 8, 2011, with no additional interest accrual to occur past November 6, 2008.  Due to the fact that there will be no interest accrued on the note going forward, the Company recorded a discount on the note principal of $179,671.  This amount will amortize until the note’s maturity in August 2011.  The unamortized note discount balance at September 30, 2009 is $128,905.

	September 30, 2009	December 31, 2008

Sundlun, net of unamortized discount	$621,095	$581,219
Fuel Streamers	281,126	325,971
Total notes receivable	902,221	907,190
Less: current portion	(61,921)	(60,094)
Total long-term notes receivable	$840,300	$847,096

NOTE 5 – ACCRUED LIABILITIES

Other liabilities and accrued expenses consisted of the following as of September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008

Accrued accounting and legal fees	127,467	126,362
Accrued property taxes and other	17,794	-
Due to officers	19,500	-
Customer deposit	35,000	-
Deferred lease liability	22,258	7,159
Total accrued liabilities	$222,019	$133,521

Accrued salaries-related party	$1,008,472	$766,214

Deferred lease liability:  The Lone Star lease is being expensed by the straight line method, resulting in a deferred lease liability that will be extinguished by the lease termination date of September 30, 2013.

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

As a result of the above common stock issuances, as of September 30, 2009 there were 93,260,579 shares outstanding.

PREFERRED STOCK

In 1998, the Company amended its articles to authorize Preferred Stock. There are 20,000,000 shares authorized with a par value of $0.001. The shares are non-voting and non-redeemable by the Company. The Company further designated two series of its Preferred Stock: Series “A” $12.50 Preferred Stock with 2,159,193 shares of the total shares authorized and Series “A” $8.00 Preferred Stock, with the number of authorized shares set at 1,079,957 shares. As of September 30, 2009 and December 31, 2008, there are no shares issued and outstanding.

Any holder of either series may convert any or all of such shares into shares of common stock of the Company at any time. Said shares shall be convertible at a rate equal to three (3) shares of common stock of the Company for each one (1) share of Series “A” $12.50 Preferred Stock. The Series “A” $12.50 Preferred Stock shall be convertible, in whole or in part, at any time after the common stock of the Company shall maintain an average bid price per share of at least $12.50 for ten (10) consecutive trading days.

Series “A” $8.00 Preferred Stock shall be convertible at a rate equal to three (3) shares of common stock of the Company for each one (1) share of Series “A” $8.00 Preferred Stock. The Series “A” $8.00 Preferred Stock shall be convertible, in whole or in part, at any time after the common stock of the Company shall maintain an average bid price per share of at least $8.00 for ten (10) consecutive trading days.

The preferential amount payable with respect to shares of either Series of Preferred Stock in the event of voluntary or involuntary liquidation, dissolution, or winding-up, shall be an amount equal to $5.00 per share, plus the amount of any dividends declared and unpaid thereon.

NOTE 7 - STOCK OPTIONS / STOCK WARRANTS

In September 2007, the Company entered into a consulting agreement with Small Cap Support Services, Inc. (“Small Cap”) to provide investor relations services.  In addition to monthly compensation, Small Cap is entitled to 500,000 options, vesting ratably over 8 quarters, through August 30, 2009, priced at 166,667 shares at $0.15, $0.25, and $0.35, each.   Using the Black-Scholes valuation model and an expected life of 3.5 years, volatility of 271%, and a discount rate of 4.53%, the Company has determined the aggregate value of the 500,000 seven year options to be $59,126.  The Company recorded stock-based compensation expense of $7,391 and $14,782 during the three and nine months ended September 30, 2009, respectively.

In November 2007, the Company entered into an agreement with Ms. Nancy Finney, the Company’s Controller. In addition to monthly compensation, Ms. Finney is entitled to 500,000 options, vesting over 24 months as certain milestones are met, priced at $0.10 each. Using the Black-Scholes valuation model and an expected life of 2.5 years, volatility of 277%, and a discount rate of 4.16%, the Company has determined the aggregate value of the 500,000 five year options to be $24,044.  Of this amount, $7,213 was recorded as stock-based compensation expense during the nine months ended September 30, 2009.

NOTE 8 – CONCENTRATIONS

The following table sets forth the amount and percentage of revenue from those customers that accounted for at least 10% of revenues for the three and nine months ended September 30, 2009 and 2008.

	Three Months		Three Months		Nine Months		Nine Months
	Ended		Ended		Ended		Ended
	September 30, 2009%		September 30, 2008%		September 30, 2009%		September 30, 2008%

Customer A	$53,550	9	$53,550	10	$160,650	10	$189,780	11
Customer B	$48,906	9	$159,269	30	$308,103	20	$561,243	33
Customer C	$219,744	39	$200,412	37	$545,693	35	$517,637	31
Customer D	$116,023	20	$115,811	22	$347,325	22	$401,227	24
Customer E	$90,000	16	$-	-	$90,000	6	$-	-

The Company had two customers that represented 73% and 23% of outstanding receivables at September 30, 2009 and one customer that represented 79% of outstanding receivables at December 31, 2008.

NOTE 9 – SUBSEQUENT EVENTS

There are no significant subsequent events to report through November 10, 2009, the date the financial statements were issued.

NOTE 10 – RESTATEMENT OF QUARTER ENDED SEPTEMBER 30, 2008

The Company has restated its quarterly financial statements from amounts previously reported for periods ended March 31, June 30 and September 30, 2008.  The Company has determined that there was an error in the amortization of the gain of $1,480,383 resulting from the lawsuit settlement dated March 2007.  The gain was initially amortized over the life of the capital lease with 17617 Aldine Westfield Road, LLC, or 18 months.  The Company determined that the gain should have been amortized over the life of the leased asset, or 15 years.  The restated financial statements were initially presented in the December 31, 2008 Form 10-K.  This filing includes the restated consolidated statement of operations for the three and nine months ended September 30, 2008, and the restated consolidated statement of cash flows for the nine months ended September 30, 2008.

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

RESULTS OF OPERATIONS

The Company continues to lease the terminal at 17617 Aldine Westfield Road, Houston, Texas from Lone Star Fuel Storage and Transport, LLC (“Lone Star”).  Utilizing a fuel storage and throughput model, revenues continue to remain strong.

Revenue:  Revenue generated in the three months ended September 30, 2009 was $533,998 compared to $494,059 in 2008.  Revenue for the nine months ended September 30, 2009 and 2008 was $1,524,985 and $1,504,499, respectively, a year to date increase of 1%.  The new customer contracts signed in February and August 2009 and increased throughput volume at the Houston terminal have partially offset the Company’s reduced consulting revenue.

Cost of Product Sales:  Additive expense for the three months ended September 30, 2009 and 2008 was $100,374 and $89,787, respectively, for an increase of $10,587. For the nine months ended September 30, expense has increased 19% from $297,844 in 2008 to $355,868 in 2009.  As fuel passes through the rack, it is blended with various fuel additives.   The increase results from increased throughput at the IFL terminal, requiring additional additive volume.

Terminal Management:  Expense for the three and nine months ended September 30, 2009 was $99,990 and $300,990, compared to $107,500 and $318,500 for the same periods in 2008.  The Company realized a slight decrease in the monthly terminal expense due to personnel changes.

General and Administrative Expense: Expense for the three and nine months ended September 30, 2009 was $129,245 and $396,034, respectively, compared to $36,868 and $110,771 for the same periods in 2008, resulting in a year to date increase of $285,263 or 357%.  The increase is almost wholly due to rent expense at the Houston terminal of $286,686 for the nine months ended 2009.  In September 2008, the Company began an operating lease on the terminal facility at 17617 Aldine Westfield Road in Houston, Texas with Lone Star, resulting in monthly rent expense of $31,854.   Prior to September 2008, the terminal was under a capital lease and did not recognize rent expense.

Legal and Professional Expense:  Legal and professional expense was $36,992 and $114,569 for the three months ended September 30, 2009 and 2008, respectively.   Expense for the nine months ended September 30, 2009 and 2008 was $129,102 and $235,284, respectively, a decrease of $106,182 or 45%.  These expenses were higher in 2008 due to increased auditing fees associated with the Company’s restatement of its 2007 financial statements.  Additionally, the Company recognized significant closing costs and legal expenses with the Lone Star transaction in September 2008.

Consulting Expense: Expense for the three and nine months ended September 30, 2009 was $127,058 and $599,239, respectively, compared to $171,725 and $393,727 for the same periods in 2008, resulting in a year to date increase of $205,512 or 52%.  In the first quarter of 2009, the Company incurred stock issuance expense to the Board of Directors and Mr. Sundlun totaling $71,500.  Additionally, during the second quarter of 2009, the Board granted additional compensation to Adino’s officers and controller totaling $148,907.

Repairs:   The Company’s repair expense has drastically decreased from 2008 to 2009.  Expenses for the nine months ended September 30, 2009 and 2008 were $602 and $5,994, respectively.  Repairs necessary on the Houston terminal have primarily been covered by the terminal management contract during 2009.

Depreciation Expense:  The Company recorded depreciation expense for the nine months ended September 30, 2009 and 2008 of $9,629 and $179,445, respectively, a decrease of $169,816, or 95%.  The Company operated the Houston terminal under a capital lease until September 2008.  As the capital lease was terminated in 2008, only vehicles and leasehold improvements are depreciated going forward, accounting for the sharp decrease in depreciation expense.

Operating Supplies:  The Company’s operating supplies expense for the nine months ended September 30, 2009 and 2008 were $7,656 and $8,264, respectively.  Costs remain relatively consistent, primarily due to the fact that the terminal management contract allows for most operating supplies to be included in the monthly terminal management fee, thereby containing costs.

Interest Income:  Interest income for the three months ended September 30, 2009 and 2008 was $16,923 and $18,894, respectively.  Income for the nine months ended September 30, 2009 and 2008 was $49,141 and $56,698, respectively.  As of November 2008, the Company no longer recognizes monthly interest income of $6,250 from the note receivable with Mr. Sundlun, as explained in Note 4 of the Company’s financial statements.  The income from 2009 results from amortization of the note discount with Mr. Sundlun and interest income recognized on the note receivable with Fuel Streamers.

Interest Expense:  Interest expense for the three months ended September 30, 2009 and 2008 was $42,391 and $190,517, respectively.  Expense for the nine months ended September 30, 2009 and 2008 was $124,828 and $493,478, respectively, a year to date decrease of $368,650.  The decrease results primarily from the expiration of the capital lease on the terminal located at 17617 Aldine Westfield Road in Houston, Texas, at September 30, 2008.  The Company continues to recognize expense on the note payable with Mr. Sundlun.

Gain (Loss) from Stock Valuation:  As of December 31, 2007, the Company had a significant stock payable outstanding due to inadequate authorized capital.  In January 2008, the Company’s shareholders approved an amendment increasing the amount of authorized shares and the Company subsequently issued shares to satisfy all outstanding stock payables.  For the three months ended September 30, 2008, the Company recorded a loss of $279,212.  For the nine months ended September 30, 2008, the Company recorded a loss of $64,072.   The Company had no stock payable issuance activity for the nine month period ending September 30, 2009.

Gain from Lawsuit/Lease Settlement:  The lawsuit settlement on March 23, 2007 resulted in a gain to the Company of $1,480,383.  The transaction was deemed to be a sale/leaseback, and therefore the gain was recognized over the life of the capitalized asset, 15 years. On September 30, 2008, the Company assigned its rights to purchase the IFL terminal to Lone Star.  As of this date, the unamortized gain from the lawsuit was $1,332,345.  The Company’s transaction with Lone Star resulted in an additional gain of $624,047.  These amounts, totaling $1,956,392, will be amortized over the 60 month life of the Lone Star operating lease, resulting in a gain of $32,606 per month.  See Note 3 of the Company’s financial statements for more information regarding these transactions. Additionally, the Company recognized a gain from the lawsuit settlement with CapNet Securities Corporation of $7,896.  See Note 3 of the Company’s financial statements for a more detailed explanation of this gain.

Net Income (Loss):  As a result of the foregoing, the Company realized a net income of $109,023 and a net loss of $515,991 for the three months ended September 30, 2009 and 2008, respectively.  The Company had net losses of $42,563 and  $472,163 for the nine months ended September 30, 2009 and 2008, respectively.

CAPITAL RESOURCES AND LIQUIDITY

As of September 30, 2009, our cash and cash equivalents were $162,212, compared to $30,228 at December 31, 2008.  Cash flow has been an ongoing concern for the Company due to the large amount of legacy liabilities that Adino accumulated in the years in which it was a non-operating entity. These liabilities will likely continue to be a drag on the Company’s financial statements unless and until Adino obtains financing that allows us to pay off these liabilities.

Our working capital deficit at September 30, 2009 was $2,674,971 compared to $2,574,021 at December 31, 2008. The Company believes that the current cash flow and planned increase in operations are adequate to satisfy the working capital deficit.  Certain officers and directors have agreed in writing to postpone payment if necessary should the Company need capital it would otherwise pay these individuals. Lastly, the Company plans to grow through merger and acquisition opportunities including the expansion of existing business opportunities. The Company expects these growth opportunities to be financed through a combination of equity and debt capital; however, in the event the Company is unable to obtain additional debt and equity financing, the Company may not be able to pursue these opportunities or continue its operations.

For the nine months ended September 30, 2009, cash provided by operating activities was $103,641 compared to cash provided by operating activities of $22,921 for the nine months ended September 30, 2008.  The increase in cash provided during 2009 was primarily due to an increase in accounts receivable collections and a drastically decreased year to date net loss.

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

As of September 30, 2009, the Company has a working capital deficit of $2,674,971 and retained deficit of $16,183,862. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern depends upon its ability to obtain funding for its working capital deficit.  The Company believes that the current cash flow and planned increase in operations are adequate to satisfy the working capital deficit.  Certain officers and directors have agreed in writing to postpone payment if necessary should the Company need capital it would otherwise pay these individuals. Lastly, the Company plans to grow through merger and acquisition opportunities including the expansion of existing business opportunities. The Company expects these growth opportunities to be financed through a combination of equity and debt capital; however, in the event the Company is unable to obtain additional debt and equity financing, the Company may not be able to pursue these opportunities or continue its operations.

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

Changes in internal controls. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2009 that have materially affected or are reasonably likely to materially affect internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1	Articles of Incorporation (incorporated by reference to our Form 10-K filed on March 18, 2009)

3.2	By-Laws of Golden Maple Mining and Leaching Company, Inc. (now Adino Energy Corporation) (incorporated by reference to our Form 10-K filed on March 18, 2009)

10.1	Contract with Metropolitan Transit Authority of Harris County, Texas (incorporated by reference to our Form 10-K filed on March 18, 2009)

10.2	Lease with Lone Star Fuel Storage and Transfer, LLC (incorporated by reference to our Form 10-K filed on March 18, 2009)

10.3	Terminal Management Agreement with Summit Terminaling LLC (incorporated by reference to our Form 10-Q filed on May 15, 2009)

10.4	Resolution of the Board of Directors of February 20, 2009* (incorporated by reference to our Form 10-Q filed on August 7, 2009)

10.5	Resolution of the Board of Directors of March 26, 2009* (incorporated by reference to our Form 10-Q filed on August 7, 2009)

14	Code of Business Conduct and Ethics (incorporated by reference to our Form 10-K filed on March 18, 2009)

31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a) of the Exchange Act

31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(a) of the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the undersigned has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, Texas, on November 10, 2009.

ADINO ENERGY CORPORATION

By:	/s/ Timothy G. Byrd, Sr.
Timothy G. Byrd, Sr.
Chief Executive Officer, Chief FinancialOfficer, and Director