Form 10-K
period 2009-12-31
ADINO ENERGY CORP
filed 2010-03-31
CIK 700815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

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

(281) 209-9800
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(g) of the Act:

Common stock, $0.001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☐ Yes ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐ Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act:
Yes ☐	No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently competed second fiscal quarter: At March 25, 2010, the market price of all voting and non-voting common equity held by non-affiliates by reference to the closing price of the Company’s stock on such date was $ 0.016.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  At March 26, 2010, there were 93,760,579 shares of common stock outstanding.

TABLE OF CONTENTS

PART I

ITEM 1. DESCRIPTION OF BUSINESS

ORGANIZATION AND GENERAL INFORMATION ABOUT THE COMPANY

Adino Energy Corporation ("Adino" or the "Company"), was incorporated under the laws of the State of Montana on August 13, 1981, under the name Golden Maple Mining and Leaching Company, Inc. In 1985, the Company ceased its mining operations and discontinued all business operations in 1990. The Company then acquired Consolidated Medical Management, Inc. (“CMMI”) and kept the CMMI name. The Company initially focused its efforts on the continuation of the business services offered by CMMI. These services focused on the delivery of turn-key management services for the home health industry, predominately in south Louisiana. The Company exited the medical business in December 2000. In August 2001, the Company decided to refocus on the oil and gas industry. In 2006, we decided to cease our oil and gas activities and focus on becoming a fuel company.

The Company has a subsidiary, Intercontinental Fuels, LLC (“IFL”), a Texas limited liability company, which was founded in 2003. Adino first acquired 75% of IFL’s membership interests in 2003. We now own 100% of IFL.

In January 2008, the Company changed its name to Adino Energy Corporation. We believe that this name better reflects our current and future business activities, as we plan to continue focusing on the energy industry. Specifically, Adino plans on acquiring fuel terminals, outsourcing operations, and selling fuel to others in the fuel supply chain, such as wholesalers, distributors, and jobbers.  Additionally, the Company is focusing on acquisitions in the alternative energy sector.

DESCRIPTION OF BUSINESS

During 2009, 100% of the Company’s revenues resulted from the operations of IFL. IFL operates a fuel storage terminal located in Houston, Texas. The IFL terminal is the only non-branded, independent fuel terminal in North Houston. This terminal distributes petroleum-based products and biodiesel to local wholesale and retail fuel distributors. IFL’s customers include the Metropolitan Transportation Authority of Harris County, Texas, O’Rourke Distribution, and Gulf Hydrocarbon, a leading biodiesel distributor in the Gulf Coast region with national operations.

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

IFL is currently at maximum storage capacity, with five customers that occupy 99% of the terminal’s storage capacity. Two customers represent 74% and 23%, respectively, of the Company’s outstanding accounts receivable at December 31, 2009.

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

Although CERCLA currently contains a "petroleum exclusion" from the definitions of "hazardous substance," state laws affecting our operations impose cleanup liability relating to petroleum and petroleum related products, including crude oil cleanups. In addition, although RCRA regulations currently classify certain oilfield wastes which are uniquely associated with field operations as "non-hazardous," such exploration, development and production wastes could be reclassified by regulation as hazardous wastes, thereby administratively making such wastes subject to more stringent handling and disposal requirements.

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

EMPLOYEES

As of December 31, 2009, Adino has zero employees (except for persons considered statutory employees pursuant to the Internal Revenue Code). We have consulting and management arrangements with our officers and have outsourced our operations to minimize payroll expense. We have contracts with 8 persons, including executive officers, non-executive officers, secretarial and field personnel.

ITEM 2. DESCRIPTION OF PROPERTY

Adino’s executive offices are located at 2500 CityWest Boulevard, Houston, Texas. These premises are leased.

IFL’s headquarters are located at its fuel distribution terminal at 17617 Aldine Westfield Road, Houston, Texas. The terminal is situated on 10 ½ acres adjacent to, and to the west of the George Bush International Airport (IAH). There are 7 fuel storage tanks with a collective capacity of 163,349 barrels of product (6,860,658 gallons). Auxiliary buildings containing 5,800 square feet are present. There are three loading bays for tanker trucks. The terminal is configured to handle 20,000,000 gallons of motor fuel per month through the truck loading racks.  Although not currently connected, a six inch dedicated pipeline connects the terminal to IAH, capable of moving 22,000,000 gallons of jet fuel per month through the pipeline to the airport.

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

A trial date was originally set for July 2009 but was later passed. A new trial date has not been set.

 PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of December 31, 2009, Adino had 93,260,579 shares of common stock outstanding. There are approximately 755 holders of record of our common stock.

The Company’s common stock trades on the Over-the-Counter Bulletin Board (“OTCBB”) operated by the Financial Industry Regulatory Authority, Inc.

The following table sets forth certain information as to the high and low bid quotations quoted on the OTCBB for 2008 and 2009. Information with respect to over-the-counter bid quotations represents prices between dealers, does not include retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

Period	High	Low
Fourth Quarter 2009	$0.03	$0.01
Third Quarter 2009	$0.02	$0.01
Second Quarter 2009	$0.03	$0.02
First Quarter 2009	$0.04	$0.01

Fourth Quarter 2008	$0.14	$0.06
Third Quarter 2008	$0.17	$0.06
Second Quarter 2008	$0.09	$0.04
First Quarter 2008	$0.07	$0.02

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

RECENT SALES OF UNREGISTERED SECURITIES

On June 13, 2007, we issued warrants to our Chairman, Sonny Wooley, and Chief Executive Officer, Timothy G. Byrd, Sr., permitting them to purchase up to 12,000,000 shares each of Adino stock. In November 2007, they relinquished 9,000,000 shares each under these warrants. After this relinquishment, the warrants were exercisable for 3,000,000 shares each of Adino stock at $0.03 per share.   On May 7, 2008, both Mr. Byrd and Mr. Wooley were issued 3,000,000 shares in full settlement of the warrants. Mr. Byrd and Mr. Wooley paid $90,000 for these shares each by converting part of the accrued compensation due to them.

In November 2007, the Company entered into an investment banking agreement with Aurora Financial Services (“Aurora”).  As a portion of its compensation, the Company was to issue Aurora 1,000,000 shares of common stock upfront.  The Company did not have adequate authorized shares to give to Aurora, therefore the Company’s Chairman and Chief Executive Officer each gave Aurora 500,000 personally held, non-restricted shares.  Since the Chairman and Executive Officer gave non-restricted shares on behalf of the Company, the Board approved issuance of 750,000 restricted shares each as repayment. These shares were valued at $0.17 each on November 12, 2007, based upon the closing market price of the Company’s common stock. An expense to the Company of $255,000 was recorded in connection with this issuance. On May 7, 2008, 750,000 shares were issued to each officer, resulting in an additional expense to the Company of $15,000, based upon the stock’s market price at issuance.

The Company awarded our Secretary and director Peggy Behrens 750,000 shares of restricted stock for her service as a director in 2004, 2005 and 2006. This resulted in an accrued expense of $90,000 at December 31, 2007 for these shares based upon the fair market value of the shares at the balance sheet date and is reflected in our stock payable liability at December 31, 2007. The 750,000 shares were issued to Ms. Behrens on May 7, 2008 and resulted in an additional expense to the Company of $7,500, based upon the stock’s market price at issuance.

Also in May 2008, the Company issued 750,000 shares to its former legal counsel and 1,000,000 shares to its former accountant for services rendered, resulting in an additional expense of $15,070, based upon the stock’s market price at issuance.

In July and September 2008, the Company settled outstanding payables for legal and consulting expenses.  The Company issued 653,847 shares of restricted stock in settlement of $29,600.  As consideration for converting the amount to restricted stock, the Company offered the common shares to the vendor at a 30% discount to the closing price on the conversion date, resulting in an additional expense of $9,007 to the Company, based upon the stock’s market price at issuance.

Additionally, in July 2008, the Company settled a demand note in the principal amount of $23,000, issuing 597,403 shares of restricted stock.  As consideration for converting the amount to restricted stock, the Company offered the common shares to the note holder at a 30% discount to the closing price on the conversion date, resulting in an additional expense of $9,857 to the Company, based upon the stock’s market price at issuance.

On August 1, 2008, the Company settled a portion of the outstanding accrued salary for both Mr. Byrd and Mr. Wooley.  Mr. Byrd and Mr. Wooley elected to convert $200,000 and $130,472 of the compensation due to them, respectively, into restricted stock.  As consideration for converting these amounts into restricted stock, the Company offered the common shares at a 30% discount to the closing bid price on the conversion date.  Mr. Byrd and Mr. Wooley were issued 5,102,041 and 3,328,367 shares respectively, resulting in an additional expense of $259,657 to the Company, based upon the stock’s market price at issuance.

On September 29, 2008, we issued a warrant to Lone Star whereby Lone Star can acquire 1,500,000 shares of Adino for $0.04 per share. The warrant also allows Lone Star to purchase these shares on a “cashless” basis.

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

On February 20, 2009, the Company authorized the issuance of 1,500,000 shares each to Mr. Byrd and Mr. Wooley and 500,000 shares to Ms. Behrens. This issuance resulted in an expense to the Company of $52,500 based on the fair market value of the shares at the issuance date.

On March 20, 2009, the Board approved a stock issuance of 1,000,000 shares of restricted common stock to Stuart Sundlun for consulting services.  This issuance resulted in an expense to the Company of $19,000.

In May 2009, the Company settled the lawsuit against CapNet Securities Corporation and related entities.  The settlement called for issuance of 4,500,000 shares of restricted stock to CapNet Securities Corporation and 1,000,000 shares of restricted stock to be issued to CapNet Risk Management, Inc. The settlement and stock issuance resulted in a gain to the Company of $7,896.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. The Company evaluates its estimates on an ongoing basis. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates and assumptions provide a basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and these differences may be material.

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

The Company has performed an analysis and determined that gross revenue reporting is appropriate, since (1) the Company is the primary obligor in the transaction (2) the Company has latitude in establishing price and (3) the Company changes the product and performs part of the service.

Stock-Based Compensation
We record stock-based compensation as a charge to earnings, net of the estimated impact of forfeited awards. As such, we recognize stock-based compensation cost only for those stock-based awards that are estimated to ultimately vest over their requisite service period, based on the vesting provisions of the individual grants. The process of estimating the fair value of stock-based compensation awards and recognizing stock-based compensation cost over their requisite service periods involves significant assumptions and judgments.

We estimate the fair value of stock option awards on the date of grant using a Black-Scholes valuation model which requires management to make certain assumptions regarding: (i) the expected volatility in the market price of the Company’s common stock; (ii) dividend yield; (iii) risk-free interest rates; and (iv) the period of time employees are expected to hold the award prior to exercise (referred to as the expected holding period). The expected volatility under this  valuation model is based on the current and historical implied volatilities from traded options of our common stock. The dividend yield is based on the approved annual dividend rate in effect and current market price of the underlying common stock at the time of grant. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for bonds with maturities ranging from one month to ten years. The expected holding period of the awards granted is estimated using the historical exercise behavior of employees. In addition, we estimate the expected impact of forfeited awards and recognize stock-based compensation cost only for those awards expected to vest. We use historical experience to estimate projected forfeitures. If actual forfeiture rates are materially different from our estimates, stock-based compensation expense could be significantly different from what we have recorded in the current period. We periodically review actual forfeiture experience and revise our estimates, as considered necessary. The cumulative effect on current and prior periods of a change in the estimated forfeiture rate is recognized as compensation cost in earnings in the period of the revision.

Goodwill and Intangible Assets
Goodwill is our single largest asset. We evaluate the recoverability and measure the potential impairment of our goodwill annually. The annual impairment test is a two-step process that begins with the estimation of the fair value of the reporting unit. The first step screens for potential impairment and the second step measures the amount of the impairment, if any. Our estimate of fair value considers the financial projections and future prospects of our business, including its growth opportunities and likely operational improvements. As part of the first step to assess potential impairment, we compare our estimate of fair value for the reporting unit to the book value of the reporting unit. We determine the fair value of the reporting units based on the income approach. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. If the book value is greater than our estimate of fair value, we would then proceed to the second step to measure the impairment, if any. The second step compares the implied fair value of goodwill with its carrying value. The implied fair value is determined by allocating the fair value of the reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. If the carrying amount of the reporting unit’s goodwill is greater than its implied fair value, an impairment loss will be recognized in the amount of the excess. We believe our estimation methods are reasonable and reflect common valuation practices.

On a quarterly basis, we perform a review of our business to determine if events or changes in circumstances have occurred which could have a material adverse effect on the fair value of the Company and its goodwill. If such events or changes in circumstances were deemed to have occurred, we would perform an impairment test of goodwill as of the end of the quarter, consistent with the annual impairment test performed at the end of our fiscal year on December 31, and record any noted impairment loss.

Based on the evaluations performed by management, there were no indicators of impairment at December 31, 2009 or 2008.

Income Taxes
The Company uses the asset and liability approach to account for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period when the change is enacted.

On January 1, 2007, the Company adopted an accounting standard which clarifies the accounting for uncertainty in income taxes recognized in financial statements. This standard provides guidance on recognizing, measuring, presenting and disclosing in the financial statements uncertain tax positions that a company has taken or expects to take on a tax return. See Note 11 for further information related to the Company’s accounting for uncertainty in income taxes.

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

 With the “greening” of America and the world’s push for renewable and sustainable fuels, Adino will aggressively seek opportunities that involve existing or new technologies that can replace traditional carbon footprints.  This will be accomplished through strategic partnerships.

The Company also intends to explore opportunities created for “green” companies under the stimulus bill recently signed into law.

To accomplish future growth, the Company is exploring listing on one or more foreign stock exchanges in order to augment our ability to raise capital.

RESULTS OF OPERATIONS

Revenue: In 2009, the Company experienced a revenue increase of $97,874, or 5% over 2008.  Revenue increased from $2,088,662 for the year ended December 31, 2008 to $2,186,536 for the year ended December 31, 2009.  In 2008, Adino had a management contract that accounted for $250,000 of the Company’s revenue.  This contract was not active in 2009.  The Company’s main revenue source was its wholly owned subsidiary, IFL.  IFL added 2 new customers in 2009, accounting for the increased terminal revenue in 2009 of $347,874 or 18.9%.  The terminal management places emphasis on utilizing the storage and throughput capacity of the facility to maximize potential revenue.

Net Income/Loss: Fiscal year 2009 was Adino’s first year of posting net income since acquiring the IFL terminal. We believe that our 2009 net income of $23,029, while small, is an important milestone for the Company. In 2008, the Company posted a net loss of $546,424. The greatest contributor to our net income, however, was an almost $400,000 gain from the lawsuit settled in 2007 with 17617 Aldine Westfield, LLC. Decreased interest expense helped produce our 2009 income as well.

Cost of Product Sales:  As customers take their fuel from the IFL terminal, certain fuel additives must be mixed with the diesel to comply with state and federal regulations.  In an effort to decrease product cost volatility and improve operational efficiency, IFL contracted with a third party fuel additive provider for all fuel additives beginning in April 2008.  This allowed IFL to realize efficiencies in required additive purchases.  The Company realized an increase in product sales expense of $69,566, or 14%, for the period ended December 31, 2009 over 2008, primarily due to the increased throughput volumes for 2009.   Total costs were $556,982 for the period ended December 31, 2009 compared to $487,416 for the same period in 2008.

Terminal Management:  The Company has outsourced its terminal operations since July 2007.  The monthly contract includes employee salaries and benefits, terminal operational expenses, minor repairs, maintenance, insurance and other ancillary operating expenses.  Terminal management expense in 2009 was $400,980, a decrease of $25,520 or 6% over the expense incurred in 2008 of $426,500.  Management is encouraged by the success of this alliance and plans to utilize the terminal management model in any future acquisitions.

General and Administrative:  The Company had an increase in general and administrative expense from 2008 to 2009 of $353,469 primarily due to an increase in rent expense on the IFL terminal.  From April 2007 through September 2008, the terminal lease was accounted for as a capital lease, therefore no rent expense was recorded.  On October 1, 2008, IFL began a five-year lease on the terminal with the new terminal owner, Lone Star Fuel Storage and Transfer, LLC (“Lone Star”).  This lease is being accounted for as an operating lease.  Rent expense during the course of the lease is recognized at $31,854 per month.  IFL recognized 3 months of rent expense under the new lease from October to December 2008 and a full year of expense, $382,248 in 2009.

Legal and Professional:  Legal and professional expense was $182,463 at December 31, 2009, compared to $231,302 at December 31, 2008, a decrease of $48,839 or 21%.  The Company experienced an increase in accounting fees in 2008, resulting from additional work associated with the Company’s restatements of its financial statements for 2003, 2004, 2005 and 2006.  These restatements are reflected in Adino’s annual report for the fiscal year ended December 31, 2007.

Consulting Expense:  The Company’s consulting expenses increased by $111,864 or 18% from 2008 to 2009.  The increased expense for 2009 was primarily due to an additional $48,000 for management compensation and accounting personnel employed by IFL.

Repairs:  The Company’s terminal repair expense was $8,038 and $1,073 for the periods ended December 31, 2008 and 2009 respectively, a decrease of 87%.   Ancillary repair and maintenance items are covered under the terminal management agreement and are paid directly by the terminal manager, thus the low expense amounts for both years.

Depreciation Expense:  Depreciation for the year ended December 31, 2009 was $12,172 compared to $183,756 for the same period in 2008.  In 2008, IFL recorded 9 months of depreciation prior to the lease expiration on September 30, 2008.   As the new terminal operating lease with Lone Star began on October 1, 2008, there is no depreciation recorded in the last quarter of 2008 or 2009, accounting for the reduction in depreciation expense. The 2009 depreciation expense results from a small amount of vehicle and tenant improvements.

Operating Supplies: Operating supplies are primarily provided for in the terminal manager contract.  Expense for the years ended December 31, 2008 and 2009 were $9,472 and $7,270, respectively.

Interest Income:  Interest income decreased $10,399 or 14% from 2008 to 2009.  Total income was $64,876 and $75,275 for the years ended December 31, 2009 and 2008, respectively.  The Company has agreed to an amendment on the $750,000 note receivable with Mr. Sundlun.  This amendment extends the maturity date of the note to August 2011 at no additional interest past the original maturity date of November 6, 2008.  This change accounts for the reduction in interest income.

Interest Expense:  Interest expense to the Company was $534,154 at December 31, 2008 compared to $165,591 at December 31, 2009, an increase of $368,563.  In 2008, the Company incurred interest expense associated with the previous IFL terminal capital lease. Payments made under a capital lease are capitalized and a portion of the payment is recorded as interest expense.  The IFL terminal lease comprised $366,735, or 69%, of the Company’s total interest expense in 2008.  As this lease expired September 30, 2008, there are no amounts related to this lease in the fourth quarter of 2008 or in 2009.  Other interest amounts remained constant.

Loss from Stock Valuation:  At December 31, 2007, the Company had several stock payables for a total of 10,757,000  shares. These shares could not be issued, however, due to the Company’s lack of authorized capital.  At our annual meeting in January 2008, the Company’s stockholders approved an increase in our authorized capital from 50 million shares to 500 million shares. In the second quarter of 2008, the Company issued stock to satisfy the outstanding stock payable amounts.  The Company also issued stock to settle various accounts payable and accrued expenses in July and October, 2008.  See Note 10 for more information regarding these transactions.  With these issuances, the Company experienced a loss of $159,963, due to changes in stock valuation.  There was no corresponding activity for 2009.

Gain from Lawsuit / Sale:  The lawsuit settlement on March 23, 2007 resulted in a gain to the Company of $1,480,383.  The transaction was deemed to be a sale/leaseback, and therefore the gain was recognized over the life of the capitalized asset, 15 years. Expense for 2008 resulted in gain recognition or $74,019.

On September 30, 2008, the Company assigned its rights to purchase the IFL terminal to Lone Star.  As of this date, the unamortized gain from lawsuit was $1,332,345.  The Company’s transaction with Lone Star resulted in an additional gain of $624,047.  These amounts, totaling $1,956,392, will be amortized over the 60 month life of the Lone Star operating lease.  See Notes 3 and 15 of the Company’s audited financial statements for more information regarding these transactions.

Cash:  The Company’s cash balance at December 31, 2009 of $502,542 is considerably higher than the balance at December 31, 2008 of $30,228.  The increase is largely due to the payoff of a note receivable the Company had with Fuel Streamers, Inc.  The note balance of $276,060 was paid in full during October, 2009.  Further cash balance increased was due to IFL receiving customer deposits during the third and fourth quarters of 2009 totaling $110,000.

 LIQUIDITY AND CAPITAL RESOURCES

During the years 2003 to 2006, Adino had substantial liquidity and cash flow problems due to its lack of operating revenues. In 2008 and 2009, the Company’s liquidity and cash flow improved due to revenues generated by IFL; however, we still experienced liquidity problems due to debts incurred by Adino and IFL in prior years.

As of December 31, 2009, the Company has a working capital deficit of $2,502,232 and total stockholders’ deficit of $2,497,768.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern depends upon its ability to obtain funding for its working capital deficit. Of the outstanding current liabilities at December 31, 2009, $391,272 is a non-cash deferred gain on the terminal transaction.  Additionally, $1,023,687 of the outstanding current liability is due to certain officers and directors for prior years’ accrued compensation.  They have agreed in writing to postpone payment if necessary, should the Company need capital it would otherwise pay these individuals.  The Company plans to satisfy current year and future cash flow requirements through its existing business operations. The Company also hopes to pursue merger and acquisition opportunities including the expansion of existing business opportunities.

COMPETITION

The market for fuel storage is localized by its nature. Fuel wholesalers need quick and close access to fuel to supply their customers. As a result, the relevant market may not be a city, but only a certain part of a city.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Adino Energy Corporation
Houston, Texas

We have audited the accompanying consolidated balance sheets of Adino Energy Corporation (the “Company”) as of December 31, 2009 and 2008 and the related statements of operations, stockholders' deficit and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Adino Energy Corporation as of December 31, 2009 and 2008 and the results of its operations and cash flows for the period described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has suffered recurring losses from operations and maintains a working capital deficit. These matters raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that may result should the Company be unable to continue as a going concern. See note 2 to the financial statements for further information regarding this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com
Houston, Texas
March 23, 2010

ADINO ENERGY CORPORATION
Consolidated Balance Sheets
AS OF DECEMBER 31, 2009 AND DECEMBER 31, 2008

	December 31, 2009	December 31, 2008
ASSETS
Cash in bank	$502,542	$30,228
Accounts receivable	96,734	81,472
Note receivable – current portion	-	60,094
Prepaid assets	255	5,702
Total current assets	599,531	177,496

Fixed assets, net of accumulated depreciation of $28,366 and $26,758 , respectively	32,659	62,793
Goodwill	1,559,240	1,559,240
Note receivable, net of unamortized discount of $114,138 and $168,781, respectively	635,862	847,096
Interest receivable	375,208	375,208
Total non-current assets	2,602,969	2,844,337

TOTAL ASSETS	$3,202,500	$3,021,833

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable	$511,747	$702,753
Accounts payable - related party	42,871	-
Accrued liabilities	330,568	133,521
Accrued liabilities – related party	1,023,687	766,214
Notes payable – current portion	291,618	397,751
Interest payable	510,000	360,000
Deferred gain on sale/leaseback – current portion	391,272	391,278
Total current liabilities	3,101,763	2,751,517

Deferred gain on sale/leaseback	1,076,022	1,467,295
Notes payable	1,522,483	1,554,813

TOTAL LIABILITIES	5,700,268	5,773,625

STOCKHOLDERS’ DEFICIT

Preferred stock, $.001 par value, 20,000,000 shares authorized, no shares outstanding	-	-
Capital stock, $0.001 par value, 500,000,000 shares authorized, 93,260,579 and 83,260,579 shares issued and outstanding at December 31, 2009 and December 31, 2008, respectively	93,260	83,260
Additional paid in capital	13,527,242	13,306,247
Retained deficit	(16,118,270)	(16,141,299)
Total stockholders’ deficit	(2,497,768)	(2,751,792)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,202,500	$3,021,833

The accompanying notes are an integral part of these financial statements.

ADINO ENERGY CORPORATION
Consolidated Statements of Operations
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	Year Ended December 31, 2009	Year Ended December 31, 2008
REVENUES
Revenues	$2,186,536	$2,088,662

OPERATING EXPENSES
Cost of product sales	556,982	487,416
Terminal management	400,980	426,500
General and administrative	584,192	230,723
Legal and professional	182,463	231,302
Consulting fees	722,739	610,875
Repairs	1,073	8,038
Depreciation expense	12,172	183,756
Operating supplies	7,270	9,472
Total operating expenses	2,467,871	2,188,082

OPERATING LOSS	(281,335)	(99,420)

OTHER INCOME AND EXPENSES
Interest income	64,876	75,275
Interest expense	(165,591)	(534,154)
Other income (expense)	5,904	-
Loss from stock valuation	-	(159,963)
Gain from lawsuit / sale	399,175	171,838
Total other income and expenses	304,364	(447,004)

NET INCOME (LOSS)	$23,029	$(546,424)

Net income (loss) per share, basic and diluted	$0.00	$(0.01)

Weighted average shares, basic and diluted	90,731,812	65,733,666

The accompanying notes are an integral part of these financial statements.

ADINO ENERGY CORPORATION
Consolidated Statement of Changes in Stockholders’ Deficit
FOR THE YEARS ENDED DECEMBER 31, 2008 and 2009

	Shares	Amount	Additional Paid in Capital	Retained Deficit	Total
Balance December 31, 2007	49,544,226	$49,544	$11,228,933	$(15,594,875)	$(4,316,398)

Options issued for services	-	-	46,299	-	46,299
Warrants exercised – officers	6,000,000	6,000	174,000	-	180,000
Shares issued for stock payable	10,757,000	10,757	1,064,943	-	1,075,700
Shares issued for services – related party	2,000,000	2,000	114,000	-	116,000
Shares issued for accounts payable and accrued expenses	14,959,353	14,959	857,743	-	872,702
Discount on note receivable	-	-	(179,671)	-	(179,671)
Net loss	-	-	-	(546,424)	(546,424)
Balance December 31, 2008	83,260,579	$83,260	$13,306,247	$(16,141,299)	$(2,751,792)

Options issued for services	-	-	21,995	-	21,995
Shares issued for services - officers	3,500,000	3,500	49,000	-	52,500
Shares issued for services	1,000,000	1,000	18,000	-	19,000
Shares issued in lawsuit settlement	5,500,000	5,500	132,000	-	137,500
Net income	-	-	-	23,029	23,029
Balance December 31, 2009	93,260,579	$93,260	$13,527,242	$(16,118,270)	$(2,497,768)

The accompanying notes are an integral part of these financial statements.

ADINO ENERGY CORPORATION
Consolidated Statements of Cash Flows
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	December 31, 2009	December 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$23,029	$(546,424)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,172	183,756
Amortization of discount on note receivable	(54,643)	(10,889)
Options issued for services	21,995	-
Stock based compensation	52,500	162,300
Shares issued for services	19,000	-
Loss from stock valuation	-	159,963
Gain on asset disposal	(2,205)	-
Gain from lawsuit / sale amortization	(399,175)	(171,838)

Change in operating assets and liabilities:
Accounts receivable	(15,262)	(105,678)
Inventory	-	4,177
Other assets	5,447	(64,356)
Accounts payable and accrued liabilities	501,781	175,948
Lease obligation	-	216,737
Net cash provided by operating activities	164,639	3,696

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(10,264)	(58,640)
Principal payments on note receivable	325,971
Net cash provided by (used in) investing activities	315,707	(58,640)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on note payable	-	10,500
Principal payments on note payable	(8,032)	(16,592)
Net cash used in financing activities	(8,032)	(6,092)

Net change in cash and cash equivalents	472,314	(61,036)
Cash and cash equivalents, beginning of period	30,228	91,264
Cash and cash equivalents, end of period	$502,542	$30,228

Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental disclosures of non-cash information:
Warrants exercised for payables	$-	$180,000
Stock issued for payables	$-	$1,573,298
Termination of capital lease	$-	$3,572,721
Exchange of accounts receivable for note receivable	$-	$325,971
Discount on note receivable	$-	$179,671

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

The Company maintains its cash in well known banks selected based upon management’s assessment of the banks’ financial stability. Balances rarely exceed the $250,000 federal depository insurance limit. The Company has not experienced any losses on deposits and believes the risk of loss is minimal.

For the years ended December 31, 2009 and 2008, we had no reserve for doubtful accounts as all of our receivables were collected early in the subsequent year or had no expectation of loss. Management assesses the need for an allowance for doubtful accounts based upon the financial strength of our customers, historical experience with our customers and the aging of the amounts due.

Cash Equivalents

For purposes of reporting cash flows, the Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.  We had no cash equivalents at either December 31, 2009 or December 31, 2008.

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

Revenue Recognition

IFL earns revenue from both throughput and storage fees on a monthly basis. The Company recognizes revenue from throughput fees in the month that the services are provided based upon contractually determined rates. The Company recognizes storage fee revenue in the month that the service is provided in accordance with our customer contracts.  As described above, in accordance with the requirements of Staff Accounting Bulletin 104, the Company recognizes revenue when (1) persuasive evidence of an arrangement exists (contracts) (2) delivery has occurred (monthly) (3) the seller’s price is fixed or determinable (per the customer’s contract) and (4) collectability is reasonably assured (based upon our credit policy).

The Company has performed an analysis and determined that gross revenue reporting is appropriate, since (1) the Company is the primary obligor in the transaction (2) the Company has latitude in establishing price and (3) the Company changes the product and performs part of the service.

Income Taxes

The Company uses the asset and liability approach to account for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period when the change is enacted.

On January 1, 2007, the Company adopted an accounting standard which clarifies the accounting for uncertainty in income taxes recognized in financial statements. This standard provides guidance on recognizing, measuring, presenting and disclosing in the financial statements uncertain tax positions that a company has taken or expects to take on a tax return. See Note 11 for further information related to the Company’s accounting for uncertainty in income taxes.

Income (Loss) Per Share

Current guidance requires earnings per share to be computed and reported as both basic EPS and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income by the weighted average number of common shares and dilutive common stock equivalents (convertible notes and interest on the notes, stock awards and stock options) outstanding during the period. Dilutive EPS reflects the potential dilution that could occur if options to purchase common stock were exercised for shares of common stock.   Basic and diluted EPS are the same as the effect of our potential common stock equivalents would be anti-dilutive.

Stock-Based Compensation

We record stock-based compensation as a charge to earnings, net of the estimated impact of forfeited awards. As such, we recognize stock-based compensation cost only for those stock-based awards that are estimated to ultimately vest over their requisite service period, based on the vesting provisions of the individual grants. The process of estimating the fair value of stock-based compensation awards and recognizing stock-based compensation cost over their requisite service periods involves significant assumptions and judgments.

We estimate the fair value of stock option awards on the date of grant using a Black-Scholes valuation model which requires management to make certain assumptions regarding: (i) the expected volatility in the market price of the Company’s common stock; (ii) dividend yield; (iii) risk-free interest rates; and (iv) the period of time employees are expected to hold the award prior to exercise (referred to as the expected holding period). The expected volatility under this valuation model is based on the current and historical implied volatilities from traded options of our common stock. The dividend yield is based on the approved annual dividend rate in effect and current market price of the underlying common stock at the time of grant. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for bonds with maturities ranging from one month to ten years. The expected holding period of the awards granted is estimated using the historical exercise behavior of employees. In addition, we estimate the expected impact of forfeited awards and recognize stock-based compensation cost only for those awards expected to vest. We use historical experience to estimate projected forfeitures. If actual forfeiture rates are materially different from our estimates, stock-based compensation expense could be significantly different from what we have recorded in the current period. We periodically review actual forfeiture experience and revise our estimates, as considered necessary. The cumulative effect on current and prior periods of a change in the estimated forfeiture rate is recognized as compensation cost in earnings in the period of the revision.

The company has granted options and warrants to purchase Adino’s common stock.  These instruments have been valued using the Black-Scholes model and are fully detailed in Note 10.

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

For the years ended December 31, 2009 and 2008, Adino evaluated and determined that no impairment was warranted on the assets of Adino Energy Corporation or its subsidiary, Intercontinental Fuels, LLC.

Goodwill

Goodwill is our single largest asset. We evaluate the recoverability and measure the potential impairment of our goodwill annually. The annual impairment test is a two-step process that begins with the estimation of the fair value of the reporting unit. The first step screens for potential impairment and the second step measures the amount of the impairment, if any. Our estimate of fair value considers the financial projections and future prospects of our business, including its growth opportunities and likely operational improvements. As part of the first step to assess potential impairment, we compare our estimate of fair value for the reporting unit to the book value of the reporting unit. We determine the fair value of the reporting units based on the income approach. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. If the book value is greater than our estimate of fair value, we would then proceed to the second step to measure the impairment, if any. The second step compares the implied fair value of goodwill with its carrying value. The implied fair value is determined by allocating the fair value of the reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. If the carrying amount of the reporting unit’s goodwill is greater than its implied fair value, an impairment loss will be recognized in the amount of the excess. We believe our estimation methods are reasonable and reflect common valuation practices.

On a quarterly basis, we perform a review of our business to determine if events or changes in circumstances have occurred which could have a material adverse effect on the fair value of the Company and its goodwill. If such events or changes in circumstances were deemed to have occurred, we would perform an impairment test of goodwill as of the end of the quarter, consistent with the annual impairment test performed at the end of our fiscal year on December 31, and record any noted impairment loss.

Based on the evaluations performed by management, there were no indicators of impairment at December 31, 2009.

Fair Value of Financial Instruments

On January 1, 2008, the Company adopted a new standard related to the accounting for financial assets and financial liabilities and items that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually. This standard provides a single definition of fair value and a common framework for measuring fair value as well as new disclosure requirements for fair value measurements used in financial statements. Fair value measurements are based upon the exit price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants exclusive of any transaction costs, and are determined by either the principal market or the most advantageous market. The principal market is the market with the greatest level of activity and volume for the asset or liability. Absent a principal market to measure fair value, the Company would use the most advantageous market, which is the market that the Company would receive the highest selling price for the asset or pay the lowest price to settle the liability, after considering transaction costs. However, when using the most advantageous market, transaction costs are only considered to determine which market is the most advantageous and these costs are then excluded when applying a fair value measurement. The adoption of this standard did not have a material effect on the Company’s financial position, results of operations or cash flows.

On January 1, 2009, the Company adopted an accounting standard for applying fair value measurements to certain assets, liabilities and transactions that are periodically measured at fair value. The adoption did not have a material effect on the Company’s financial position, results of operations or cash flows.

In August 2009, the FASB issued an amendment to the accounting standards related to the measurement of liabilities that are routinely recognized or disclosed at fair value. This standard clarifies how a company should measure the fair value of liabilities, and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard. This standard became effective for the Company on October 1, 2009. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

The fair value accounting standard creates a three-level hierarchy to prioritize the inputs used in the valuation techniques to derive fair values. The basis for fair value measurements for each level within the hierarchy is described below with Level 1 having the highest priority and Level 3 having the lowest.

Level 1:	Quoted prices in active markets for identical assets or liabilities.

Level 2:
Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are observable in active markets.

Level 3:	Valuations derived from valuation techniques in which one or more significant inputs are unobservable.

The Company’s largest asset, goodwill, is valued using Level 3 criterion.  See “Goodwill”, above and Note 6 for additional discussion.

Reclassification

Certain amounts reported in the prior period financial statements have been reclassified to the current period presentation.

Recently Issued Accounting Pronouncements

On January 1, 2009, the Company adopted a new accounting standard issued by the FASB related to accounting for business combinations using the acquisition method of accounting (previously referred to as the purchase method). Among the significant changes, this standard requires a redefining of the measurement date of a business combination, expensing direct transaction costs as incurred, capitalizing in-process research and development costs as an intangible asset and recording a liability for contingent consideration at the measurement date with subsequent re-measurements recorded in the results of operations. This standard also requires costs for business restructuring and exit activities related to the acquired company to be included in the post-combination financial results of operations and also provides new guidance for the recognition and measurement of contingent assets and liabilities in a business combination. In addition, this standard requires several new disclosures, including the reasons for the business combination, the factors that contribute to the recognition of goodwill, the amount of acquisition related third-party expenses incurred, the nature and amount of contingent consideration, and a discussion of pre-existing relationships between the parties. The application of this standard did not affect the Company during 2009.

On January 1, 2009, the Company adopted a new accounting standard issued by the FASB that establishes accounting and reporting standards for noncontrolling interests in a subsidiary in consolidated financial statements, including deconsolidation of a subsidiary. This standard requires entities to record the acquisition of noncontrolling interests in subsidiaries initially at fair value. The adoption of this standard did not impact earnings per share attributable to Adino Energy Corporation’s common stockholders as there were no changes in the Company’s ownership interests in subsidiaries or deconsolidation of subsidiaries for the year ended December 31, 2009.

On January 1, 2009, the Company adopted a new accounting standard issued by the FASB related to the disclosure of derivative instruments and hedging activities. This standard expanded the disclosure requirements about an entity’s derivative financial instruments and hedging activities, including qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.

Effective June 30, 2009, the Company adopted a newly issued accounting standard related to accounting for and disclosure of subsequent events in its consolidated financial statements. This standard provides the authoritative guidance for subsequent events that was previously addressed only in United States auditing standards. This standard establishes general accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued and requires the Company to disclose the date through which it has evaluated subsequent events and whether that was the date the financial statements were issued or available to be issued. This standard does not apply to subsequent events or transactions that are within the scope of other applicable GAAP that provide different guidance on the accounting treatment for subsequent events or transactions. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued an amendment to the accounting standards related to the consolidation of variable interest entities (“VIE”). This standard provides a new approach for determining which entity should consolidate a VIE, how and when to reconsider the consolidation or deconsolidation of a VIE and requires disclosures about an entity’s significant judgments and assumptions used in its decision to consolidate or not consolidate a VIE. Under this standard, the new consolidation model is a more qualitative assessment of power and economics that considers which entity has the power to direct the activities that “most significantly impact” the VIE’s  economic performance and has the obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE. This standard is effective for the Company as of January 1, 2010 and the Company does not expect the impact of its adoption to be material to its consolidated financial statements.

In October 2009, the FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminates the use of the residual method for allocating arrangement consideration and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard will become effective for the Company on January 1, 2011.

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition accounting standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This standard will become effective for the Company on January 1, 2011.

In January 2010, the FASB issued an amendment to the accounting standards related to the disclosures about an entity’s use of fair value measurements. Among these amendments, entities will be required to provide enhanced disclosures about transfers into and out of the Level 1 (fair value determined based on quoted prices in active markets for identical assets and liabilities) and Level 2 (fair value determined based on significant other observable inputs) classifications, provide separate disclosures about purchases, sales, issuances and settlements relating to the tabular reconciliation of beginning and ending balances of the Level 3 (fair value determined based on significant unobservable inputs) classification and provide greater disaggregation for each class of assets and liabilities that use fair value measurements. Except for the detailed Level 3 roll-forward disclosures, the new standard is effective for the Company for interim and annual reporting periods beginning after December 31, 2009. The requirement to provide detailed disclosures about the purchases, sales, issuances and settlements in the roll-forward activity for Level 3 fair value measurements is effective for the Company for interim and annual reporting periods beginning after December 31, 2010. The Company does not expect that the adoption of this new standard will have a material impact to its consolidated financial statements.

NOTE 2-GOING CONCERN

As of December 31, 2009, the Company has a working capital deficit of $2,502,232 and total stockholders’ deficit of $2,497,768.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern depends upon its ability to obtain funding for its working capital deficit. Of the outstanding current liabilities at December 31, 2009, $391,272 is a non-cash deferred gain on the terminal transaction (See Note 3 for a complete explanation of the deferred settlement gain).  Additionally, $1,023,687 of the outstanding current liability is due to certain officers and directors for prior years’ accrued compensation.  These officers and directors have agreed in writing to postpone payment if necessary, should the Company need capital it would otherwise pay these individuals.  The Company plans to satisfy current year and future cash flow requirements through operations and merger and acquisition opportunities including the expansion of existing business opportunities.  The Company expects these growth opportunities to be financed by a combination of equity and debt capital; however, in the event the Company is unable to obtain additional debt and equity financing, the Company may not be able to continue its operations.

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

Due to the difficult credit markets, the Company was unable to secure financing for the Houston terminal facility and assigned its rights under the terminal purchase option to Lone Star Fuel Storage and Transfer, LLC (“Lone Star”).  Lone Star purchased the terminal from 17617 Aldine Westfield, LLC on September 30, 2008.  Lone Star then entered into a five year operating lease with option to purchase with IFL.  The five year lease has monthly rental payments of $30,000, escalating 3% per year.  IFL’s purchase option allows for the terminal to be purchased at any time prior to October 1, 2009 for $7,775,552.  The sale price escalates $1,000,000 per year after this date, through the lease expiration date of September 30, 2013.  The Company recognizes the escalating lease payments on a straight line basis.  As of December 31, 2009, the Company has not exercised its option to purchase the Houston terminal facility.

The Lone Star lease was evaluated and was deemed to be an operating lease.

The transactions that led to the above two leases both resulted in gains to the Company.  The lawsuit settlement just prior to the lease with 17617 Aldine Westfield Road, LLC resulted in a gain to the Company of $1,480,383.  The Company initially amortized this gain over the life of the capital lease (18 months), but later recognized that this time frame was in error.  The appropriate amortization period for the gain is the life of the capital asset, or 15 years.   The Company has restated all appropriate periods to reflect this change and reported those changes in its annual report for the year ended December 31, 2008.

At the expiration of the capital lease, September 30, 2008, the remaining gain of $1,332,345 was rolled into the gain on the sale assignment transaction with Lone Star of $624,047.  The total remaining gain to be amortized as of September 30, 2008 of $1,956,392 will be amortized over the life of the Lone Star operating lease, or 60 months.  The operating lease expires as of September 30, 2013.  This treatment is consistent with sale leaseback gain recognition rules.

NOTE 4 – EQUIPMENT

The following is a summary of this category:

	December 31, 2009	December 31, 2008
Vehicles	$47,427	$86,217
Leasehold Improvements	10,264	-
Office Equipment	3,334	3,334
Subtotal	61,025	89,551
Less: Accumulated Depreciation	(28,366)	(26,758)
Total	$32,659	$62,793

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

On August 7, 2006, IFL repurchased the units sold to Mr. Sundlun. The entire amount due from Mr. Sundlun and payable to Mr. Sundlun is reported at gross in the Company's financial statements. The right of offset does not officially exist even though it has been discussed. In accordance with current guidance, the Company did not net the note receivable against the note payable. Current guidance states “It is a general principal of accounting that the offsetting of assets and liabilities in the balance sheet is improper except where a right of setoff exists.” Although both parties agreed verbally that a net payment would be acceptable, no formal documentation exists of this verbal agreement.

The Company's position to not offset the amounts is further substantiated by current guidance as follows, due to lacking two of the four general criteria:  (1) The Company does not have the legal right to offset even though that is the Company's intention and (2) Neither of the notes contains a specific right of offset.

In addition to the above facts, the note holder provided a separate written confirmation to the Company's auditors at December 31, 2008 of both the note payable and note receivable balances, respectively.

The Company's net notes receivable and payable to and from Mr. Sundlun are a net payable of $750,000.

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

Interest accrued on the Sundlun note receivable was $375,208 at December 31, 2008 and 2009.

At December 31, 2008, Adino and Fuel Streamers negotiated a conversion of the Fuel Streamers accounts receivable balance of $325,971 to a note receivable.  The 5 year, 4% note allows for monthly payments of $6,003 until the maturity date of December 31, 2013.  There was no prepayment penalty.  Fuel Streamers paid the note in full on November 25, 2009.

A schedule of the balances at December 31, 2009 and 2008 is as follows:

	December 31, 2009	December 31, 2008

Sundlun, net of unamortized discount	$635,862	$581,219
Fuel Streamers	$-	325,971
Total notes receivable	$635,862	$907,190
Less: current portion	-	(60,094)
Total long-term notes receivable	$635,862	$847,096

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

Adino evaluated the aggregate goodwill for impairment at December 31, 2008 and 2009 and has determined that the fair value of the reporting unit exceeds its carrying amount and hence the goodwill is not impaired.

NOTE 7 – ACCRUED LIABILITIES / ACCRUED LIABILITIES –RELATED PARTY

Other liabilities and accrued expenses consisted of the following as of December 31, 2009 and 2008:

	December 31, 2009	December 31, 2008

Accrued accounting and legal fees	119,000	126,362
Customer deposits	110,000	-
Property tax accrual	76,446	-
Deferred lease liability	25,122	7,159
Total accrued liabilities	$330,568	$133,521

Accrued salaries-related party	$1,023,687	$766,214

Deferred lease liability:  The Lone Star lease is being expensed by the straight line method as required by current guidance, resulting in a  deferred lease liability that will be extinguished by the lease termination date of September 30, 2013.

Accrued salaries – related party:  During 2008, both Mr. Byrd and Mr. Wooley settled a portion of their outstanding accrued salaries with common stock.  See Notes 12 and 13 for a thorough discussion of these transactions.

NOTE 8 - NOTES PAYABLE

	December 31, 2009	December 31, 2008
Note payable - Stuart Sundlun, bearing interest of 10% per annum, due August 7, 2011	$1,500,000	$1,500,000
Note payable - Bill Gaines, non interest bearing, due on demand	9,000	9,000
Note payable - Gulf Coast Fuels, bearing interest of $25,000, due on demand	275,000	275,000
Capnet Risk Management – settled, March 2009 - see Note 9	-	100,000
Note payable - GMAC, bearing interest of 11.7% per annum with 60 monthly payments of $895, due May 13, 2013 and Note payable - GMAC, bearing interest of 8.91% per annum with 60 monthly payment of $803, due November 14, 2012 - paid April 2009	30,101	68,564

Total notes payable	$1,814,101	$1,952,564
Less current portion	(291,618)	(397,751)
Long term note payable	$1,522,483	$1,554,813

In April 2009, the vehicle associated with the GMAC note payable due November 14, 2012 was sold and the note retired.

The table below reflects the aggregate principal maturities of long-term debt for years ended December 31:

Principal

2010	$291,618
2011	15,371
2012	1,517,031
2013	18,071
2014	4,340
Total	$1,952,564

NOTE 9 – STOCK

COMMON STOCK

The Company's common stock has a par value of $0.001. There were 50,000,000 shares authorized as of December 31, 2007.  At the Company’s January 2008 shareholder meeting, the shareholders voted to increase the authorized common stock to 500,000,000 shares.  As of December 31, 2009 and December 31, 2008, the Company had 93,260,579 and 83,260,579 shares issued and outstanding, respectively.

In 2006, Mr. Byrd and Wooley each elected to convert a portion of their accrued salaries into Adino stock. As a result, the Company agreed to issue Mr. Byrd and Mr. Wooley 5,000,000 shares each of common stock. On April 13, 2007, they partially exercised their warrants and the Company issued each of them 2,500,000 shares of common stock. The remaining shares of common stock to be issued were reflected in the Company’s stock payable liability at December 31, 2007.  The shares were issued during 2008.

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

On February 20, 2009, the Company authorized restricted share issuances to the Board of Directors. Both Mr. Byrd and Mr. Wooley were granted 1,500,000 shares each and Ms. Behrens was granted 500,000 shares, resulting in an expense to the Company of $52,500 based on the fair market value of the shares at the issuance date.

On March 20, 2009, the Board approved a stock issuance of 1,000,000 shares of restricted common stock to Stuart Sundlun for consulting services.  This issuance resulted in an expense to the Company of $19,000, based on the stock’s market price at date of issuance.

In May 2009, the Company settled its lawsuit against CapNet Securities Corporation and related entities. The settlement called for the issuance of 4,500,000 shares of restricted stock to CapNet Securities Corporation and 1,000,000 shares of restricted stock to be issued to CapNet Risk Management, Inc. The settlement and stock issuance resulted in a net gain to the Company of $7,896, based upon the stock’s market price at date of issuance.

As a result of the above common stock issuances, as of December 31, 2009, there were 93,260,579 shares outstanding.

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

NOTE 10 - STOCK OPTIONS / STOCK WARRANTS

The Company’s employment agreement with Mr. Byrd and Mr. Wooley during the years ended 2003 - 2006 provided that they be paid a salary of $156,000 per year. However, from 2003 to 2006, Mr. Byrd’s and Wooley’s salaries accrued but were not paid due to the Company’s severe cash flow problems. Mr. Byrd and Wooley may require the Company to pay the accrued amounts at any time.

On April 3, 2007, Mr. Byrd and Mr. Wooley elected to convert part of their accrued salaries into Adino stock options.  The Board of Directors approved this conversion. To that end, the Company issued a warrant to each person, entitling them to purchase 12,000,000 shares each of Adino stock for an exercise price of $0.03 cents per share.  Each person relinquished $100,000 of accrued compensation for the warrant.  Using the Black-Scholes valuation model, and an expected life of two years, volatility of 262%, and a discount rate of 4.57%, the Company determined the aggregate value of the warrants to be $717,412.  As the warrants were fully purchased and vested, this resulted in a net expense to the Company of $517,412 (after considering the $200,000 already accrued). Subsequently, on November 10, 2007, both Mr. Byrd and Mr. Wooley partially relinquished their warrants.  Each person relinquished 9,000,000 of the 12,000,000 shares for which each warrant was exercisable, and the Company agreed to reinstate a proportional amount of the compensation that was originally reduced. These transactions resulted in reinstatement of $75,000 of accrued compensation to each person and reduction of consulting expense of $538,059, or 75% of the original expense to the Company.  In May 2008, Mr. Byrd and Mr. Wooley exercised their warrants and utilized accrued salaries to settle the $90,000 purchase price.  On May 7, 2008, both Mr. Byrd and Mr. Wooley were issued 3,000,000 shares in full settlement of the warrants.

In September 2007, the Company entered into a consulting agreement with Small Cap Support Services, Inc. (“Small Cap”) to provide investor relations services.  In addition to monthly compensation, Small Cap is entitled to 500,000 options, vesting ratably over 8 quarters through August 30, 2009, priced at 166,667 shares at $0.15, $0.25, and $0.35 each.  Using the Black-Scholes valuation model and an expected life of 3.5 years, volatility of 271.33%, and a discount rate of 4.53%, the Company has determined the aggregate value of the 500,000 seven year options to be $59,126. The vested amounts of $29,564 and $14,782 were recorded as stock-based compensation expense during the year ended December 31, 2008 and 2009, respectively.

In November 2007, the Company entered into an agreement with Ms. Nancy Finney, the Company’s Controller. In addition to monthly compensation, Ms. Finney is entitled to 500,000 options, vesting over 24 months as certain milestones are met. In accordance with current guidance, these options will be expensed at their fair value over the requisite service period.  Using the Black-Scholes valuation model and an expected life of 2.5 years, volatility of 276.75%, and a discount rate of 4.16%, the Company has determined the aggregate value of the 500,000 options to be $23,949.  The vested amounts of $16,735 and $7,213 were recorded as stock-based compensation expense during the year ended December 31, 2008 and 2009, respectively.

NOTE 11 – DEFERRED INCOME TAX

The Company uses the asset and liability approach to account for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period when the change is enacted.

On January 1, 2007, the Company adopted an accounting standard which clarifies the accounting for uncertainty in income taxes recognized in financial statements. This standard provides guidance on recognizing, measuring, presenting and disclosing in the financial statements uncertain tax positions that a company has taken or expects to take on a tax return. See Note 11 for further information related to the Company’s accounting for uncertainty in income taxes.

During 2008, the Company incurred a net loss and therefore, had no tax liability.  During 2009, the Company had net income that was fully absorbed by the net loss carryforward. The Company also does not have any material uncertain income tax positions.  The net deferred tax asset generated by the loss carry forward has been fully reserved.  The cumulative net operating loss carry forward is approximately $10,032,939 and $10,149,463 at December 31, 2009 and 2008, respectively, and will expire in the years 2019 through 2029.

At December 31, 2009 the deferred tax assets consisted of the following:

Net operating loss	$3,411,199
Less: Valuation allowance	$(3,411,199)
Net deferred tax asset	$-

NOTE 12 – NON-CASH INVESTING AND FINANCING ACTIVITIES

With the increase in authorized common stock from the January 30, 2008 shareholders’ meeting, the Company decided to issue all outstanding stock payable to officers, directors and consultants during May 2008.  Several outstanding accounts payable balances were also settled with stock in lieu of cash.  These transactions are described in detail in Note 9.

Additionally, in May 2008, Mr. Byrd and Mr. Wooley elected to exercise the warrants they held to acquire 3,000,000 shares of the Company’s common stock each.  The warrants called for the shares to be purchased at $0.03 each.  Both Mr. Byrd and Mr. Wooley elected to utilize accrued salaries in payment of the $90,000 each.  This resulted in an $180,000 non-cash warrant exercise and is described in detail in Note 10.

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

At December 31, 2008, Adino and Fuel Streamers negotiated a conversion of the Fuel Streamers accounts receivable balance of $325,971 to a note receivable.  The 5 year, 4% note allows for monthly payments of $6,003 until the maturity date of December 31, 2013.  There is no prepayment penalty.  Fuel Streamers paid the note in full to the Company as of November 25, 2009.

NOTE 13 – LAWSUIT SETTLEMENT

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

As a result of these transactions, all claims by and against all parties except Mr. Peoples were released. In addition, all liens pending on IFL’s property were released. The complete lawsuit settlement resulted in a net gain to Adino Energy and IFL of $1,480,383.  Due to the terminal sale / leaseback transaction, the gain is being recognized over the life of the capitalized asset or 15 years.  In 2008, gain was recognized for 9 months or $74,019.  Gain recognized for 2009 was $98,692.

As of May 1, 2009, the Company settled all claims with all parties in the lawsuit known as Adino Energy Corporation v. CapNet Securities Corporation, et. al.   In the settlement, the Company issued 4,500,000 shares of restricted common stock to CapNet Securities Corporation and 1,000,000 shares of restricted common stock to CapNet Risk Management.  All shares issued are to be restricted until January 1, 2012.  Beginning January 1, 2012 and in every six month period thereafter, no more than 250,000 of the CapNet Risk Management shares and no more than 1,000,000 of the CapNet Securities Corporation shares may be released for sale.  The Company paid no cash to any involved party as a result of the settlement.  The Company realized a gain of $7,896 on the transaction, based on the stock’s market price at date of issuance.

NOTE 14 – CONCENTRATIONS

The following table sets forth the amount and percentage of revenue from those customers that accounted for at least 10% of revenues for the years ended December 31, 2009 and 2008.

	Year Ended December 31, 2009%		Year Ended December 31, 2008%

Customer A	$214,200	10	$243,330	12

Customer B	$353,103	16	$676,175	32

Customer C	$761,750	34	$629,047	30

Customer D	$462,746	21	$516,636	25

The Company had two customers that represented 74% and 23% of outstanding receivables at December 31, 2009 and one customer representing 79% of outstanding receivables at December 31, 2008.

NOTE 17 – SUBSEQUENT EVENTS

On February 1, 2010, the Board of Directors awarded restricted common stock to Messrs. Turchi and Burney as a retention bonus.  They were each granted 250,000 shares. The issuance resulted in an expense to the Company of $5,700, based on the market price of the stock at date of issuance.

There were no additional subsequent events through March 30, 2010, the date the financial statements were issued.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended.  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified the following material weaknesses:

1.
As of December 31, 2009, we did not maintain effective controls over the control environment.  Specifically, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.
As of December 31, 2009, we did not maintain effective controls over financial statement disclosure.  Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.   Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.
As of December 31, 2009, we did not maintain effective controls over financial reporting which resulted in the restatement of several previous financial statements.  Specifically, controls were not designed and in place to ensure that the gain resulting from a lawsuit settlement was amortized over the correct time period. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2009, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting through the date of this report or during the quarter ended December 31, 2009, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Corrective Action

Management plans to provide future investments in the continuing education of our accounting and financial professionals. Specifically, we plan to seek specific public company accounting training during 2010.

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The directors and officers of the Company as of December 31, 2009, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. The officers serve at the will of the Board of Directors.

DIRECTORS, EXECUTIVE OFFICERS, AND SIGNIFICANT EMPLOYEES
Set forth below are the names, ages, and positions of the executive officers and directors of the Company.

Name	Age	Office

Sonny Wooley	70	Chairman of the Board of Directors
Timothy Byrd	47	Chief Executive Officer, Chief Financial Officer and Director
Peggy Behrens	53	Secretary and Director

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

CODE OF ETHICS
The Company has adopted a code of ethics applicable to our Chief Executive Officer, Chief Financial Officer, controller, our other employees, and our suppliers. This code is intended to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to the SEC and in other public communications that we make; compliance with applicable governmental laws, rules and regulations; the prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and accountability for adherence to the code. A copy of our code of ethics was filed as an exhibit to our 2008 annual report filed with the SEC.  The Company will provide a copy of our code of ethics, without charge, to any person who requests it. In order to request a copy of our code of ethics, please contact our headquarters and speak with our investor relations department.  Additionally, the complete code of ethics is available on our website at www.adinoenergycorp.com.

AUDIT COMMITTEE
The Company does not have an audit committee. The entire Board of Directors instead acts as the Company’s audit committee. Our Board does not have an audit committee financial expert as defined by Securities and Exchange Commission rules.

ITEM 11. EXECUTIVE COMPENSATION

The following describes the cash and stock compensation paid to our directors and officers for the two past fiscal years.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus	Stock Awards	Option Awards ($)	All Other Compensation ($)	Total ($)

Timothy G. Byrd, Sr., CEO	2009	180,000	53,743	22,500	-0-	-0-	256,243
Timothy G. Byrd, Sr., CEO	2008	156,000	-0-	-0-	-0-	207,571	363,571

Sonny Wooley, Chairman	2009	180,000	68,075	22,500	-0-	-0-	270,575
Sonny Wooley, Chairman	2008	156,000	-0-	-0-	-0-	123,942	279,942

Nancy Finney, Controller	2009	90,000	27,089-	-0-	7,213	-0-	124,302
Nancy Finney, Controller	2008	90,000	-0-	-0-	16,831	11,368	118,199

During 2007 and 2008, the Company’s Secretary, Peggy Behrens, was not paid any compensation. However, in May 2008, the Company did issue Ms. Behrens 750,000 shares of stock previously awarded to her as compensation. The Company had been unable to issue these shares before then because of lack of authorized capital.

During 2008 and 2009, Mr. Byrd’s and Mr. Wooley’s salaries accrued but were not completely paid due to the Company’s tight cash flow. In 2008, we paid Mr. Byrd $101,403 and Mr. Wooley $134,500 of compensation accrued from previous years.  In 2009, we paid Mr. Byrd $112,700 and Mr. Wooley $110,500 of compensation accrued from previous years.

On June 13, 2007, we issued warrants to our Chairman and Chief Executive Officer permitting them to purchase up to 12,000,000 shares each of Adino stock. In November 2007, they each relinquished 9,000,000 of the shares exercisable under this warrant. Under the new terms of the warrants, they are exercisable for 3,000,000 shares each of Adino stock at $0.03 per share.  Mr. Byrd and Mr. Wooley exercised their warrants fully in May 2008 and paid for their stock by converting part of the accrued compensation owed to them.

In November 2007, we agreed to issue Messrs. Byrd and Wooley 750,000 shares of stock each in order to reimburse them for their transfer of 1,000,000 shares to stock to a third party for an expense owed by the Company. These shares were issued to Mr. Byrd and Mr. Wooley in 2008.

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

Ms. Finney’s salary has accrued on the Company’s books, but because of the Company’s poor liquidity and cash flow, it has not been fully paid. As a result, in July and October 2008, we agreed to allow Ms. Finney to convert her accrued salaries into stock of the Company.  As consideration for converting $26,526 into restricted stock, the Company offered the common shares at a 30% discount to the closing bid price on the conversion date.  Ms. Finney was issued 960,980 shares, resulting in an expense of $11,368 to the Company.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Total ($)
Peggy Behrens	-0-	7,500(1)	7,500

On February 20, 2009, the Company authorized the issuance of 1,500,000 shares to Mr. Byrd and Mr. Wooley and 500,000 shares to Ms. Behrens.  This issuance resulted in an expense to the Company of $52,500 based on the fair market value of the shares at the issuance date. On March 26, 2009, our Board of Directors authorized issuance of 250,000 shares of stock per year to our directors as compensation for their service. On December 30, 2009, the Board decided not to issue any shares as directors’ compensation for 2009.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table shows equity awards outstanding to our management at December 31, 2009.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration Date
Nancy Finney	100,000		$0.10	December 31, 2012
Nancy Finney	100,000		$0.10	April 14, 2013
Nancy Finney	50,000		$0.10	June 30, 2013
Nancy Finney	100,000		$0.10	September 30, 2013
Nancy Finney	50,000		$0.10	March 31, 2014
Nancy Finney	100,000		$0.10	September 30, 2014

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table shows the Company’s outstanding equity awards as of December 31, 2008.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	-0-	N/A	-0-
Equity compensation plans not approved by security holders	1,000,001	$0.175	-0-

Of the above amount, 500,000 are issued to our controller for the achievement of certain milestones.  The remaining 500,001 options are issued to our investor relations firm, SmallCap Support Services, Inc. (“SmallCap”).

The following table shows the ownership of our stock by our directors, officers, and any person we know to be the beneficial owner of more than five percent (5%) of our common stock.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	% of Class

Sonny Wooley	18,107,514(3)	19.42%

Timothy G. Byrd, Sr.	18,852,041	20.21%

Peggy Behrens	2,670,100	0.028%

Executive officers and directors as a group (3 persons)	39,629,655	42.50%

The above numbers and percentages are as of March 26, 2010.

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

Additionally, in July 2008, the Company settled a $23,000 demand note with Ronnie Byrd, our CEO’s father, by issuing him 597,403 shares of restricted stock.  These shares were valued at $0.055 cents each on July 17, 2008 (the date of issuance) based upon the closing market price of the Company’s common stock on that date.  An expense to the Company of $9,857 was recorded.

DIRECTOR INDEPENDENCE

The Company does not have any independent directors. For purposes of determining director independence, we used the standards applicable to companies listed on the NASDAQ Stock Exchange.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES
We paid $42,500 for the audit of our financial statements and review of our quarterly reports for fiscal year 2009.  We paid $72,950 for the audit of our financial statements and review of our quarterly reports for fiscal year 2008.  These fees also included work performed on the restatements presented in our 2007 annual report.

AUDIT-RELATED FEES
We paid aggregate fees of $-0- for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements this fiscal year. In 2008, these fees were $-0-.

TAX FEES
We paid aggregate fees of $4,965 for tax compliance, tax advice, and tax planning by our principal accountant for this fiscal year. For the 2008 fiscal year, these fees were $3,546. These services consisted of preparing and filing our federal income tax and federal excise tax returns.

ALL OTHER FEES
We paid aggregate fees of $-0- for products and services provided by our principal accountant not otherwise disclosed above. In 2008, we were billed $-0- for these products and services.

PRINCIPAL ACCOUNTANT ENGAGEMENT POLICIES
We do not have an audit committee. We do not have pre-approval policies and procedures for the engagement of our principal accountant. However, the engagement of our principal account was approved by our Board of Directors.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

Exhibit
Number	Exhibit

3.1	Articles of Incorporation (as amended January 30, 2008) (incorporated by reference to our Form 10-K filed on March 18, 2009)
3.2	By-laws of Golden Maple Mining and Leaching Company, Inc. (now Adino Energy Corporation) (incorporated by reference to our Form 10-K filed on March 18, 2009)
10.1	Contract with Metropolitan Transit Authority of Harris County, Texas (incorporated by reference to our Form 10-K filed on March 18, 2009)
10.2	Lease with Lone Star Fuel Storage and Transfer, LLC (incorporated by reference to our Form 10-K filed on March 18, 2009)
10.3	Resolution of the Board of Directors of August 1, 2008 (incorporated by reference to our Form 10-K filed on March 18, 2009)
10.4	Resolution of the Board of Directors of October 29, 2008 (incorporated by reference to our Form 10-K filed on March 18, 2009)
10.5	Resolution of the Board of Directors of February 20, 2009 (incorporated by reference to our Form 10-Q filed on August 7, 2009
10.6	Resolution of the Board of Directors of March 26, 2009 (incorporated by reference to our Form 10-Q filed on August 7, 2009
10.7	Resolution of the Board of Directors of June 30, 2009
10.8	Resolution of the Board of Directors of December 30, 2009
14	Code of Business Conduct and Ethics (incorporated by reference to our Form 10-K filed on March 18, 2009)
31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a) of the Exchange Act
31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(a) of the Exchange Act
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the undersigned has duly caused this Form 10-K to be signed on its behalf by the undersigned, there unto duly authorized, in the City of Houston, Texas on March 31, 2010.

ADINO ENERGY CORPORATION

By: /s/ Timothy G. Byrd, Sr.
Timothy G. Byrd, Sr.
CEO, CFO and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Signature	Name and Title	Date

/s/ Sonny Wooley	Chairman of the Board	March 31, 2010
Sonny Wooley	of Directors

/s/ Timothy G. Byrd, Sr.	Chief Executive Officer,	March 31, 2010
Timothy G. Byrd, Sr.	Chief Financial Officer,
and Director

/s/ Peggy Behrens	Secretary and Director	March 31, 2010
Peggy Behrens