Form 10-Q
period 2010-03-31
ADINO ENERGY CORP
filed 2010-05-14
CIK 700815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  At May 14, 2010, there were 93,760,579 shares of common stock outstanding.

ITEM 1. FINANCIAL STATEMENTS

ADINO ENERGY CORPORATION
Consolidated Balance Sheets
AS OF MARCH 31, 2010 AND DECEMBER 31, 2009

	March 31, 2010 (Unaudited)	December 31, 2009
ASSETS
Cash in bank	$327,616	$502,542
Accounts receivable	112,490	96,734
Prepaid assets	165	255
Total current assets	440,271	599,531

Fixed assets, net of accumulated depreciation of $30,909 and $28,366, respectively	30,116	32,659
Goodwill	1,559,240	1,559,240
Note receivable, net of unamortized discount of $98,566 and $114,138, respectively	651,434	635,862
Interest receivable	375,208	375,208
Total non-current assets	2,615,998	2,602,969

TOTAL ASSETS	$3,056,269	$3,202,500

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable	$489,453	$511,747
Accounts payable - related party	35,999	42,871
Accrued liabilities	278,109	330,568
Accrued liabilities – related party	886,687	1,023,687
Notes payable – current portion	290,843	291,618
Interest payable	547,500	510,000
Deferred gain on sale/leaseback – current portion	391,272	391,272
Total current liabilities	2,919,863	3,101,763

Deferred gain on sale/leaseback	978,203	1,076,022
Notes payable	1,520,404	1,522,483

TOTAL LIABILITIES	5,418,470	5,700,268

STOCKHOLDERS’ DEFICIT

Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares outstanding	-	-
Capital stock, $0.001 par value, 500,000,000 shares authorized, 93,760,579 and 93,260,579 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	93,760	93,260
Additional paid in capital	13,532,442	13,527,242
Retained deficit	(15,988,403)	(16,118,270)
Total stockholders’ deficit	(2,362,201)	(2,497,768)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,056,269	$3,202,500

The accompanying notes are an integral part of these financial statements.

ADINO ENERGY CORPORATION
Consolidated Statements of Operations
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Unaudited)

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
REVENUES
Revenues	$655,967	$487,361

OPERATING EXPENSES
Cost of product sales	162,199	124,095
Terminal management	99,990	102,000
General and administrative	136,186	128,932
Legal and professional	65,901	44,445
Consulting fees	132,215	191,383
Repairs	212	183
Depreciation expense	2,542	4,332
Operating supplies	-	1,801
Total operating expenses	599,245	597,171

OPERATING INCOME (LOSS)	56,722	(109,810)

OTHER INCOME AND EXPENSES
Interest income	15,589	15,873
Interest expense	(40,264)	(40,895)
Gain from lawsuit / sale	97,820	105,716
Total other income and expenses	73,145	80,694

NET INCOME (LOSS)	$129,867	$(29,116)

Net income (loss) per share, basic and diluted	$0.00	$(0.00)

Weighted average shares, basic and diluted	93,582,801	84,899,468

The accompanying notes are an integral part of these financial statements.

ADINO ENERGY CORPORATION
Consolidated Statement of Changes in Stockholders’ Deficit
FOR THE PERIOD ENDED MARCH 31, 2010
(Unaudited)

	Shares	Amount	Additional Paid in Capital	Retained Deficit	Total
Balance December 31, 2009	93,260,579	$93,260	$13,527,242	$(16,118,270)	$(2,497,768)

Shares issued for services	500,000	500	5,200	-	5,700
Net income	-	-	-	129,867	129,867
Balance March 31, 2010	93,760,579	$93,760	$13,532,442	$(15,988,403)	$(2,362,201)

The accompanying notes are an integral part of these financial statements.

ADINO ENERGY CORPORATION
Consolidated Statements of Cash Flows
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Unaudited)

	March 31, 2010	March 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$129,867	$(29,116)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,542	4,332
Amortization of discount on note receivable	(15,572)	(12,593)
Stock based compensation	5,700	81,295
Gain from lawsuit / sale amortization	(97,819)	(105,716)

Change in operating assets and liabilities:
Accounts receivable	(15,756)	57,692
Other assets	90	3,027
Accounts payable and accrued liabilities	(181,124)	76,501
Net cash provided by (used in) operating activities	(172,072)	75,422

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(10,264)
Principal payments on note receivable	-	14,799
Net cash provided by investing activities	-	4,535

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on note payable	(2,854)	(3,338)
Net cash used in financing activities	(2,854)	(3,338)

Net change in cash and cash equivalents	(174,926)	76,619
Cash and cash equivalents, beginning of period	502,542	30,228
Cash and cash equivalents, end of period	$327,616	$106,847

Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental disclosures of non-cash information:
Warrants exercised for payables	$-	$180,000
Stock issued for payables	$-	$1,573,298
Termination of capital lease	$-	$3,572,721
Exchange of accounts receivable for note receivable	$-	$325,971
Discount on note receivable	$-	$179,671

The accompanying notes are an integral part of these financial statements.

ADINO ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Adino Energy Corporation (“Adino” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in Adino Energy Corporation’s Annual Report filed with the SEC on Form 10-K.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

NOTE 2-GOING CONCERN

As of March 31, 2010, the Company has a working capital deficit of $2,479,592 and total stockholders’ deficit of $2,362,201.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern depends upon its ability to obtain funding for its working capital deficit. Of the outstanding current liabilities at March 31, 2010, $391,272 is a non-cash deferred gain on the terminal transaction (See Note 3 for a complete explanation of the deferred settlement gain).  Additionally, $886,687 of the outstanding current liabilities is due to certain officers and directors for prior years’ accrued compensation.  These officers and directors have agreed in writing to postpone payment if necessary, should the Company need capital it would otherwise pay these individuals.  The Company plans to satisfy current year and future cash flow requirements through operations and merger and acquisition opportunities including the expansion of existing business opportunities.  The Company expects these growth opportunities to be financed by a combination of equity and debt capital; however, in the event the Company is unable to obtain additional debt and equity financing, the Company may not be able to continue its operations.

NOTE 3-LEASE COMMITMENTS

On April 1, 2007,  the Company’s wholly-owned subsidiary, Intercontinental Fuels, LLC (“IFL”) agreed to lease a fuel storage terminal from 17617 Aldine Westfield Road, LLC for 18 months at $15,000 per month. The lease contained an option to purchase the terminal for $3.55 million by September 30, 2008. The Company evaluated this lease and determined that it qualified as a capital lease for accounting purposes.  The terminal was capitalized at $3,179,572, calculated using the present value of monthly rent at $15,000 for the months April 2007 – September 2008 and the final purchase price of $3.55 million discounted at IFL’s incremental borrowing rate of 12.75%.  The terminal was depreciated over its useful life of 15 years resulting in monthly depreciation expense of $17,664.  As of December 31, 2007, the carrying value of the capital lease liability was $3,355,984.

Due to the difficult credit markets, the Company was unable to secure financing for the Houston terminal facility and assigned its rights under the terminal purchase option to Lone Star Fuel Storage and Transfer, LLC (“Lone Star”).  Lone Star purchased the terminal from 17617 Aldine Westfield Road, LLC on September 30, 2008.  Lone Star then entered into a five year operating lease with option to purchase with IFL.  The five year lease has monthly rental payments of $30,000, escalating 3% per year.  IFL’s purchase option allows for the terminal to be purchased at any time prior to October 1, 2009 for $7,775,552.  The sale price escalates $1,000,000 per year after this date, through the lease expiration date of September 30, 2013.  The Company recognizes the escalating lease payments on a straight line basis.  As of March 2010, the Company has not exercised its option to purchase the Houston terminal facility.

 The Lone Star lease was evaluated and was deemed to be an operating lease.

The transactions that led to the above two leases both resulted in gains to the Company.  The lawsuit settlement just prior to the lease with 17617 Aldine Westfield Road, LLC resulted in a gain to the Company of $1,480,383.  The Company amortized over the life of the capital asset, or 15 years.

At the expiration of the capital lease, September 30, 2008, the above remaining gain of $1,332,345 was rolled into the gain on the sale assignment transaction with Lone Star of $624,047.  The total remaining gain to be amortized as of September 30, 2008 of $1,956,392 is being amortized over the life of the Lone Star operating lease, or 60 months.  The operating lease expires as of September 30, 2013.  This treatment is consistent with sale leaseback gain recognition rules.

NOTE 4 – EQUIPMENT

The following is a summary of this category:

	March 31, 2010	December 31, 2009
Vehicles	$47,427	$47,427
Leasehold Improvements	10,264	10,264
Office Equipment	3,334	3,334
Subtotal	61,025	61,025
Less: Accumulated Depreciation	(30,909)	(28,366)
Total	$30,116	$32,659

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

On August 7, 2006, IFL repurchased the units sold to Mr. Sundlun. The entire amount due from Mr. Sundlun and payable to Mr. Sundlun is reported at gross (i.e., without offset) in the Company's financial statements. The right of offset does not officially exist even though it has been discussed. In accordance with current guidance, the Company did not net the note receivable against the note payable. Current guidance states “It is a general principal of accounting that the offsetting of assets and liabilities in the balance sheet is improper except where a right of setoff exists.” Although both parties agreed verbally that a net payment would be acceptable, no formal documentation exists of this verbal agreement.

In addition to the above facts, the note holder provided a separate written confirmation to the Company's auditors at December 31, 2009 of both the note payable and note receivable balances, respectively.

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

Interest accrued on the Sundlun note receivable was $375,208 at March 31, 2010 and December 31, 2009.

A schedule of the balances at March 31, 2010 and December 31, 2009 is as follows:

	March 31, 2010	December 31, 2009

Sundlun, net of unamortized discount	$651,434	$635,862
Less: current portion	-	-
Total long-term notes receivable	$651,434	$635,862

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

Adino evaluated the aggregate goodwill for impairment at December 31, 2009 and has determined that the fair value of the reporting unit exceeds its carrying amount and hence the goodwill is not impaired.

NOTE 7 – ACCRUED LIABILITIES / ACCRUED LIABILITIES –RELATED PARTY

Other liabilities and accrued expenses consisted of the following as of March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009

Accrued accounting and legal fees	118,500	119,000
Customer deposits	110,000	110,000
Property tax accrual	21,623	76,446
Deferred lease liability	27,986	25,122
Total accrued liabilities	$278,109	$330,568

Accrued salaries-related party	$886,687	$1,023,687

Deferred lease liability:  The Lone Star lease is being expensed by the straight line method as required by current guidance, resulting in a deferred lease liability that will be extinguished by the lease termination date of September 30, 2013.

NOTE 8 - NOTES PAYABLE

	March 31, 2010	December 31, 2009
Note payable - Stuart Sundlun, bearing interest of 10% per annum, due August 7, 2011	$1,500,000	$1,500,000
Note payable - Bill Gaines, non interest bearing, due on demand	8,000	9,000
Note payable - Gulf Coast Fuels, bearing interest of $25,000	275,000	275,000
Note payable - GMAC, bearing interest of 11.7% per annum with 60 monthly payments of $895, due May 13, 2013	28,247	30,101
Total notes payable	$1,811,247	$1,814,101
Less current portion	(290,843)	(291,618)
Long term note payable	$1,520,404	$1,522,483

NOTE 9 – STOCK

COMMON STOCK

The Company's common stock has a par value of $0.001. There were 50,000,000 shares authorized as of December 31, 2007.  At the Company’s January 2008 shareholder meeting, the shareholders voted to increase the authorized common stock to 500,000,000 shares.  As of December 31, 2009, the Company had  93,260,579 shares issued and outstanding.

On February 2, 2010, the Board approved a stock issuance of 250,000 shares of restricted common stock each to Michael Turchi and Mountaintop Development, Inc. for services rendered to the Company.  The issuance resulted in an expense to the Company of $5,700, based on the stock’s market price at the date of issuance.

As a result of the above common stock issuances, as of March 31, 2010, there were 93,760,579 shares issued and outstanding.

PREFERRED STOCK

In 1998, the Company amended its articles to authorize Preferred Stock. There are 20,000,000 shares authorized of Preferred Stock with a par value of $0.001. The shares are non-voting and non-redeemable by the Company. The Company further designated five series of its Preferred Stock: "Series 'A' $12.50 Preferred Stock" (2,159,193 shares authorized),, "Series "A" $8.00 Preferred Stock," (1,079,957 shares authorized), Class “B” Preferred Stock Series 1 (666,660 shares authorized), Class “B” Preferred Stock Series 2 (666,660 shares authorized), and Class “B” Preferred Stock Series 3 (666,680 shares authorized). As of March 31, 2010 and December 31, 2009, there are no shares of Preferred Stock issued and outstanding.

The Series "A" $12.50 Preferred Stock shall be convertible, in whole or in part, at any time after the common stock of the Company shall maintain an average bid price per share of at least $12.50 for ten (10) consecutive trading days. The conversion ratio is three (3) shares of common stock per share of Series “A” $12.50 Preferred Stock.

The Series "A" $8.00 Preferred Stock shall be convertible, in whole or in part, at any time after the common stock of the Company shall maintain an average bid price per share of at least $8.00 for ten (10) consecutive trading days. The conversion ratio is three (3) shares of common stock per share of Series “A” $8.00 Preferred Stock.

The Class “B” Preferred Stock Series 1 is convertible, in whole or in part, at any time after the common stock of the Company shall maintain an average bid price per share of at least $2.00 for ten (10) consecutive trading days. The conversion ratio is two (2) shares of common stock per share of Class “B” Preferred Stock.

The Class “B” Preferred Stock Series 2 is convertible, in whole or in part, at any time after the common stock of the Company shall maintain an average bid price per share of at least $3.00 for ten (10) consecutive trading days. The conversion ratio is two (2) shares of common stock per share of Class “B” Preferred Stock.

The Class “B” Preferred Stock Series 3 is convertible, in whole or in part, at any time after the common stock of the Company shall maintain an average bid price per share of at least $4.00 for ten (10) consecutive trading days. The conversion ratio is two (2) shares of common stock per share of Class “B” Preferred Stock.

The preferential amount payable with respect to shares of any of the above series of Preferred Stock in the event of voluntary or involuntary liquidation, dissolution, or winding-up, shall be an amount equal to $5.00 per share, plus the amount of any dividends declared and unpaid thereon.

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

NOTE 10 – CONCENTRATIONS

The following table sets forth the amount and percentage of revenue from those customers that accounted for at least 10% of revenues for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31, 2010%		Three Months Ended March 31, 2009%

Customer A	$13,402	2	$53,550	11

Customer B	$300,000	46	$131,181	27

Customer C	$102,795	16	$153,090	31

Customer D	$61,110	9	$115,786	24

Customer E	$178,419	27	-	-

The Company had two customers that represented 46% and 27% of outstanding receivables at March 31, 2010 and two customers that represented 74% and 23% of outstanding receivables at December 31, 2009.

NOTE 11 – SUBSEQUENT EVENTS

There were no material subsequent events through the date the financial statements were issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited consolidated interim financial statements and related notes thereto included in this quarterly report and in our audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contained in our Form 10-K for the year ended December 31, 2009. Certain statements in the following MD&A are forward looking statements. Words such as "expects", "anticipates", "estimates" and similar expressions are intended to identify forward looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected.

RESULTS OF OPERATIONS

The Company continues to lease the terminal at 17617 Aldine Westfield Road, Houston, Texas from Lone Star Fuel Storage and Transport, LLC (“Lone Star”).  Utilizing a fuel storage and throughput model, revenues continue to remain strong.

Revenue: In the first quarter of 2010, the Company experienced a revenue increase of $168,606, or 35% over the first quarter of 2009.  Revenue increased from $487,361 for the quarter ended March 31, 2009 to $655,967 for the quarter ended March 31, 2010.  The Company’s main revenue source was its wholly owned subsidiary, IFL.  IFL added 2 new customers in 2009, accounting for the increased terminal revenue in the latter part of 2009 and early 2010.  The terminal management places emphasis on utilizing the storage and throughput capacity of the facility to maximize revenue.

Net Income/Loss: During the first quarter of 2010, the Company had net income of $129,867, the highest quarter end net income in recent Company history. We believe that our first quarter 2010 net income is an important milestone for the Company. In the three months ended March 31, 2009, the Company posted a net loss of $29,116. Increased profitability arises from the Company’s streamlined operations, increasing revenue and the deferred gain arising from the lawsuit settled in 2007 with 17617 Aldine Westfield Road, LLC and the terminal sale to Lone Star. See Note 3 above for a more detailed explanation.

Cost of Product Sales:  As customers take their fuel from the IFL terminal, certain fuel additives must be mixed with the diesel to comply with state and federal regulations.  In an effort to decrease product cost volatility and improve operational efficiency, IFL contracted with a third party fuel additive provider for all fuel additives beginning in April 2008.  This allows IFL to realize efficiencies in required additive purchases.  The Company realized an increase in product sales expense of $38,104, or 31%, for the period ended March 31, 2010 over 2009, primarily due to the increased throughput volumes for 2010.   Total expenses of $162,199 for the period ended March 31, 2010 and $124,095 for the same period in 2009 remained constant at 25% of revenues.

Terminal Management:  The Company has outsourced its terminal operations since July 2007.  The monthly contract includes employee salaries and benefits, terminal operational expenses, minor repairs, maintenance, insurance and other ancillary operating expenses.  Terminal management expense for the quarter ended March 31, 2010 was $99,990, relatively consistent with the expense incurred in 2009 of $102,000.  Management is encouraged by the success of this alliance and plans to utilize the terminal management model in any future acquisitions.

General and Administrative: The Company’s expense for the three months ended March 31, 2010 was $136,186 or a 6% increase over the expense of $128,932 for the same period in 2009.  General and administrative expense is primarily rent expense paid on the IFL terminal to Lone Star, currently $31,855 per month.

Legal and Professional:  Legal and professional expense was $65,901 at March 31, 2010, compared to $44,445 at March 31, 2009, an increase of $21,456 or 48%.  The increase is primarily due to payments made by IFL for legal services and payments by Adino for its 2009 audit.

Consulting Expense:  The Company’s consulting expenses decreased by $59,168 or 31% from the first quarter of 2009 to the first quarter of 2010.  The increased expense for 2009 was primarily due to a common stock award granted to the Board of Directors of $52,500. No such grant was made in the quarter ended March 31, 2010.

Interest Income:  Interest income remained consistent at $15,589 and $15,873 for the three months ended March 31, 2010 and 2009, respectively.  The Company has agreed to an amendment on the $750,000 note receivable with Mr. Sundlun.  This amendment extends the maturity date of the note to August 2011 at no additional interest past the original maturity date of November 6, 2008.  Due to the lack of interest expense, the Company recognized a discount on the note and amortizes that discount through the note’s maturity date, accounting for the consistent expense.

Interest Expense:  Interest expense to the Company was $40,264 at March 31 2010 compared to $40,895 at March 31, 2009, remaining consistent.  Interest expense is for the note to Mr. Sundlun and the automobile note, only.

Gain from Lawsuit / Sale:  The lawsuit settlement on March 23, 2007 resulted in a gain to the Company of $1,480,383.  The transaction was deemed to be a sale/leaseback, and therefore the gain was recognized over the life of the capitalized asset, 15 years.

On September 30, 2008, the Company assigned its rights to purchase the IFL terminal to Lone Star.  As of this date, the unamortized gain from lawsuit was $1,332,345.  The Company’s transaction with Lone Star resulted in an additional gain of $624,047.  These amounts, totaling $1,956,392, will be amortized over the 60 month life of the Lone Star operating lease.  See Note 3 above for more information regarding these transactions.

CAPITAL RESOURCES AND LIQUIDITY

As of March 31, 2010, our cash and cash equivalents were $327,616, compared to $502,542 at December 31, 2009.  The Company’s liquidity has increased substantially in the past two quarters due to revenues from a new customer. Nonetheless, cash flow has been an ongoing concern for the Company due to the large amount of legacy liabilities that Adino accumulated during the years in which it was a non-operating entity. These liabilities will likely continue to be a drag on the Company’s financial statements unless and until Adino obtains financing that allows us to pay off these liabilities.

Our working capital deficit at March 31, 2010 was $2,479,592 compared to $2,362,200 at December 31, 2009. The Company believes that the current cash flow and planned increase in operations are adequate to satisfy the working capital deficit.  Certain officers and directors have agreed in writing to postpone payment if necessary should the Company need capital it would otherwise pay these individuals. Lastly, the Company plans to grow through merger and acquisition opportunities including the expansion of existing business opportunities. The Company expects these growth opportunities to be financed through a combination of equity and debt capital; however, in the event the Company is unable to obtain additional debt and equity financing, the Company may not be able to pursue these opportunities or continue its operations.

For the three months ended March 31, 2010, cash used by operating activities was $172,072 compared to cash provided by operating activities of $75,422 for the three months ended March 31, 2009.  The increased use of cash was primarily in payment of accrued liabilities and vendor payables.

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

As of March 31, 2010, the Company has a working capital deficit of $2,479,592 and total stockholders’ deficit of $2,362,201.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern depends upon its ability to obtain funding for its working capital deficit. Of the outstanding current liabilities at March 31, 2010, $391,272 is a non-cash deferred gain on the terminal transaction (See Note 3 for a complete explanation of the deferred settlement gain).  Additionally, $886,687 of the outstanding current liabilities is due to certain officers and directors for prior years’ accrued compensation.  These officers and directors have agreed in writing to postpone payment if necessary, should the Company need capital it would otherwise pay these individuals.  The Company plans to satisfy current year and future cash flow requirements through operations and merger and acquisition opportunities including the expansion of existing business opportunities.  The Company expects these growth opportunities to be financed by a combination of equity and debt capital; however, in the event the Company is unable to obtain additional debt and equity financing, the Company may not be able to continue its operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were ineffective at ensuring that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in internal controls. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2010 that have materially affected or are reasonably likely to materially affect internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

On March 15, 2010, IFL was sued by G J Capital Ltd. (“G J Capital”) under Cause No. 2010-16875 in the 129th Judicial District Court of Harris County, Texas. G J Capital claims to be the assignee of the note listed in our financial statements as payable to Gulf Coast Fuels. In the above suit, G J Capital claims that the unpaid principal amount of the note is $250,000. G J Capital has claimed damages of $250,000 plus interest for a total amount of approximately $291,000 in damages.

G J Capital also sued Adino in the above suit, but Adino has not been served with service of process and therefore has not filed an answer.

After the period covered by this quarterly report, IFL answered the above suit, generally denying any liability under the agreement alleged by G J Capital. IFL has also countersued G J Capital for usury and conspiracy due to the fact that the interest rate used in the agreement with Gulf Coast Fuels exceeds the maximum interest rate set by Texas law.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 2, 2010, the Board approved a stock issuance of 250,000 shares of restricted common stock each to Michael Turchi and Mountaintop Development for services rendered to the Company. The issuance resulted in an expense to the Company of $5,700, based on the stock’s market price at the date of issuance. The Company claims an exemption from registration under the Securities Act based upon section 4(2) of the Act due to the limited number of purchasers.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following documents are filed as part of this report:

Exhibit
Number	Exhibit

3.1	Articles of Incorporation (as amended January 30, 2008) (incorporated by reference to our Form 10-K filed on March 18, 2009)
3.2	By-laws of Golden Maple Mining and Leaching Company, Inc. (now Adino Energy Corporation) (incorporated by reference to our Form 10-K filed on March 18, 2009)
10.1	Contract with Metropolitan Transit Authority of Harris County, Texas (incorporated by reference to our Form 10-K filed on March 18, 2009)
10.2	Lease with Lone Star Fuel Storage and Transfer, LLC (incorporated by reference to our Form 10-K filed on March 18, 2009)
10.3	Resolution of the Board of Directors of August 1, 2008 (incorporated by reference to our Form 10-K filed on March 18, 2009)
10.4	Resolution of the Board of Directors of October 29, 2008 (incorporated by reference to our Form 10-K filed on March 18, 2009)
10.5	Resolution of the Board of Directors of February 20, 2009 (incorporated by reference to our Form 10-Q filed on August 7, 2009
10.6	Resolution of the Board of Directors of March 26, 2009 (incorporated by reference to our Form 10-Q filed on August 7, 2009

10.7	Resolution of the Board of Directors of June 30, 2009 (incorporated by reference to our Form 10-Q filed on November 10, 2009)
10.8	Resolution of the Board of Directors of December 30, 2009 (incorporated by reference to our Form 10-Q filed on November 10, 2009)
14	Code of Business Conduct and Ethics (incorporated by reference to our Form 10-K filed on March 18, 2009)
31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a) of the Exchange Act
31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(a) of the Exchange Act
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the undersigned has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

ADINO ENERGY CORPORATION

By: /s/ Timothy G. Byrd, Sr.
Timothy G. Byrd, Sr.
CEO, CFO and Director
May 14, 2010