Form 10-Q
period 2010-06-30
ADINO ENERGY CORP
filed 2010-08-11
CIK 700815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  At August 11, 2010, there were 93,760,579 shares of common stock outstanding.

ITEM 1. FINANCIAL STATEMENTS

ADINO ENERGY CORPORATION
Consolidated Balance Sheets
AS OF JUNE 30, 2010 AND DECEMBER 31, 2009

	June 30, 2010 (Unaudited)	December 31, 2009
ASSETS
Cash in bank	$225,464	$502,542
Accounts receivable	31,454	96,734
Prepaid assets	260	255
Total current assets	257,178	599,531

Fixed assets, net of accumulated depreciation of $33,451 and $28,366, respectively	27,574	32,659
Goodwill	1,559,240	1,559,240
Note receivable, net of unamortized discount of $82,145 and $114,138, respectively	667,855	635,862
Interest receivable	375,208	375,208
Total non-current assets	2,629,877	2,602,969

TOTAL ASSETS	$2,887,055	$3,202,500

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable	$478,022	$511,747
Accounts payable - related party	33,125	42,871
Accrued liabilities	301,498	330,568
Accrued liabilities – related party	824,687	1,023,687
Notes payable – current portion	288,074	291,618
Interest payable	585,000	510,000
Deferred gain on sale/leaseback – current portion	391,272	391,272
Total current liabilities	2,901,678	3,101,763

Deferred gain on sale/leaseback	880,383	1,076,022
Notes payable	1,518,283	1,522,483

TOTAL LIABILITIES	5,300,344	5,700,268

STOCKHOLDERS’ DEFICIT

Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares outstanding	-	-
Capital stock, $0.001 par value, 500,000,000 shares authorized, 93,760,579 and 93,260,579 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	93,760	93,260
Additional paid in capital	13,532,442	13,527,242
Retained deficit	(16,039,491)	(16,118,270)
Total stockholders’ deficit	(2,413,289)	(2,497,768)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,887,055	$3,202,500

The accompanying notes are an integral part of these financial statements.

ADINO ENERGY CORPORATION
Consolidated Statements of Operations
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Unaudited)

	Three months ended		Six months ended
	June 30	June 30	June 30	June 30
	2010	2009	2010	2009

REVENUES AND GROSS MARGINS

Revenues	$466,699	$503,626	$1,122,666	$990,987

OPERATING EXPENSES
Cost of product Sales	67,916	131,399	230,115	255,494
Terminal management	99,990	99,000	199,980	201,000
General and administrative	182,442	137,857	318,628	266,789
Legal and professional	49,096	47,665	114,997	92,110
Consulting fees	183,716	280,798	315,931	472,181
Repairs	6,151	-	6,363	183
Depreciation expense	2,543	2,755	5,085	7,087
Operating supplies	-	1,449	-	3,250
Total operating expenses	591,854	700,923	1,191,099	1,298,094

OPERATING LOSS	(125,155)	(197,297)	(68,433)	(307,107)

OTHER INCOME AND EXPENSES
Interest income	16,456	16,345	32,045	32,218
Interest expense	(40,208)	(41,542)	(80,472)	(82,437)
Gain from lawsuit	97,819	97,820	195,639	203,536
Other income (expense)	-	2,204	-	2,204
Total other income and expense	74,067	74,827	147,212	155,521

NET INCOME (LOSS)	$(51,088)	$(122,470)	$78,779	$(151,586)

Net income (loss) per share, basic	$(0.00)	$(0.00)	$0.00	$(0.00)

Net income (loss) per share, fully diluted	(0.00)	(0.00)	0.00	(0.00)

Weighted average shares outstanding	93,760,579	91,386,953	93,672,181	88,161,131

The accompanying notes are an integral part of these financial statements.

ADINO ENERGY CORPORATION
Consolidated Statement of Changes in Stockholders’ Deficit
FOR THE PERIOD ENDED JUNE 30, 2010
(Unaudited)

	Shares	Amount	Additional Paid in Capital	Retained Deficit	Total
Balance December 31, 2009	93,260,579	$93,260	$13,527,242	$(16,118,270)	$(2,497,768)

Shares issued for services	500,000	500	5,200	-	5,700
Net income	-	-	-	78,779	78,779
Balance June 30, 2010	93,760,579	$93,760	$13,532,442	$(16,039,491)	$(2,413,289)

The accompanying notes are an integral part of these financial statements.

ADINO ENERGY CORPORATION
Consolidated Statements of Cash Flows
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Unaudited)

	June 30, 2010	June 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$78,779	$(151,586)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,085	7,087
Amortization of discount on note receivable	(31,993)	(25,872)
Stock based compensation	5,700	52,500
Gain from lawsuit / sale amortization	(195,639)	(203,536)
Shares issued for services	-	19,000
Gain on asset disposition	-	(2,204)
Options issued for services	-	17,186

Change in operating assets and liabilities:
Accounts receivable	65,280	31,197
Other assets	(5)	4,634
Accounts payable and accrued liabilities	(196,541)	284,505
Net cash provided by (used in) operating activities	(269,334)	32,911

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(10,264)
Principal payments on note receivable	-	29,747
Net cash provided by investing activities	-	19,483

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on note payable	(7,744)	(4,504)
Net cash used in financing activities	(7,744)	(4,504)

Net change in cash and cash equivalents	(277,078)	47,890
Cash and cash equivalents, beginning of period	502,542	30,228
Cash and cash equivalents, end of period	$225,464	$78,118

Cash paid for:
Interest	$14,754	$6,832
Income taxes	$-	$-

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

NOTE 2-GOING CONCERN

As of June 30, 2010, the Company has a working capital deficit of $2,644,500 and total stockholders’ deficit of $2,413,289.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern depends upon its ability to obtain funding for its working capital deficit. Of the outstanding current liabilities at June 30, 2010, $391,272 is a non-cash deferred gain on the terminal transaction (See Note 3 for a complete explanation of the deferred settlement gain).  Additionally, $824,687 of the outstanding current liabilities is due to certain officers and directors for prior years’ accrued compensation.  These officers and directors have agreed in writing to postpone payment if necessary, should the Company need capital it would otherwise pay these individuals.  The Company plans to satisfy current year and future cash flow requirements through operations and merger and acquisition opportunities including the expansion of existing business opportunities.  The Company expects these growth opportunities to be financed by a combination of equity and debt capital; however, in the event the Company is unable to obtain additional debt and equity financing, the Company may not be able to continue its operations.

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

Due to the difficult credit markets, the Company was unable to secure financing for the Houston terminal facility and assigned its rights under the terminal purchase option to Lone Star Fuel Storage and Transfer, LLC (“Lone Star”).  Lone Star purchased the terminal from 17617 Aldine Westfield Road, LLC on September 30, 2008.  Lone Star then entered into a five year operating lease with option to purchase with IFL.  The five year lease has monthly rental payments of $30,000, escalating 3% per year.  IFL’s purchase option allows for the terminal to be purchased at any time prior to October 1, 2009 for $7,775,552.  The sale price escalates $1,000,000 per year after this date, through the lease expiration date of September 30, 2013.  The Company recognizes the escalating lease payments on a straight line basis.  As of June 2010, the Company has not exercised its option to purchase the Houston terminal facility.

 The Lone Star lease was evaluated and was deemed to be an operating lease.

The transactions that led to the above two leases both resulted in gains to the Company.  The lawsuit settlement just prior to the lease with 17617 Aldine Westfield Road, LLC resulted in a gain to the Company of $1,480,383.  The Company amortized this amount over the life of the capital asset, or 15 years.

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

NOTE 4 – EQUIPMENT

The following is a summary of this category:

	June 30, 2010	December 31, 2009
Vehicles	$47,427	$47,427
Leasehold Improvements	10,264	10,264
Office Equipment	3,334	3,334
Subtotal	61,025	61,025
Less: Accumulated Depreciation	(33,451)	(28,366)
Total	$27,574	$32,659

The useful life for material and terminal equipment is 15 years along with the related leasehold improvements. Office equipment is being depreciated over three years and vehicles are depreciated over five years.

NOTE 5 - NOTES RECEIVABLE  / INTEREST RECEIVABLE

On November 6, 2003, Mr. Stuart Sundlun acquired 1,200 units of Intercontinental Fuels, LLC (IFL) from Adino. Part of the purchase price was a note from Mr. Sundlun dated November 6, 2003, bearing interest of 10% per annum in the amount of $750,000. This note was secured by 600 units of IFL being held in attorney escrow and released pursuant to the sales agreement.  The sales agreement provided that the unreleased units would revert to Adino if Mr. Sundlun did not acquire the remaining 600 units.

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

Interest accrued on the Sundlun note receivable was $375,208 at June 30, 2010 and December 31, 2009.

A schedule of the balances at June 30, 2010 and December 31, 2009 is as follows:

	June 30, 2010	December 31, 2009

Sundlun, net of unamortized discount of $82,145 and $114,138, respectively	$667,855	$635,862
Less: current portion	-	-
Total long-term notes receivable	$667,855	$635,862

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

NOTE 7 – ACCRUED LIABILITIES / ACCRUED LIABILITIES –RELATED PARTY

Other liabilities and accrued expenses consisted of the following as of June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009

Accrued accounting and legal fees	119,000	119,000
Customer deposits	110,000	110,000
Property tax accrual	41,647	76,446
Deferred lease liability	30,851	25,122
Total accrued liabilities	$301,498	$330,568

Accrued salaries-related party	$824,687	$1,023,687

Deferred lease liability:  The Lone Star lease is being expensed by the straight line method as required by current guidance, resulting in a deferred lease liability that will be extinguished by the lease termination date of September 30, 2013.

NOTE 8 - NOTES PAYABLE

	June 30, 2010	December 31, 2009
Note payable - Stuart Sundlun, bearing interest of 10% per annum, due August 7, 2011	$1,500,000	$1,500,000
Note payable - Bill Gaines, non interest bearing, due on demand	5,000	9,000
Note payable - Gulf Coast Fuels, bearing interest of $25,000	275,000	275,000
Note payable - GMAC, bearing interest of 11.7% per annum with 60 monthly payments of $895, due May 13, 2013	26,357	30,101
Total notes payable	$1,806,357	$1,814,101
Less current portion	(288,074)	(291,618)
Long term note payable	$1,518,283	$1,522,483

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
As a result of the above common stock issuances, as of June 30, 2010, there were 93,760,579 shares issued and outstanding.

PREFERRED STOCK

In 1998, the Company amended its articles to authorize Preferred Stock. There are 20,000,000 shares authorized of Preferred Stock with a par value of $0.001. The shares are non-voting and non-redeemable by the Company. The Company further designated five series of its Preferred Stock: "Series 'A' $12.50 Preferred Stock" (2,159,193 shares authorized), "Series "A" $8.00 Preferred Stock," (1,079,957 shares authorized), Class “B” Preferred Stock Series 1 (666,660 shares authorized), Class “B” Preferred Stock Series 2 (666,660 shares authorized), and Class “B” Preferred Stock Series 3 (666,680 shares authorized). As of June 30, 2010 and December 31, 2009, there are no shares of Preferred Stock issued and outstanding.

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

NOTE 10 – CONCENTRATIONS

The following table sets forth the amount and percentage of revenue from those customers that accounted for at least 10% of revenues for the quarter and six months ended June 30, 2010 and 2009.

	Quarter Ended		Quarter Ended		Six Months Ended		Six Months Ended
	June 30, 2010%		June 30, 2009%		June 30, 2010%		June 30, 2009%

Customer A	$-	0%	$53,550	11%	$13,402	1%	$107,100	11%

Customer B	$354,000	76%	$128,016	25%	$654,000	58%	$259,197	26%

Customer C	$39,847	8%	$172,859	34%	$142,642	13%	$325,949	33%

Customer D	$-	0%	$115,516	23%	$61,110	5%	$231,302	23%

Customer E	$72,623	16%	$-	0%	$251,042	22%	$-

The Company had one customer that represented 95% of outstanding receivables at June 30, 2010 and two customers that represented 74% and 23% of outstanding receivables at December 31, 2009.

NOTE 11 - LEGAL

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

G J Capital also sued Adino in the above suit and effected service on Adino in April 2010.

Adino and IFL have answered the above suit, generally denying any liability under the agreement alleged by G J Capital. Adino and IFL have also countersued G J Capital for usury and conspiracy due to the fact that the interest rate used in the agreement with Gulf Coast Fuels exceeds the maximum interest rate set by Texas law.

The Gulf Coast Fuels note that is the subject of this lawsuit has already been accrued as a liability, and therefore, does not require any further accrual as a contingent liability.

NOTE 12 – SUBSEQUENT EVENTS

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

Revenue: The Company’s revenues for the quarter ended June 30, 2010 were $466,699, a decrease of $36,927 from the quarter ended June 30, 2009 of $503,626. Revenues were $1,122,666 and $990,987 for the six months ended June 30, 2010 and 2009, respectively. The Company’s main revenue source was its wholly owned subsidiary, IFL.  IFL added 2 new customers in 2009, accounting for the increased terminal revenue in the latter part of 2009 and early 2010.  In May 2010, IFL management negotiated a long term contract with a regional fuel supplier to be the primary customer of the Houston terminal. The new arrangement allows for consistent revenues over the long term.

Cost of Product Sales:  As customers take their fuel from the IFL terminal, certain fuel additives must be mixed with the diesel to comply with state and federal regulations.  In an effort to decrease product cost volatility and improve operational efficiency, IFL contracted with a third party fuel additive provider for all fuel additives through April 2010.  The new Houston terminal customer contract begun in May, 2010 does not require that IFL provide additive services. Therefore, the Company realized a decrease in product sales expense of $63,483, or 48%, for the quarter ended June 30, 2010 over 2009.   Cost of product sales totaled $67,916 for the quarter ended June 30 2010, compared to $131,399 for the same period in 2009. Year to date expense was $230,115 and $255,494 for the six months ended June 30, 2010 and 2009, respectively.

Terminal Management:  The Company has outsourced its terminal operations since July 2007.  The monthly contract includes employee salaries and benefits, terminal operational expenses, minor repairs, maintenance, insurance and other ancillary operating expenses.  Terminal management expense for the quarters ended June 30, 2010 and 2009 was $99,990 and $99,000, respectively. Year to date expense at June 30, 2010 was $199,980, relatively consistent with the expense incurred in 2009 of $201,000.  Management is encouraged by the success of this alliance and plans to utilize the terminal management model in any future acquisitions.

General and Administrative: The Company’s expense for the three months ended June 30, 2010 was $182,442 or a 32% increase over the expense of $137,857 for the same period in 2009. Expenses for the six months ended June 30, 2010 and 2009 were $318,628 and $266,789, respectively, an increase of 19%. General and administrative expense is primarily rent expense paid on the IFL terminal to Lone Star, currently $31,855 per month. The Company had increased second quarter expenses due to additional filing fees and expenses of approximately $36,000.

Legal and Professional:  Legal and professional expense was $114,997 and $92,110 for the six months ended June 30, 2010 and 2009, respectively, an increase of $22,887 or 25%. Expense for the comparative second quarters for the years were consistent. The increase is primarily due to payments made by IFL for legal services and payments by Adino for its 2009 audit made during the first quarter of 2010.

Consulting Expense:  The Company’s consulting expenses were $183,716 and $280,798 for the quarters ended June 30, 2010 and 2009, respectively, a decrease of $97,082 or 35%. Year to date expenses for 2010 and 2009 were $315,931 and 472,181, respectively, a decrease of $156,250 or 33%.  The increased expense for 2009 was primarily due to a common stock award granted to the Board of Directors of $52,500 and additional compensation of $148,907 granted to the officers and controller of the Company. No such awards or bonuses were awarded in 2010. Additionally, in anticipation of future growth, IFL has contracted with several consultants to formalize the Company’s business plan and marketing presentation package, resulting in additional expense in 2010 of approximately $51,000.

Interest Income:  Interest income remained consistent at $32,045 and $32,218 for the six months ended June 30, 2010 and 2009, respectively. The Company has agreed to an amendment on the $750,000 note receivable with Mr. Sundlun.  This amendment extends the maturity date of the note to August 2011 at no additional interest past the original maturity date of November 6, 2008.  Due to the lack of interest expense, the Company recognized a discount on the note and amortizes that discount through the note’s maturity date, accounting for the consistent expense.

Interest Expense:  Interest expense to the Company was $80,472 at June 30 2010 compared to $82,437 at June 30, 2009, remaining consistent. Interest expense is for the note to Mr. Sundlun and the automobile note, only.

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

Net Income/Loss: The Company had a net loss of $51,088 and $122,470 for the quarters ended June 30, 2010 and 2009, respectively. Year to date resulted in net income of $78,779 for the six months ended June 30, 2010 compared to a net loss of $151,586 for the same period in 2009. The 2010 second quarter loss is primarily attributed to fees paid to consultants during the second quarter of 2010. The Company believes the planning and actions of the consultants will benefit the Company in the future. Increased profitability from 2009 to 2010 arises from the Company’s streamlined operations, increasing revenue and the deferred gain arising from the lawsuit settled in 2007 with 17617 Aldine Westfield Road, LLC and the terminal sale to Lone Star. See Note 3 above for a more detailed explanation.

CAPITAL RESOURCES AND LIQUIDITY

As of June 30, 2010, our cash and cash equivalents were $225,464, compared to $502,542 at December 31, 2009.  The Company’s liquidity has increased substantially in the past two quarters due to revenues from a new customer. Nonetheless, cash flow has been an ongoing concern for the Company due to the large amount of legacy liabilities that Adino accumulated during the years in which it was a non-operating entity. These liabilities will likely continue to be a drag on the Company’s financial statements unless and until Adino obtains financing that allows us to pay off these liabilities.

Our working capital deficit at June 30, 2010 was $2,644,500 compared to $2,502,232 at December 31, 2009. The Company believes that the current cash flow and planned increase in operations are adequate to satisfy the working capital deficit.  Certain officers and directors have agreed in writing to postpone payment if necessary should the Company need capital it would otherwise pay these individuals. Lastly, the Company plans to grow through merger and acquisition opportunities including the expansion of existing business opportunities. The Company expects these growth opportunities to be financed through a combination of equity and debt capital; however, in the event the Company is unable to obtain additional debt and equity financing, the Company may not be able to pursue these opportunities or continue its operations.

For the six months ended June 30, 2010, cash used by operating activities was $269,334 compared to cash provided by operating activities of $32,911 for the six months ended June 30, 2009.  The increased use of cash was primarily in payment of accrued liabilities and vendor payables.

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

As of June 30, 2010, the Company has a working capital deficit of $2,644,500 and total stockholders’ deficit of $2,413,289.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern depends upon its ability to obtain funding for its working capital deficit. Of the outstanding current liabilities at June 30, 2010, $391,272 is a non-cash deferred gain on the terminal transaction (See Note 3 for a complete explanation of the deferred settlement gain).  Additionally, $824,687 of the outstanding current liabilities is due to certain officers and directors for prior years’ accrued compensation.  These officers and directors have agreed in writing to postpone payment if necessary, should the Company need capital it would otherwise pay these individuals.  The Company plans to satisfy current year and future cash flow requirements through operations and merger and acquisition opportunities including the expansion of existing business opportunities.  The Company expects these growth opportunities to be financed by a combination of equity and debt capital; however, in the event the Company is unable to obtain additional debt and equity financing, the Company may not be able to continue its operations.

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

Changes in internal controls. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2010 that have materially affected or are reasonably likely to materially affect internal control over financial reporting.

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

G J Capital also sued Adino in the above suit and effected service on Adino in April 2010.

Adino and IFL have answered the above suit, generally denying any liability under the agreement alleged by G J Capital. Adino and IFL have also countersued G J Capital for usury and conspiracy due to the fact that the interest rate used in the agreement with Gulf Coast Fuels exceeds the maximum interest rate set by Texas law.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following documents are filed as part of this report:

Exhibit
Number	Exhibit

3.1	Articles of Incorporation (as amended January 30, 2008) (incorporated by reference to our Form 10-K filed on March 18, 2009)
3.2	By-laws of Golden Maple Mining and Leaching Company, Inc. (now Adino Energy Corporation) (incorporated by reference to our Form 10-K filed on March 18, 2009)
10.1	Contract with Metropolitan Transit Authority of Harris County, Texas (incorporated by reference to our Form 10-K filed on March 18, 2009)
10.2	Lease with Lone Star Fuel Storage and Transfer, LLC (incorporated by reference to our Form 10-K filed on March 18, 2009)
10.3	Resolution of the Board of Directors of August 1, 2008 (incorporated by reference to our Form 10-K filed on March 18, 2009)
10.4	Resolution of the Board of Directors of October 29, 2008 (incorporated by reference to our Form 10-K filed on March 18, 2009)
10.5	Resolution of the Board of Directors of February 20, 2009 (incorporated by reference to our Form 10-Q filed on August 7, 2009)
10.6	Resolution of the Board of Directors of March 26, 2009 (incorporated by reference to our Form 10-Q filed on August 7, 2009)
10.7	Resolution of the Board of Directors of June 30, 2009 (incorporated by reference to our Form 10-Q filed on November 10, 2009)
10.8	Resolution of the Board of Directors of December 30, 2009 (incorporated by reference to our Form 10-Q filed on November 10, 2009)
14	Code of Business Conduct and Ethics (incorporated by reference to our Form 10-K filed on March 18, 2009)
31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a) of the Exchange Act
31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(a) of the Exchange Act
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the undersigned has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

ADINO ENERGY CORPORATION

By:	/s/ Timothy G. Byrd, Sr.
Timothy G. Byrd, Sr.
CEO, CFO and Director
August 11, 2010