Form 10-Q
period 2010-09-30
ADINO ENERGY CORP
filed 2010-11-22
CIK 700815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  At November 19, 2010, there were 105,760,579 shares of common stock outstanding.

TABLE OF CONTENTS

ITEM 1. FINANCIAL STATEMENTS

ADINO ENERGY CORPORATION
Consolidated Balance Sheet
AS OF SEPTEMBER 30, 2010 AND DECEMBER 31, 2009

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Cash in bank	$553,452	$502,542
Accounts receivable, net of allowances	11,000	96,734
Deposits and prepaid assets	13,968	255
Notes receivable, net of unamortized discount of $64,830	685,170	-
Interest receivable	375,208	-
Total current assets	1,638,798	599,531

Fixed assets, net of accumulated depreciation of $54,735 and $28,366, respectively	436,976	32,659
Oil and gas properties (full cost method), net of accumulated amortization, depreciation, depletion, accretion and asset impairment	177,254	-
Note receivable, net of unamortized discount of $114,138	-	635,862
Goodwill	1,566,379	1,559,240
Other assets	-	375,208
Total non-current assets	2,180,609	2,602,969
TOTAL ASSETS	$3,819,407	$3,202,500

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Account payable	$499,306	$511,747
Accounts payable - related party	39,304	42,871
Accrued liabilities	342,303	330,568
Accrued liabilities - related party	862,687	1,023,687
Contract clawback provision	293,945	-
Notes payable - current portion	1,813,479	291,618
Interest payable	622,500	510,000
Derivative liability	112,152	-
Deferred gain - current portion	391,272	391,272
Total current liabilities	4,976,948	3,101,763

Deferred gain, net of current portion	782,563	1,076,022
Notes payable, net of current portion	416,098	1,522,483
TOTAL LIABILITIES	6,175,609	5,700,268

SHAREHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 20,000 shares authorized, no shares issued and outstanding	-	-
Capital stock, $0.001 par value, 500 million shares authorized, 105,760,579 and 93,260,579 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	105,760	93,260
Additional paid in capital	13,740,442	13,527,242
Retained deficit	(16,202,404)	(16,118,270)
Total shareholders’ deficit	(2,356,202)	(2,497,768)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$3,819,407	$3,202,500

See accompanying notes to the financial statements

ADINO ENERGY CORPORATION
Consolidated Statements of Operations
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Unaudited)

	Three months ended		Nine months ended
	September 30	September 30	September 30	September 30
	2010	2009	2010	2009

REVENUES AND GROSS MARGINS
Terminal operations	$365,817	$533,998	$1,488,483	$1,524,985
Oil and gas operations	23,202	-	23,202	-
Total revenues	389,019	533,998	1,511,685	1,524,985

OPERATING EXPENSES
Cost of product sales	9,427	100,374	239,542	355,868
Payroll and related expenses	5,613	-	5,613	-
Terminal management	100,090	99,990	300,070	300,990
General and administrative	197,117	129,245	515,745	396,034
Legal and professional	62,828	36,992	177,825	129,102
Consulting fees	242,749	127,058	558,680	599,239
Repairs	1,444	419	7,807	602
Depreciation expense	17,465	2,542	22,550	9,629
Operating supplies	19,961	4,406	19,961	7,656
Total operating expenses	656,694	501,026	1,847,793	1,799,120

OPERATING GAIN (LOSS)	(267,675)	32,972	(336,108)	(274,135)

OTHER INCOME AND EXPENSES
Interest income	17,341	16,923	49,386	49,141
Interest expense	(49,317)	(42,391)	(129,789)	(124,828)
Gain from lawsuit	98,237	97,819	293,876	301,355
Loss on derivative	(76,314)	-	(76,314)	-
Gain on change in fair value of clawback	114,815	-	114,815	-
Other income	-	3,700	-	5,904
Total other income and expense	104,762	76,051	251,974	231,572

NET INCOME (LOSS)	$(162,913)	$109,023	$(84,134)	$(42,563)

Net income (loss) per share, basic and fully diluted	$(0.00)	$0.00	$(0.00)	$(0.00)

Weighted average shares outstanding, basic and fully diluted	104,151,883	93,260,579	97,203,802	89,879,627

The accompanying notes are an integral part of these financial statements.

ADINO ENERGY CORPORATION
Consolidated Statement of Changes in Stockholders’ Deficit
FOR THE PERIOD ENDED SEPTEMBER 30, 2010
(Unaudited)

	Shares	Amount	Additional Paid in Capital	Retained Deficit	Total
Balance December 31, 2009	93,260,579	$93,260	$13,527,242	$(16,118,270)	$(2,497,768)

Shares issued for services	2,500,000	2,500	73,200	-	75,700
Shares issued for acquisition	10,000,000	10,000	140,000	-	150,000
Net loss	-	-	-	(84,134)	(84,134)
Balance September 30, 2010	105,760,579	$105,760	$13,740,442	$(16,202,404)	$(2,356,202)

The accompanying notes are an integral part of these financial statements.

ADINO ENERGY CORPORATION
Consolidated Statements of Cash Flows
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Unaudited)

	September 30, 2010	September 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(84,134)	$(42,563)
Adjustments to reconcile net loss to net cash provided from (used in) operating activities:
Depreciation and amortization	22,550	9,629
Bad debt expense	30,000	-
Options issued for services	-	21,995
Amortization of discount on note receivable	(49,308)	(39,876)
Stock based compensation	-	52,500
Shares issued for services	75,700	19,000
Amortization of note discount	6,504	-
Loss on derivative	76,314	-
Gain on change in fair value of clawback provision	(114,815)	-
Gain on lawsuit settlement	(293,459)	(301,355)
Gain on asset disposal	-	(2,204)
Change in operating assets and liabilities:
Accounts receivable	55,734	(10,109)
Other assets	(13,713)	5,438
Accounts payable and accrued liabilities	(72,501)	391,186
Net cash provided from (used in) operating activities	$(361,128)	$103,641

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment	(32,772)	(10,264)
Principal payments on note receivable	-	44,845
Net cash provided from (used in) investing activities	$(32,772)	$34,581

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing on debt	457,500	-
Principal payments on note payable	(12,690)	(6,238)
Net cash provided from (used in) financing activities	$444,810	$(6,238)

Net change in cash and cash equivalents	50,910	131,984
Cash and cash equivalents, beginning of period	502,542	30,228
Cash and cash equivalents, end of period	$553,452	$162,212

Cash paid for taxes	$-	$-
Cash paid for Interest	$12,285	$12,378
Non-cash transactions:
Contract clawback provision	$293,945	$-
Acquisition purchased with stock	$150,000	$-
Asset retirement obligation	$19,728	$-
Note discount	$35,838	$-

The accompanying notes are an integral part of these financial statements.

ADINO ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - ORGANIZATION

Adino Energy Corporation ("Adino", “we” or the "Company"), is an emerging oil and gas exploration and production company focused on mature oilfield assets with significant redevelopment, workover and enhanced oil recovery (EOR) potential. The Company also leases and operates a fuel terminal in Houston, Texas.

Adino was incorporated under the laws of the State of Montana on August 13, 1981, under the name Golden Maple Mining and Leaching Company, Inc. In 1985, the Company ceased its mining operations and discontinued all business operations in 1990. The Company then acquired Consolidated Medical Management, Inc. (“CMMI”) and kept the CMMI name. The Company initially focused its efforts on the continuation of the business services offered by CMMI. These services focused on the delivery of turn-key management services for the home health industry, predominately in south Louisiana. The Company exited the medical business in December 2000. In August 2001, the Company decided to refocus on the oil and gas industry. In 2006, we decided to cease our oil and gas activities and focus on becoming a fuel company.

The Company’s wholly owned subsidiary, Intercontinental Fuels, LLC (“IFL”), a Texas limited liability company, was founded in 2003. Adino first acquired 75% of IFL’s membership interests in 2003. We now own 100% of IFL.

In January 2008, the Company changed its name to Adino Energy Corporation. We believe that this name better reflects our current and future business activities, as we plan to continue focusing on the energy industry.

As of July 1, 2010, the Company acquired PetroGreen Energy LLC, a Nevada limited liability company, and AACM3, LLC, a Texas limited liability company d/b/a Petro 2000 Exploration Co. (together "Petro Energy"). Petro Energy is a licensed Texas oilfield operator currently operating 11 wells on two leases covering approximately 300 acres in Coleman County, Texas. Petro also owns a drilling rig, two service rigs and associated tools and equipment. The Company also acquired the operator license held by the principal of PetroGreen and Petro 2000 Exploration Co.

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

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

Significant accounting policies

Oil and gas producing activities: The Company follows the full cost method of accounting for oil and gas operations whereby all costs associated with the exploration and development of oil and gas properties are initially capitalized into a single cost center (“full cost pool”). Such costs include land acquisition costs, geological and geophysical expenses, carrying charges on non-producing properties and costs of drilling directly related to acquisition and exploration activities. Proceeds from property sales are generally credited to the full cost pool, with no gain or loss recognized, unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs. A significant alteration would typically involve a sale of 25% or more of the proved reserves related to a full cost pool.

Depletion of exploration and production costs and depreciation of production equipment is computed using the units of production method based upon estimated proved oil and gas reserves as determined by consulting engineers and prepared (annually) by independent petroleum engineers. Costs included in the depletion base to be amortized include (a) all proved capitalized costs including capitalized asset retirement costs, net of estimated salvage values, less accumulated depletion, (b) estimated future development cost to be incurred in developing proved reserves; and (c) estimated dismantlement and abandonment costs, net of estimated salvage values that have not been included as capitalized costs because they have not yet been capitalized in asset retirement costs. The costs of unproved properties are withheld from the depletion base until it is determined whether or not proved reserves can be assigned to the properties. The unproved properties are reviewed quarterly for impairment. When proved reserves are assigned or the unproved property is considered to be impaired, the cost of the property or the amount of the impairment is added to the costs subject to depletion calculations.

Derivatives: The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. Derivative financial instruments are initially measured at their fair value. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then revalued at each reporting date, with changes in the fair value reported as charges or credits to income. For option−based derivative financial instruments, the Company uses the Black−Scholes model to value the derivative instruments. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non−current based on whether or not cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Asset retirement obligation: The Company accounts for its asset retirement obligations by recording the fair value of a liability for an asset retirement obligation recognized for the period in which it was incurred if a reasonable estimate of fair value could be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The increase in carrying value of a property associated with the capitalization of an asset retirement cost is included in proved oil and gas properties in the consolidated balance sheets. The Company depletes the amount added to proved oil and gas property costs. The future cash outflows associated with settling the asset retirement obligation that have been accrued in the accompanying balance sheets are excluded from the ceiling test calculations. The Company also depletes the estimated dismantlement and abandonment costs, net of salvage values, associated with future development activities that have not yet been capitalized as asset retirement obligations. These costs are also included in the ceiling test calculations. The asset retirement liability is allocated to operating expense using a systematic and rational method.

NOTE 3-GOING CONCERN

As of September 30, 2010, the Company has a working capital deficit of $3,338,150 and total stockholders’ deficit of $2,356,202.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern depends upon its ability to obtain funding for its working capital deficit. Of the outstanding current liabilities at September 30, 2010, $391,272 is a non-cash deferred gain on the terminal transaction. See Note 4 for a complete explanation of the deferred settlement gain.  Additionally, $862,687 of the outstanding current liabilities is due to certain officers and directors for prior years’ accrued compensation.  These officers and directors have agreed in writing to postpone payment if necessary, should the Company need capital it would otherwise pay these individuals.  The Company plans to satisfy current year and future cash flow requirements through operations and merger and acquisition opportunities including the expansion of existing business opportunities.  The Company expects these growth opportunities to be financed by a combination of equity and debt capital; however, in the event the Company is unable to obtain additional debt and equity financing, the Company may not be able to continue its operations.

NOTE 4-LEASE COMMITMENTS

On April 1, 2007, IFL agreed to lease a fuel storage terminal from 17617 Aldine Westfield Road, LLC for 18 months at $15,000 per month. The lease contained an option to purchase the terminal for $3.55 million by September 30, 2008. The Company evaluated this lease and determined that it qualified as a capital lease for accounting purposes.  The terminal was capitalized at $3,179,572, calculated using the present value of monthly rent at $15,000 for the months April 2007 – September 2008 and the final purchase price of $3.55 million discounted at IFL’s incremental borrowing rate of 12.75%.  The terminal was depreciated over its useful life of 15 years resulting in monthly depreciation expense of $17,664.  As of December 31, 2007, the carrying value of the capital lease liability was $3,355,984.

Due to the difficult credit markets, the Company was unable to secure financing for the Houston terminal facility and assigned its rights under the terminal purchase option to Lone Star Fuel Storage and Transfer, LLC (“Lone Star”).  Lone Star purchased the terminal from 17617 Aldine Westfield Road, LLC on September 30, 2008.  Lone Star then entered into a five year operating lease with option to purchase with IFL.  The five year lease has monthly rental payments of $30,000, escalating 3% per year.  IFL’s purchase option allows for the terminal to be purchased at any time prior to October 1, 2009 for $7,775,552.  The sale price escalates $1,000,000 per year after this date, through the lease expiration date of September 30, 2013.  The Company recognizes the escalating lease payments on a straight line basis.  As of September 30, 2010, the Company has not exercised its option to purchase the Houston terminal facility.

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

NOTE 5 – PETRO ENERGY ACQUISITION PURCHASE PRICE ALLOCATION

The Company’s acquisition of the Petro Energy companies (see Note 1) included operating wells and fixed assets. The transaction, treated as a business combination, was valued under current guidance using fair value methods. To arrive at the acquired asset’s fair value, the valuation considered the value to be the price, in cash or equivalent, that a buyer could reasonably be expected to pay, and a seller could reasonably be expected to accept, if the business were exposed for sale on the open market for a reasonable period of time, with both buyer and seller being in possession of the pertinent facts and neither being under any compulsion to act.

The Company issued ten million (10,000,000) shares of common stock at closing as consideration for the companies. The stock price as of July 1, 2010 was $0.015 per common share, representing a value of $150,000.

The tangible assets acquired were valued based on the appropriate application of the market or cost approaches. The fair value was estimated at the depreciable value of the current replacement costs based on the age of the assets, assuming they are in good, working order. Additionally, the Company had an independent third party value the oil reserves for the Felix Brandt wells in Coleman, Texas.

A component of the acquisition agreement with PetroGreen Energy and AACM3, LLC gave the former owners of these companies the option to repurchase for $1.00 the assets held by the companies as of July 1, 2010 if the Company’s common stock price fails to reach $0.25 per share within three years of the original acquisition date. This contract clawback provision was valued as a derivative at July 1, 2010 at $408,760.

The above valuations resulted in a goodwill calculation on acquisition of $7,139 at July 1, 2010.

Below is the acquisition summary including fair value of assets acquired, liabilities assumed and consideration given as of July 1, 2010:

Fair Value at July 1, 2010
Assets acquired:
Tangible drilling costs	$155,700
Proved oil and gas properties	71,060
Machinery and equipment	324,861
Total acquired asset fair value	551,621
Less liability assumed:
Contract clawback provision	(408,760)
Consideration - Common stock	(150,000)
Goodwill from acquisition	$7,139

NOTE 6 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The Company valued the Petro Energy acquisition, the current convertible note and warrant derivatives and the Company’s largest asset, goodwill, using Level 3 criterion, shown below. As of September 30, 2010, the valuations resulted in a loss on derivatives of $76,314 and a gain on contract clawback provision of $114,815 for a net gain of $38,501.

September 30, 2010
Description	Level 1	Level 2	Level 3	Total Realized Gain (Loss) due to valuation	Total Unrealized Gain (Loss) due to valuation

Goodwill	$-	$-	$1,566,379	$-	$-

Asher note - derivative	-	-	37,632	(1,794)	-
BWME notes - derivative	-	-	64,978	(64,978)	-
Haag warrants - derivative	-	-	9,542	(9,542)	-

Contract clawback provision			293,945	114,815	-
Total	$-	$-	$1,972,476	$38,501	$-

December 31, 2009
Description	Level 1	Level 2	Level 3	Total Realized Gain (Loss) due to valuation	Total Unrealized Gain (Loss) due to valuation

Goodwill	$-	$-	$1,566,379	$-	$-
Total	$-	$-	$1,566,379	$-	$-

NOTE 7 - NOTES RECEIVABLE  / INTEREST RECEIVABLE

On November 6, 2003, Mr. Stuart Sundlun acquired 1,200 units of IFL from Adino. Part of the purchase price was a note from Mr. Sundlun dated November 6, 2003, bearing interest of 10% per annum in the amount of $750,000. This note was secured by 600 units of IFL being held in attorney escrow and released pursuant to the sales agreement.  The sales agreement provided that the unreleased units would revert to Adino if Mr. Sundlun did not acquire the remaining 600 units.

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

Interest accrued on the Sundlun note receivable was $375,208 at September 30, 2010 and December 31, 2009.

A schedule of the balances at September 30, 2010 and December 31, 2009 is as follows:

	September 30, 2010	December 31, 2009

Sundlun, net of unamortized discount of $64,830 and $114,138, respectively	$685,170	$635,862
Less: current portion	(685,170)	-
Total long-term notes receivable	$-	$635,862

NOTE 8 – FIXED ASSETS

The following is a summary of this category:

	September 30, 2010	December 31, 2009

Machinery and equipment	$417,161	$-
Vehicles	47,427	47,427
Leasehold improvements	23,789	10,264
Office equipment	3,334	3,334
Subtotal	491,711	61,025
Less: Accumulated depreciation	(54,735)	(28,366)
Total	$436,976	$32,659

The useful life for leasehold improvements is the duration of the lease on the IFL fuel terminal, through September 30, 2013. Machinery and equipment has a useful life of seven years, vehicles’ useful life is five years and office equipment is being depreciated over three years.

NOTE 9 - OIL AND GAS PROPERTIES

Tangible drilling costs: The Company acquired tangible drilling equipment and proved oil and gas properties with the Petro Energy acquisition in July 2010. The tangible assets were valued based on the appropriate application of the market or cost approaches as of the date of acquisition. The fair value was estimated at the depreciable value of the current replacement costs based on the age and condition of the assets.

Proved oil and gas properties: As of September 30, 2010, the Company’s Felix Brandt oil and gas leases include eight proved developed producing (PDP) wells and three saltwater disposal wells. According to the reserve analysis conducted by an independent engineering firm, the estimated discounted net cash flow on the Felix Brandt lease was $71,060 as of July 1, 2010, the date of acquisition. Due to our significant net loss carryforward, we do not expect to pay any federal income taxes on future net revenues provided from the Brandt lease production. Therefore, the pre-tax and after-tax estimate of discounted future net cash flows are both $71,060.

Asset retirement obligation: The Company accounts for its asset retirement obligations by recording the fair value of a liability for an asset retirement obligation recognized in the period in which it was incurred if a reasonable estimate of fair value could be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and allocated to operating expense using a systematic and rational method. As of September 30, 2010, the Company has recorded a net asset of $19,294 and related liability of $19,728. Accretion for the quarter ended September 30, 2010 was $434.

The oil and gas related asset values at September 30, 2010 and December 31, 2009 were as follows:

	September 30, 2010	December 31, 2009

Tangible drilling costs	$86,900	$-
Proved oil and gas properties	71,060	-
Asset retirement cost	19,294	-
Total	$177,254	$-

NOTE 10 – CONSOLIDATION OF IFL AND GOODWILL

From the period of IFL’s inception to 2005, our ownership percentage in IFL was 60%. Our ownership increased to 80% during 2005 when our 20% partner withdrew from IFL and rescinded its investment. On August 7, 2006, we obtained the remaining 20% interest in IFL from Stuart Sundlun in consideration for a note payable as described in Note 12 below. This transaction was accounted for as a step acquisition. This step acquisition resulted in an additional $1,500,000 of goodwill as the fair value of the net assets acquired was determined by management to be zero and the consideration given as discussed above was the $1,500,000 note.

Additionally, the Company realized $7,139 of goodwill associated with the acquisition of PetroGreen and AACM3, LLC on July 1, 2010.

Adino evaluated the aggregate goodwill for impairment at December 31, 2009 and has determined that the fair value of the reporting unit exceeds its carrying amount and hence the goodwill is not impaired.

NOTE 11 – ACCRUED LIABILITIES / ACCRUED LIABILITIES –RELATED PARTY

Other liabilities and accrued expenses consisted of the following as of September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009

Accrued accounting and legal fees	$116,100	$119,000
Customer deposits	110,000	110,000
Property and payroll tax accrual	62,760	76,446
Asset retirement obligation	19,728	-
Deferred lease liability	33,715	25,122
Total accrued liabilities	$342,303	$330,568

Accrued salaries-related party	$862,687	$1,023,687

Deferred lease liability:  The Lone Star lease is being expensed by the straight line method as required by current guidance, resulting in a deferred lease liability that will be extinguished by the lease termination date of September 30, 2013.

NOTE 12 - NOTES PAYABLE

	September 30, 2010	December 31, 2009

Note payable - Stuart Sundlun, bearing interest of 10% per annum, due August 7, 2011	$1,500,000	$1,500,000
Note payable - Bill Gaines, non interest bearing, due on demand	2,000	9,000
Note payable - Gulf Coast Fuels, bearing interest of $25,000	275,000	275,000
Note payable - Asher, bearing interest of 8% per annum, due May 13, 2011, net of discount of $29,334	28,166	-
Notes payable - BWME, bearing interest at 8% per annum, due September 2, 2013,	400,000	-
Note payable - GMAC, bearing interest of 11.7% per annum with 60 monthly payments of $895, due May 13, 2013	24,411	30,101
Total notes payable	$2,229,577	$1,814,101
Less: current portion	(1,813,479)	(291,618)
Long term note payable	$416,098	$1,522,483

On August 11, 2010, the Company issued a convertible promissory note to Asher Enterprises, Inc., in the amount of $57,500. The note has a maturity date of May 13, 2011 and has an annual interest rate of eight percent (8%) per annum. The holders have the right from and after the date of issuance, and until any time until the note is fully paid, to convert any outstanding and unpaid principal portion of the note, and accrued interest, into fully paid and non-assessable shares of common stock. The note has an initial conversion price of fifty eight percent (58%) of the 3 lowest closing bid prices for the 10 days preceding the conversion date and full reset provision. The note’s convertible feature was valued and resulted in a debt discount of $35,838, which is being amortized over the nine month note life, using the straight line method. In this case, using the straight line method approximates the effective interest method, given the short time to maturity. The Company has the right to redeem the note for 150% of the redemption amount and accrued interest. See Note 14 for a complete discussion of the derivative treatment and accounting.

On September 2, 2010, the Company issued convertible promissory notes to investors in the amount of $400,000, to fund financing and start-up costs of the recent Petro Energy acquisition. The notes have a maturity date of September 2, 2013, with accrued interest paid quarterly and an annual interest rate of eight percent (8%) per annum. The holders have the right from and after the date of issuance, and until any time until the note is fully paid, to convert any outstanding and unpaid principal portion of the note, and accrued interest, into fully paid and non-assessable shares of common stock. The note has a fixed conversion price of $0.10.

NOTE 13 - CONTRACT CLAWBACK PROVISION

A component of the acquisition agreement with PetroGreen Energy and AACM3, LLC gave the former owners of these companies the option to repurchase for $1.00 the assets held by the companies as of July 1, 2010 if the Company’s common stock price fails to reach $0.25 per share within three years of the original acquisition date. This contract clawback provision was valued at July 1, 2010 at $408,760 and was revalued at September 30, 2010 at $293,945, resulting in a gain on change in clawback valuation of $114,815 at September 30, 2010.

NOTE 14 – DERIVATIVE LIABILITY

Based on current guidance, the Company concluded that the convertible note payable to Asher referred to in Note 12 was required to be accounted for as a derivative. This guidance requires the Company to bifurcate and separately account for the conversion features of the convertible notes issued as embedded derivatives.

With convertible notes in general, there are three primary events that can occur: the holder can convert the note into stock; the Company can force conversion of the convertible note; or the Company can default on the note or liquidate. The model analyzed the underlying economic factors that influenced which of these events would occur, when they were likely to occur, and the specific terms that would be in effect at the time (i.e. interest rates, stock price, conversion price etc.). Projections were then made on these underlying factors which led to a set of potential scenarios. Probabilities were assigned to each of these scenarios based on management projections. This led to a cash flow projection and a probability associated with that cash flow. A discounted weighted average cash flow over the various scenarios was completed, and it was compared to the discounted cash flow of a hypothetical one year 0% debt instrument without the embedded derivatives, thus determining a value for the compound embedded derivatives at the date of issue.

Derivative financial instruments are initially measured at their fair value.  For  derivative  financial  instruments  that are accounted for as liabilities,  the derivative  instrument is initially recorded at its fair value and is then  re-valued at each reporting  date,  with changes in the fair value  reported  as charges  or credits to income.

The Company used a lattice model that values the compound embedded derivatives based on a probability weighted discounted cash flow model. This model is based on future projections of the various potential outcomes. The Asher note contained embedded derivatives that were analyzed. Certain features of the Asher note were incorporated into the derivative valuation model, including the conversion feature with a reduction of the conversion rate based upon future below-market issuances and the redemption options.

The structure of the Asher note caused two other financial instruments held by the Company to be deemed derivatives: The BWME notes and the Haag warrants. Both were valued as derivatives as of the date of the Asher note issuance (Haag warrants) or date of issuance (BWME notes) and revalued as of September 30, 2010.

Below is detail of the derivative liability balances as of September 30, 2010 and December 31, 2009.

Derivative Liability	December 31, 2009	Additions	Gain (loss) from valuation	September 30, 2010

Asher note - derivative liability	-	$35,838	$1,794	$37,632
BWME notes - derivative liability	-	-	64,978	64,978
Haag warrants - derivative liability	-	-	9,542	9,542
Total	-	$35,838	$76,314	$112,152

NOTE 15 – STOCK

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

The Company issued 10,000,000 shares of stock to the sellers in the Petro Energy acquisition. The Company acquired 100% of the membership interests of both companies as of July 1, 2010. The transaction resulted in stock expense to the Company of $150,000, based on the stock’s market price at the date of issuance. See Notes 1, 5, 9, 12, 14 and Item 2 for a thorough discussion of the acquisition transaction.

On September 7, 2010, the Board approved a stock issuance of 2,000,000 shares of restricted common stock to Vulcan Advisors, LLC for consulting services performed for the Company. The issuance resulted in an expense to the Company of $70,000, based on the stock’s market price at the date of issuance.

As a result of the above common stock issuances, as of September 30, 2010, there were 105,760,579 shares issued and outstanding.

PREFERRED STOCK

In 1998, the Company amended its articles to authorize Preferred Stock. There are 20,000,000 shares authorized of Preferred Stock with a par value of $0.001. The shares are non-voting and non-redeemable by the Company. The Company further designated five series of its Preferred Stock: "Series 'A' $12.50 Preferred Stock" (2,159,193 shares authorized), "Series "A" $8.00 Preferred Stock," (1,079,957 shares authorized), Class “B” Preferred Stock Series 1 (666,660 shares authorized), Class “B” Preferred Stock Series 2 (666,660 shares authorized), and Class “B” Preferred Stock Series 3 (666,680 shares authorized). As of September 30, 2010 and December 31, 2009, there are no shares of Preferred Stock issued and outstanding.

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

NOTE 16 – EARNINGS PER SHARE

The table below sets forth the computation of basic and diluted net income (loss) per share for the three and nine months ended September 30, 2010 and September 30, 2009.

	For the three months ended September 30,			For the nine months ended September 30,
	2010		2009	2010		2009
Numerator:
Basic net income (loss)		$(162,913)	$109,023		$(84,134)	$(42,563)
Diluted net income (loss)		$(162,913)	$109,023		$(84,134)	$(42,563)

Denominator:
Basic weighted average common shares outstanding		104,151,883	93,260,579		97,203,802	89,879,627
Effect of dilutive securities
Convertible note - Asher		1,104,504	0		372,214	0
Dilutive weighted average common shares outstanding		105,256,388	93,260,579		97,576,016	89,879,627
Basic net income (loss) per share	$	(0.00)	$0.00	$	(0.00)	$(0.00)
Diluted net income (loss) per share	$	(0.00)	$0.00	$	(0.00)	$(0.00)

As of September 30, 2010, Adino had 105,760,579 shares outstanding, with no shares payable outstanding. The Company uses the treasury stock method to determine whether any outstanding options or warrants are to be included in the diluted earnings per share calculation.

As of September 30, 2010, Adino had 1,000,000 earned options outstanding to employees and consultants, exercisable between $0.10 to $0.35 each.  Using an average share price for the three months ended September 30, 2010 of $0.024, the options result in no additional dilution to the Company. Using an average share price for the nine months ended September 30, 2010 of $0.017, the options result in no additional dilution to the Company.

The Company calculated the dilutive effect of the convertibility of the Asher note, resulting in additional weighted average share additions of 1,104,504 and 372,214 for the three and nine months ended September 30, 2010. The effect on earnings per share from the Company’s BWME convertible notes was excluded from the diluted weighted average shares outstanding because the conversion of these instruments would have been non-dilutive since the strike price is above the market price for our stock.

The dilutive effect of convertible instruments on earnings per share is not presented in the consolidated statements of operations for periods with a net loss.

NOTE 17 – CONCENTRATIONS

The following table sets forth the amount and percentage of revenue from those customers that accounted for at least 10% of revenues for the quarter and nine months ended September 30, 2010 and 2009.

	Quarter Ended		Quarter Ended		Nine Months Ended		Nine Months Ended
	September 30, 2010%		September 30, 2009%		September 30, 2010%		September 30, 2009%

Customer A	$-	0%	$53,550	9%	$13,402	1%	$160,650	10%

Customer B	$366,000	100%	$48,906	9%	$1,020,000	69%	$308,103	20%

Customer C	$-	0%	$219,744	39%	$142,642	10%	$545,693	35%

Customer D	$-	0%	$116,023	20%	$61,110	4%	$347,325	22%

Customer E	$-	0%	$90,000	16%	$251,042	17%	$90,000	6%

 The Company had no outstanding customer receivables at September 30, 2010 and two customers that represented 74% and 23% of outstanding receivables at December 31, 2009.

NOTE 18 - LEGAL

G J Capital Ltd. v. Intercontinental Fuels, LLC and Adino Energy Corporation

On March 15, 2010, IFL was sued by G J Capital Ltd. (“G J Capital”) under Cause No. 2010-16875 in the 129th Judicial District Court of Harris County, Texas. G J Capital claims to be the assignee of the note listed in our financial statements as payable to Gulf Coast Fuels. In the above suit, G J Capital claims that the unpaid principal amount of the note is $250,000. G J Capital has made claims of breach of contract, money had and received, fraudulent misrepresentation and fraudulent inducement. G J Capital has claimed damages of $250,000 plus punitive damages.

G J Capital has also sued Adino and Sonny Wooley, our Chairman, and Timothy Byrd, our CEO, in the above suit. Adino, Mr. Wooley, and Mr. Byrd have answered the lawsuit and asserted various affirmative defenses.

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

NOTE 19 – SUBSEQUENT EVENTS

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

RECENT DEVELOPMENTS

Oil and Gas Exploration and Production

As of July 1, 2010, the Company acquired PetroGreen Energy LLC and AACM3, LLC d/b/a Petro 2000 Exploration Co. (together "Petro Energy"). Adino acquired 100% of the membership interests of Petro Energy for 10,000,000 shares of Adino common stock; however, the newly issued shares will remain in escrow until Adino’s stock price reaches $0.25 per share. If Adino's stock price fails to reach $0.25 within three years, the sellers may repurchase for $1.00 the assets held by Petro Energy on July 1, 2010.

Petro Energy is a licensed Texas oilfield operator currently operating 11 wells on two leases covering approximately 300 acres in Coleman County, Texas. Petro also owns a drilling rig, two service rigs and associated tools and equipment. The Company also acquired the operator license held by the principal of PetroGreen and Petro 2000 Exploration Co.

The newly acquired leases have mature production from eight proved developed producing (PDP) wells and three saltwater disposal wells. The area has seen active oil production from multiple pay zones since the 1950s. Reservoir pressure has dropped over time; however, the Company believes that significant oil remains in place. Adino plans a waterflood project, which management believes will substantially increase both daily production and economically recoverable reserves.

Since the acquisition, the Company has completed Phase I of its workover program on its Felix Brandt and Felix Brandt "A" Leases located in Southeast Coleman County, Texas. With the completion of Phase I of the workover program, Adino has eight wells on production. Two more wells are designated as injection wells for the previously announced waterflood project (one is an active injection well and the other is in the permitting process). The Company also recompleted an existing well as a water source for the waterflood.

During Phase I, Adino perforated into new zones on two of the existing wells and applied acid/fracture jobs on both. Acid fracture involves pumping a diluted acid solution, under high pressure, into underground formations containing hydrocarbons. The technique is used to improve the permeability of the formations, allowing hydrocarbons to flow more easily into the wellbore.

In addition, significant parts of the production equipment have been replaced and water storage tanks have been installed. The Company continues to improve basic infrastructure on the Brandt Leases, including retention berms around the tank batteries, trenching flow-lines and removal of debris from the area.

The Company believes that this line of business will be promising and the Company plans to actively pursue future opportunities in the oil and gas exploration business.

Fuel Storage Operations

The Company’s wholly-owned subsidiary, IFL, continues to lease the terminal at 17617 Aldine Westfield Road, Houston, Texas from Lone Star Fuel Storage and Transport, LLC (“Lone Star”).  Utilizing a fuel storage and throughput model, revenues continue to remain strong. For the current quarter, IFL provided 94.5% of the Company’s revenues.

RESULTS OF OPERATIONS

Revenue: The Company’s revenues for the quarter ended September 30, 2010 were $389,019, a decrease of $144,979 from the quarter ended September 30, 2009 of $533,998. Revenues were $1,511,685 and $1,524,985 for the nine months ended September 30, 2010 and 2009, respectively. The Company’s main revenue source was its wholly owned subsidiary, IFL.  IFL added two new customers in 2009, accounting for the increased terminal revenue in the latter part of 2009 and early 2010.  In May 2010, IFL management negotiated a long term contract with a regional fuel supplier to be the primary customer of the Houston terminal. The new arrangement allows for consistent revenues over the long term and does not include revenues for fuel additives, thus decreasing revenue since the May 2010 contract signing. The current quarter revenue figures include $23,202 in revenue from the recently acquired exploration and production operations.

Cost of Product Sales:  As customers take their fuel from the IFL terminal, certain fuel additives must be mixed with the diesel to comply with state and federal regulations.  In an effort to decrease product cost volatility and improve operational efficiency, IFL contracted with a third party fuel additive provider for all fuel additives through April 2010.  The new Houston terminal customer contract begun in May 2010 does not require that IFL provide additive services. Therefore, the Company realized a decrease in product sales expense of $90,947, or 91%, for the quarter ended September 30, 2010 over 2009.   Cost of product sales totaled $9,427 for the quarter ended September 30, 2010, compared to $100,374 for the same period in 2009. Year to date expense was $239,542 and $355,868 for the nine months ended September 30, 2010 and 2009, respectively.

Payroll and Related Expenses:  With the addition of Petro Energy, the Company has hired several employees, resulting in payroll expense of $5,613 for the quarter and nine months ended September 30, 2010. There is no expense for the similar reporting periods in 2009.

Terminal Management:  The Company has outsourced its terminal operations since July 2007.  The monthly contract includes employee salaries and benefits, terminal operational expenses, minor repairs, maintenance, insurance and other ancillary operating expenses.  Terminal management expense for the quarters ended September 30, 2010 and 2009 was $100,090 and $99,990, respectively. Year to date expense at September 30, 2010 was $300,070, relatively consistent with the expense incurred in 2009 of $300,990.  Management is encouraged by the success of this alliance and plans to utilize the terminal management model in any future terminal acquisitions.

General and Administrative: The Company’s expense for the three months ended September 30, 2010 was $197,117 or a 53% increase over the expense of $129,245 for the same period in 2009. Expenses for the nine months ended September 30, 2010 and 2009 were $515,745 and $396,034, respectively, an increase of 30%. General and administrative expense is primarily rent expense paid on the IFL terminal to Lone Star, currently $31,855 per month. In July 2010, the Company set up an office in Coleman, Texas to facilitate the development of its oil and gas leases, resulting in additional office expense of $13,203 and $8,810 in insurance expenses. The Company incurred $30,000 in bad debt expense in September 2010 and had increased second quarter 2010 expenses due to additional filing fees and expenses of approximately $36,000.

Legal and Professional:  Legal and professional expense was $62,828 and $36,992 for the quarter ended September 30, 2010 and 2009 and $177,825 and $129,102 for the nine months ended September 30, 2010 and 2009, respectively. The third quarter increase of $25,836 is primarily due to increased legal expense related to the Petro Energy acquisition and the lawsuit involving G J Capital. Additionally, IFL incurred increased legal and accounting expense for its independent audit performed in the first quarter of 2010. See Note 18 of the Company’s financial statements for additional information regarding the Company’s legal and professional fees.

Consulting Expense:  The Company’s consulting expenses were $242,749 and $127,058 for the quarters ended September 30, 2010 and 2009, respectively, an increase of $115,691 or 91%. Year to date expenses for 2010 and 2009 were $558,680 and $599,239, respectively, a decrease of $40,559 or 7%.  In the second quarter of 2010, IFL contracted with two consultants to formalize the Company’s business plan and marketing presentation package, resulting in additional expense of approximately $51,000. The consultants were retained through August to continue this effort. One of the consultants has remained with the Company to assist with Petro Energy’s workover and waterflood projects. Additionally, the Company awarded 2,000,000 shares of stock to a consulting group for assisting in a financing project, resulting in a $70,000 expense to the Company. During 2009, the Company saw unusual expenses primarily due to a common stock award granted to the Board of Directors of $52,500 and additional compensation of $148,907 granted to the officers and controller of the Company.

Depreciation Expense: Depreciation expense was $17,465 and $2,542 for the quarter ended September 30, 2010 and 2009 and $22,550 and $9,629 for the nine months ended September 30, 2010 and 2009, respectively. The third quarter increase of $13,198 is due to the addition of machinery and equipment through the Petro Energy acquisition and $434 in asset retirement accretion. See Notes 8 and 9 of the Company’s financial statements for additional information regarding these assets and the corresponding depreciation.

Operating Supplies: Supplies expense was $19,961 and $4,406 for the quarter ended September 30, 2010 and 2009 and $19,961 and $7,656 for the nine months ended September 30, 2010 and 2009, respectively. The Company did not have significant operating supplies expense in 2010 prior to the Petro Energy acquisition. During the third quarter of 2010, the Company incurred supplies expense related to its oil lease workover and waterflood projects in Coleman, Texas.

Interest Income:  Interest income remained consistent at $49,386 and $49,141 for the nine months ended September 30, 2010 and 2009, respectively. The Company has agreed to an amendment on the $750,000 note receivable with Mr. Sundlun.  This amendment extends the maturity date of the note to August 2011 at no additional interest past the original maturity date of November 6, 2008.  Due to the lack of interest expense, the Company recognized a discount on the note and amortizes that discount through the note’s maturity date, accounting for the consistent expense.

Interest Expense:  Interest expense was $49,317 and $42,391 for the quarter ended September 30, 2010 and 2009 and $129,789 and $124,828 for the nine months ended September 30, 2010 and 2009, respectively. During the third quarter of 2010, the Company closed two separate financings, each resulting in 8% annual interest to the Company. Interest expense consistent between 2009 and 2010 are for the notes to Mr. Sundlun and vehicle financing. See Note 12 of the Company’s financial statements for additional information regarding this interest expense

Gain from Lawsuit / Sale Leaseback:  The lawsuit settlement on March 23, 2007 resulted in a gain to the Company of $1,480,383.  The transaction was deemed to be a sale/leaseback, and therefore the gain was recognized over the life of the capitalized asset, 15 years.

On September 30, 2008, the Company assigned its rights to purchase the IFL terminal to Lone Star.  As of this date, the unamortized gain from lawsuit was $1,332,345.  The Company’s transaction with Lone Star resulted in an additional gain of $624,047.  These amounts, totaling $1,956,392, will be amortized over the 60 month life of the Lone Star operating lease.  See Note 4 above for more information regarding these transactions.

Loss on Derivative: The Company entered into a promissory note that permits conversion of the note into shares of the Company’s common stock at a discount to the market price. This discount to market conversion feature is treated as a derivative for accounting purposes. This note also caused two other financial instruments held by the Company to be considered derivatives. The Company has calculated the change in value of those instruments for the quarter ended September 30, 2010 for a loss of $76,314. See Note 14 of the Company’s financial statements for a more thorough discussion of this loss. There is no gain or loss for the similar reporting periods in 2009.

Gain on Change in Fair Value of Clawback: A component of the Petro Energy acquisition agreement gave the former owners of these companies the option to repurchase for $1.00 the assets held by the companies as of July 1, 2010 if the Company’s common stock price fails to reach $0.25 per share within three years of the original acquisition date. This contract clawback provision was valued at July 1, 2010 at $408,760 and was revalued at September 30, 2010 at $293,945, resulting in a gain on change in clawback valuation of $114,815 at September 30, 2010.

Net Income/Loss: The Company had net loss of $162,913 and net income of $109,023 for the quarters ended September 30, 2010 and 2009, respectively. Year to date resulted in net loss of $84,134 and $42,563 for the nine months ended September 30, 2010 and 2009, respectively. During the third quarter of 2010, operating loss was $267,675, compared to operating income of $32,972 for the quarter ended September 30, 2009. This increased loss was primarily due to expenses incurred for operating supplies, legal expense, consultants and payroll and depreciation associated with the acquisition of Petro Energy. The current loss was partially offset by a non-operating gain on change in fair value of clawback provision of $114,815 and recognition of the deferred gain on lawsuit / sale leaseback of $98,237.

CAPITAL RESOURCES AND LIQUIDITY

As of September 30, 2010, our cash and cash equivalents were $553,452, compared to $502,542 at December 31, 2009.  The Company’s liquidity has increased substantially in the past two quarters due to revenues from a new customer and two separate financings. One of these financings was the issuance of a $57,500 convertible note to Asher Enterprises, Inc. The note bears interest at the annual rate of 8% and is unsecured. The note matures in May 2011 but may be converted into the Company’s common stock beginning in February 2011. The note is convertible into shares of Adino common stock at a 42% discount to the lowest trading price for the stock in the three days before the date of conversion.

The other financing in which we participated was the issuance of several convertible promissory notes to a group of investors for an aggregate amount of $400,000. These notes bear interest at the annual rate of 8% and are convertible into Adino common stock at the rate of $0.10 per share. The purpose of this financing was to purchase drilling equipment, drill, and complete the wells on the leases that we acquired in the Petro Energy transaction. These notes are secured by the production equipment and by the oil and gas extracted from the wells.

Nonetheless, cash flow has been an ongoing concern for the Company due to the large amount of legacy liabilities that Adino accumulated during the years in which it was a non-operating entity. These liabilities will likely continue to be a drag on the Company’s financial statements unless and until Adino obtains financing or cash flow from operations increases sufficiently, allowing us to pay off these liabilities.

Our working capital deficit at September 30, 2010 was $3,338,150 compared to $2,502,232 at December 31, 2009. The Company believes that the current cash flow and planned increase in operations are adequate to satisfy the working capital deficit.  Certain officers and directors have agreed in writing to postpone payment if necessary should the Company need capital it would otherwise pay these individuals. Lastly, the Company plans to grow through merger and acquisition opportunities including the expansion of existing business opportunities. The Company expects these growth opportunities to be financed through a combination of equity and debt capital; however, in the event the Company is unable to obtain additional debt and equity financing, the Company may not be able to pursue these opportunities or continue its operations.

For the nine months ended September 30, 2010, cash used by operating activities was $361,128 compared to cash provided by operating activities of $103,641 for the nine months ended September 30, 2009.  The increased use of cash was primarily in payment of accrued liabilities and vendor payables.

The Company incurred capital expenditures of $23,500 in the quarter ended September 30, 2010 to develop its recently acquired oil and gas leases. We were able to secure debt financing at reasonable rates for these expenditures. The Company foresees additional capital expenditures of $360,000 over the next twelve months in order to develop these properties. We do not know at this time whether we will be able to secure financing for these expenditures, and if so, the rates and terms applicable to this financing may exceed our current financing rates.

RISK FACTORS

The market price of the Company's common stock has fluctuated significantly since it began to be publicly traded and may continue to be highly volatile. Factors such as the ability of the Company to achieve development goals, the ability of the Company to compete in the petroleum distribution industry and the oil and gas exploration and production business, the ability of the Company to raise additional funds, general market conditions and other factors affecting the Company's business that are beyond the Company's control may cause significant fluctuations in the market price of the Company's common stock. Such market fluctuations could adversely affect the market price for the Company's common stock.

As of September 30, 2010, the Company has a working capital deficit of $3,338,150 and total stockholders’ deficit of $2,356,202.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern depends upon its ability to obtain funding for its working capital deficit. Of the outstanding current liabilities at September 30, 2010, $391,272 is a non-cash deferred gain on the terminal transaction. See Note 4 of the Company’s financial statements for a complete explanation of the deferred settlement gain.  Additionally, $862,687 of the outstanding current liabilities is due to certain officers and directors for prior years’ accrued compensation.  These officers and directors have agreed in writing to postpone payment if necessary, should the Company need capital it would otherwise pay these individuals.  The Company plans to satisfy current year and future cash flow requirements through operations and merger and acquisition opportunities including the expansion of existing business opportunities.  The Company expects these growth opportunities to be financed by a combination of equity and debt capital; however, in the event the Company is unable to obtain additional debt and equity financing, the Company may not be able to continue its operations.

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

Changes in internal controls. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2010 that have materially affected or are reasonably likely to materially affect internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

G J Capital Ltd. v. Intercontinental Fuels, LLC and Adino Energy Corporation

On March 15, 2010, IFL was sued by G J Capital Ltd. (“G J Capital”) under Cause No. 2010-16875 in the 129th Judicial District Court of Harris County, Texas. G J Capital claims to be the assignee of the agreement listed in our financial statements as a loan payable to Gulf Coast Fuels. In the above suit, G J Capital claims that the unpaid principal amount of the loan is $250,000. G J Capital has made claims of breach of contract, money had and received, fraudulent misrepresentation and fraudulent inducement. In its suit, G J Capital is seeking payment of $250,000 plus punitive damages.

Adino and IFL have answered the above suit, generally denying any liability under the agreement alleged by G J Capital. Adino and IFL have also countersued G J Capital for usury and conspiracy due to the fact that the interest rate used in the agreement with Gulf Coast Fuels exceeds the maximum interest rate set by Texas law.

G J Capital has also sued Adino and Sonny Wooley, our Chairman, and Timothy Byrd, our CEO, in the above suit. Adino, Mr. Wooley, and Mr. Byrd have answered the lawsuit and asserted various affirmative defenses. The Company has indemnified Mr. Byrd and Mr. Wooley and is paying their legal expenses since the claims asserted against them arise out of their service as directors, officers, and agents of Adino and/or IFL.

Roy J. Holland, et. al. v. Alejandro Perales and AACM3 LLC d/b/a Petro 2000

On September 16, 2009, a group of investors filed suit against Petro 2000 and Alejandro Perales, the former managing member of the Company’s recently acquired PetroGreen and Petro 2000 subsidiaries, in the 340th Judicial District Court of Tom Green County, Texas under Cause No. C-09-1136-C. The investors allege that they invested in several oil and gas leases in Brown County, Texas but that the leases expired. The investors also allege that Perales has failed to operate the leases as a reasonably prudent operator. The suit alleges claims of breach of contract, fraud, and conversion against Perales and Petro 2000. The suit seeks unspecified damages plus the removal of Petro 2000 and Perales as operators.

Perales and Petro 2000 have denied these claims and filed a third-party petition against John King, who was the drilling contractor for the leases at issue in the above lawsuit. Perales and Petro 2000 claim that King breached an agreement to drill the wells for a fixed cost and that King violated a joint venture agreement by failing to assign certain easements to the joint venture and wrongfully shut in a gas pipeline belonging to the joint venture. Perales’ and Petro 2000’s suit also alleges that King defamed Perales. Perales and Petro 2000 allege that King’s actions led to the damages sought by the investors in their suit against Perales and Petro 2000. The suit seeks unspecified damages and indemnity and contribution for any damages that Perales and Petro 2000 are adjudged to pay to the investor group.

The Company acquired Petro 2000 as of July 1, 2010 and is engaging in settlement discussions with the plaintiffs and King.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 1, 2010, we agreed to issue 10,000,000 shares of our common stock to the members of Petro Energy. These shares are held in escrow until the closing price of the Company’s stock reaches $0.25 per share, at which time, the shares will be automatically disbursed to the sellers.

On August 11, 2010, we sold a convertible promissory note to Asher Enterprises, Inc. for $57,500. The note bears interest at the annual rate of 8% and is unsecured. The note is convertible into shares of Adino common stock at a 42% discount to the lowest trading price for the stock in the three days before the date of conversion.

In September 2010, we issued several convertible promissory notes to a group of investors for an aggregate amount of $400,000. These notes bear interest at the annual rate of 8% and are convertible into Adino common stock at the rate of $0.10 per share. These notes are secured by the production equipment purchased with the proceeds of the notes and by the oil and gas extracted from the wells.

On September 7, 2010, we issued 2,000,000 shares of stock to Vulcan Advisors, LLC for consulting services performed for the Company. The Company valued these shares at $70,000 based upon the market price of the Company’s stock at the date of issuance.

The Company claims an exemption from registration of the above offerings based upon Section 4(2) of the Securities Act given the limited number of offerees and the sophistication of the purchasers in financial matters and familiarity with the Company’s business.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following documents are filed as part of this report:

Exhibit
Number	Exhibit

3.1	Articles of Incorporation (as amended January 30, 2008) (incorporated by reference to our Form 10-K filed on March 18, 2009)
3.2	By-laws of Golden Maple Mining and Leaching Company, Inc. (now Adino Energy Corporation) (incorporated by reference to our Form 10-K filed on March 18, 2009)
10.1	Terminaling Services Agreement for Commingled Products
10.2	Amendment to Terminaling Agreement
10.2	Lease with Lone Star Fuel Storage and Transfer, LLC (incorporated by reference to our Form 10-K filed on March 18, 2009)
10.3	Resolution of the Board of Directors of February 20, 2009 (incorporated by reference to our Form 10-Q filed on August 7, 2009)
10.4	Resolution of the Board of Directors of March 26, 2009 (incorporated by reference to our Form 10-Q filed on August 7, 2009)
10.5	Resolution of the Board of Directors of June 30, 2009 (incorporated by reference to our Form 10-Q filed on November 10, 2009)
10.6	Resolution of the Board of Directors of December 30, 2009 (incorporated by reference to our Form 10-Q filed on November 10, 2009)
10.7	Membership Interest Purchase Agreement
10.8	Post-Closing Agreement
14	Code of Business Conduct and Ethics (incorporated by reference to our Form 10-K filed on March 18, 2009)
31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a) of the Exchange Act
31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(a) of the Exchange Act
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the undersigned has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

ADINO ENERGY CORPORATION

By:	/s/ Timothy G. Byrd, Sr.
Timothy G. Byrd, Sr.
CEO, CFO and Director
November 19, 2010