Form 10-K
period 2010-12-31
ADINO ENERGY CORP
filed 2011-04-01
CIK 700815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act:
Yes          ☐  No          ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently competed second fiscal quarter: At March 30, 2011, the market price of all voting and non-voting common equity held by non-affiliates by reference to the closing price of the Company’s stock on such date was $1,630,151.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  At March 30, 2011, there were 109,123,412 shares of common stock outstanding.

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

As of July 1, 2010, the Company acquired PetroGreen Energy LLC, a Nevada limited liability company, and AACM3, LLC, a Texas limited liability company d/b/a Petro 2000 Exploration Co. (together "Petro Energy"). Petro Energy is a licensed Texas oilfield operator currently operating 11 wells on two leases covering approximately 300 acres in Coleman County, Texas. Petro Energy also owns a drilling rig, two service rigs and associated tools and equipment. The Company also acquired the operator license held by the principal of Petro Energy.

DESCRIPTION OF BUSINESS

Oil and Gas Exploration and Production

As of July 1, 2010, the Company acquired 100% of the membership interests of Petro Energy for 10,000,000 shares of Adino common stock; however, the newly issued shares will remain in escrow until Adino’s stock price reaches $0.25 per share. If Adino's stock price fails to reach $0.25 within three years, the sellers may repurchase for $1.00 the assets originally held by Petro Energy on July 1, 2010.

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

During Phase I, Adino perforated into new zones on two of the existing wells and applied acid fracture jobs on both. Acid fracture involves pumping a diluted acid solution, under high pressure, into underground formations containing hydrocarbons. The technique is used to improve the permeability of the formations, allowing hydrocarbons to flow more easily into the wellbore.

In addition, significant parts of the production equipment have been replaced and water storage tanks have been installed. The Company continues to improve basic infrastructure on the Brandt Leases, including retention berms around the tank batteries, trenching flow-lines and removal of debris from the area.

In December 2010, the Company began drilling on the James Leonard lease in southeast Coleman County, Texas. The primary target pay zone is the Fry Sand at approximately 1,200 feet. Adino owns 100% of the working interest (87.5% net revenue interest) in the James Leonard lease.  Drilling was still in progress at December 31, 2010.

The Company believes that this line of business will be promising and the Company plans to actively pursue future opportunities in the oil and gas exploration business.

Fuel Storage Operations

The Company’s wholly-owned subsidiary, IFL, continues to lease the terminal at 17617 Aldine Westfield Road, Houston, Texas from Lone Star Fuel Storage and Transport, LLC (“Lone Star”).  Utilizing a fuel storage and throughput model, revenues continue to remain strong. During fiscal year 2010, IFL provided 94.6% of the Company’s revenues.

GOVERNMENTAL REGULATIONS / ENVIRONMENTAL MATTERS

Oil and Gas Exploration and Production

Proposals and proceedings that might affect the oil and gas industry are periodically presented to Congress and state legislatures and commissions.  We cannot predict when or whether any such proposals may become effective.  The natural gas industry is heavily regulated.  There is no assurance that the regulatory approach currently pursued by various agencies will continue indefinitely.  Notwithstanding the foregoing, we currently do not anticipate that compliance with existing federal, state and local laws, rules and regulations, will have a material or significantly adverse effect upon our capital expenditures, earnings or competitive position.

We are subject to various types of regulation at the federal, state and local levels.   This regulation includes requiring permits for drilling wells, maintaining bonding requirements in order to drill or operate wells and regulating the location of wells, the method of drilling and casing of wells, the surface use and restoration of properties upon which wells are drilled, the plugging and abandoning of wells and the disposal of fluids used or generated in connection with operations.  Our operations are also subject to various conservation laws and regulations.  These include the regulation of the size of drilling and spacing units or proration units and the density of wells which may be drilled and the unitization or pooling of oil and natural gas properties.  In addition, state conservation laws sometimes establish maximum rates of production from oil and natural gas wells, generally prohibit the venting or flaring of natural gas and impose certain requirements regarding the ratability of production.  The effect of these regulations may limit the amount of oil and natural gas we can produce from our wells in a given state and may limit the number of wells or the locations at which we can drill.

Currently, there are no federal, state or local laws that regulate the price for our sales of crude oil, natural gas, natural gas liquids or condensate.  However, the rates charged and terms and conditions for the movement of gas in interstate commerce through certain intrastate pipelines and production area hubs are subject to regulation under the Natural Gas Policy Act of 1978, as amended.  Pipeline and hub construction activities are, to a limited extent, also subject to regulations under the Natural Gas Act of 1938, as amended.  While these controls do not apply directly to us, their effect on natural gas markets can be significant in terms of competition and cost of transportation services, which in turn can have a substantial impact on our profitability and costs of doing business.  Additional proposals and proceedings that might affect the natural gas and crude oil extraction industry are considered from time to time by Congress, and state regulatory bodies.  We cannot predict when or if any such proposals might become effective and their effect, if any, on our operations.  We do not believe that we will be affected by any action taken in any materially different respect from other crude oil and natural gas producers, gatherers and marketers with whom we compete.

State regulation of gathering facilities generally includes various safety, environmental and in some circumstances, nondiscriminatory take requirements.  This regulation has not generally been applied against producers and gatherers of natural gas and crude oil to the same extent as processors, although natural gas and crude oil gathering may receive greater regulatory scrutiny in the future.

Our oil and natural gas production and saltwater disposal operations and our processing, handling and disposal of hazardous materials, such as hydrocarbons and naturally occurring radioactive materials (“NORM”) are subject to stringent environmental regulation.  Compliance with environmental regulations is generally required as a condition to obtaining drilling permits.  State inspectors frequently inspect regulated facilities and review records required to be maintained for document compliance.  We could incur significant costs, including cleanup costs resulting from a release of hazardous material, third-party claims for property damage and personal injuries, fines and sanctions, as a result of any violations or liabilities under environmental or other laws.  Changes in or more stringent enforcement of environmental laws could also result in additional operating costs and capital expenditures.

Fuel Storage Operations

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

EMPLOYEES

As of December 31, 2010, Adino and its subsidiaries have four employees. We have consulting and management arrangements with our officers and have outsourced our fuel terminaling operations to minimize payroll expense. We have contracts with 8 persons, including executive officers, non-executive officers, secretarial and field personnel.

COMPETITION

Oil and Gas Exploration and Production

We face competition from other oil and natural gas companies in all aspects of our business, including acquisition of producing properties and oil and natural gas leases, marketing of oil and natural gas, and obtaining goods, services and labor.  Most of our competitors have substantially larger financial and other resources than the Company.  Factors that affect our ability to acquire producing properties include available funds, available information about prospective properties and our limited number of employees.  Competition is also presented by alternative fuel sources including heating oil and other fossil fuels.  Renewable energy sources may become more competitive in the future.

The availability of a ready market for and the price of any hydrocarbons produced will depend on many factors beyond our control including, but not limited to, the amount of domestic production and imports of foreign oil and liquefied natural gas, the marketing of competitive fuels, the proximity and capacity of natural gas pipelines, the availability of transportation and other market facilities, the demand for hydrocarbons, the effect of federal and state regulation of allowable rates of production, taxation, the conduct of drilling operations and federal regulation of crude oil and natural gas.  In addition, the restructuring of the natural gas pipeline industry virtually eliminated the gas purchasing activity of traditional interstate gas transmission pipeline buyers.  Producers of natural gas have therefore been required to develop new markets among gas marketing companies, end users of natural gas and local distribution companies.  All of these factors, together with economic factors in the marketing arena, generally affect the supply of and/or demand for oil and natural gas and thus the prices available for sales of oil and natural gas.

Fuel Storage Operations
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

FUTURE BUSINESS

Oil and Gas Exploration and Production

During 2010, the Company purchased PetroGreen Energy, LLC and AACM3, LLC, jump-starting its re-entry into the oil and gas exploration and production industry.  To facilitate those operations, the Company started two new wholly owned subsidiaries, Adino Exploration, LLC and Adino Drilling, LLC.

Adino Exploration is a licensed Texas oilfield operator currently operating 11 wells on two leases covering approximately 300 acres in Coleman County, Texas. Adino Drilling operates a drilling rig, two service rigs, and oilfield service & support equipment.  The newly acquired leases have mature production from eight proved developed producing (PDP) wells and three saltwater disposal wells. The area has seen active oil production from multiple pay zones since the 1950s. Reservoir pressure has dropped over time; however, the Company believes that significant oil remains in place. Adino plans a waterflood project, which management believes will substantially increase both daily production and economically recoverable reserves.

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

In December 2010, the Company began drilling on the James Leonard lease in southeast Coleman County, Texas. The primary target pay zone is the Fry Sand at approximately 1,200 feet. Adino owns 100% of the working interest (87.5% net revenue interest) in the James Leonard lease.  Drilling was still in progress at December 31, 2010.

The Company believes that this line of business will be promising and the Company plans to actively pursue future opportunities in the oil and gas exploration business.

Fuel Storage Operations

The Company will continue to focus on identifying and purchasing or operating under-performing or non-performing terminal assets.  With the success of the IFL terminal, Adino has proven its expertise and proficiency at taking terminal assets, re-permitting and re-licensing the facilities, installing technologically advanced equipment and outsourcing everyday operations.  This approach allows us to concentrate on bringing on customers and revenues, producing positive cash flow and property value enhancement.

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

IFL also intends to become a merchant fuel supplier to specifically provide fuel inventories to its existing customer base.  This will complete the value-added service strategy to our customers as laid out in the Company’s mission statement.  Management believes this will significantly enhance the revenues and profits of each terminal. During fiscal year 2010, we entered into a memorandum of understanding with Saranac Energy International, Inc. (“Saranac”), and Sunco Group, LLC (“Sunco”), whereby Saranac and Sunco would provide Adino with an inventory line of credit and other financing in order to help Adino enter the fuel merchant business. As of the date of this report, however, Saranac and Sunco had not yet provided this financing.

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

ITEM 2. DESCRIPTION OF PROPERTY

Adino Corporate

Adino’s executive offices are located at 2500 Citywest Boulevard, Houston, Texas. These premises are leased on a month-to-month basis.

Oil and Gas Exploration and Production

Adino Exploration, LLC and Adino Drilling, LLC have regional headquarters in Coleman, Texas.  The Company has leased a dual bay warehouse facility with secure yard storage from the Coleman County Economic Development Council. The warehouse includes a reception area, an office and a conference room

Fuel Storage Operations

IFL’s headquarters are located at its fuel distribution terminal at 17617 Aldine Westfield Road, Houston, Texas. This terminal is leased from Lone Star Fuel Storage and Transfer LLC for $31,855 per month. The terminal is situated on 10 ½ acres adjacent to, and to the west of the George Bush International Airport (IAH). The terminal has 7 fuel storage tanks with a collective capacity of 163,349 barrels of product (6,860,658 gallons). Auxiliary buildings containing 5,800 square feet are present. There are three loading bays for tanker trucks. The terminal is configured to handle 20,000,000 gallons of motor fuel per month through the truck loading racks.  Although not currently connected, a six inch dedicated pipeline connects the terminal to IAH, capable of moving 22,000,000 gallons of jet fuel per month through the pipeline to the airport.

Originally built between 1981 and 1988, substantial renovation and improvement was done by two customers in 2000-2001.  Adino’s management team acquired the non-operational terminal in 2003. Adino’s management then brought the terminal up to code, passed all inspections and acquired all licenses necessary for operations.   In March 2006, the terminal opened with its first storage customer, the Metropolitan Transportation Authority of Harris County (Houston’s mass transit authority).  From 2006 to 2008, additional customers were added and substantial improvements were made to the property and facilities.  Security was enhanced and office buildings and grounds were improved.  The loading rack had a third lane added to accommodate additional customer load.  Larger, more efficient pumps were installed and the rack was configured to handle the newly mandated ultra low sulfur diesel.

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

ITEM 3. LEGAL PROCEEDINGS

Adino Energy Corporation v. Coastal Resources Group, Inc., et. al.

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

G J Capital, Ltd. v. Adino Energy Corporation, et. al.

On March 15, 2010, G J Capital, Ltd. (“G J Capital”) filed suit against Adino Energy Corporation and its wholly-owned subsidiary, Intercontinental Fuels, LLC (“IFL”) in the 129th Judicial District Court of Harris County, Texas. G J Capital’s claim relates to a repurchase agreement whereby IFL sold to G J Capital certain assets for $250,000 and retained the ability to repurchase the assets in sixty days by paying to G J Capital the amount of $275,000. G J Capital’s petition alleges claims of breach of contract, money had and received, and fraudulent misrepresentation. G J Capital later amended its petition to allege that certain of Adino’s directors and officers (Mr. Timothy Byrd and Mr. Sonny Wooley) fraudulently transferred assets of Adino and/or IFL. G J Capital has also alleged that Mr. Wooley and Mr. Byrd are the alter ego of Adino and IFL, and/or that Adino and/or IFL are alter egos of one another. G J Capital has also alleged fraudulent conduct by one or more of the defendants.

Adino, IFL, and Mr. Byrd and Mr. Wooley have countersued G J Capital and filed third-party claims against CapNet Securities Corporation (“CapNet”), Daniel L. Ritz, Jr. (“Ritz”), Gulf Coast Fuels, Inc. (“Gulf Coast”) and Paul Groat (“Groat”), alleging that they conspired to damage IFL and Adino by involving it in the transaction described above. In this action, Adino, IFL, and Mr. Byrd and Mr. Wooley contend that Ritz, CapNet, Gulf Coast, and Groat were involved together for the common, improper scheme to cause IFL immense financial hardship so that Gulf Coast could acquire the fuel terminal currently leased by IFL at an unfairly low price; that as part of this conspiracy they also effected a settlement of the Gulf Coast claim (which, if true, would mean that G J Capital acquired no claim at all against any of the defendants); and that in addition or in the alternative, even if G J Capital acquired some cognizable interest against IFL, Adino, IFL, Byrd and Wooley are entitled to indemnification by and contribution by Ritz, CapNet, Gulf Coast, and Groat.

The court has granted a partial summary judgment to G J Capital against IFL ruling that IFL received the money in question and did not repay it, with the amount of damages to be determined at a later date.

Both Adino and IFL are vigorously defending this suit and the Company has provided Mr. Byrd and Mr. Wooley with a legal defense since the Company determined they were sued in their capacity as directors and officers of Adino.

This case is currently set for trial in April 2011; however, the case is likely to be continued to a later date.  The Company maintains the original contract amount of $275,000 as a liability, but believes it will prevail in the suit.

 PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of December 31, 2010, Adino had 107,260,579 shares of common stock outstanding. There are approximately 891 holders of record of our common stock.

The Company’s common stock is quoted on the Over-the-Counter Bulletin Board (“OTCBB”) operated by the Financial Industry Regulatory Authority, Inc. and the OTCQB operated by OTC Markets Group, Inc.

The following table sets forth certain information as to the high and low bid quotations quoted on the OTCBB and OTCQB for 2010 and 2011. Information with respect to over-the-counter bid quotations represents prices between dealers, does not include retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

Period	High	Low
Fourth Quarter 2010	$0.055	$0.02
Third Quarter 2010	$0.07	$0.01
Second Quarter 2010	$0.02	$0.01
First Quarter 2010	$0.03	$0.01

Fourth Quarter 2009	$0.03	$0.01
Third Quarter 2009	$0.02	$0.01
Second Quarter 2009	$0.03	$0.02
First Quarter 2009	$0.04	$0.01

The source of the above information is Yahoo Finance and OTCmarkets.com.

DIVIDENDS

We have not paid any dividends on our common stock in the past two fiscal years. We presently intend to retain future earnings to support our growth. Any payment of cash dividends in the future will be dependent upon the amount of funds legally available, our earnings, financial condition, capital requirements, and any other factors which our Board of Directors deems relevant.

In August 2010, we entered into a convertible promissory note which prohibits us from paying or declaring a dividend on our common stock.

RECENT SALES OF UNREGISTERED SECURITIES

In May 2008, the Company issued 750,000 shares to its former legal counsel and 1,000,000 shares to its former accountant for services rendered, resulting in an additional expense of $15,070, based upon the stock’s market price at issuance.

In July and September 2008, the Company settled outstanding payables for legal and consulting expenses. The Company issued 653,847 shares of restricted stock in settlement of $26,600.  As consideration for converting the amount to restricted stock, the Company offered the common shares to the vendor at a 30% discount to the closing price on the conversion date, resulting in an additional expense of $9,007 to the Company, based upon the stock’s market price at issuance.

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

On August 1, 2008, the Company settled a portion of the outstanding accrued salary for both Mr. Byrd and Mr. Wooley.  Mr. Byrd and Mr. Wooley elected to convert $200,000 and $130,472 of the compensation due to them, respectively, into restricted stock.  As consideration for converting these amounts into restricted stock, the Company offered the common shares at a 30% discount to the closing bid price on the conversion date. Mr. Byrd and Mr. Wooley were issued 5,102,041 and 3,328,367 shares respectively, resulting in an additional expense of $259,657 to the Company, based on the stock’s market price at issuance.

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

On March 20, 2009, the Board approved a stock issuance of 1,000,000 shares of restricted common stock to Stuart Sundlun for consulting services.  This issuance resulted in an expense to the Company of $19,000, based on the fair market value of the shares at the issuance date.

In May 2009, the Company settled the lawsuit against CapNet Securities Corporation and related entities.  The settlement called for issuance of 4,500,000 shares of restricted stock to CapNet Securities Corporation and 1,000,000 shares of restricted stock to be issued to CapNet Risk Management, Inc. The settlement and stock issuance resulted in a gain to the Company of $7,896.

On February 1, 2010, the Company approved a retention bonus of 250,000 shares of common stock for the president of Intercontinental Fuels, LLC and the president of the terminal management company used by IFL.  The issuance resulted in expense to the Company of $5,700, based on the fair market value of the shares at the issuance date.

As of July 1, 2010, the Company acquired PetroGreen Energy LLC and AACM3, LLC d/b/a Petro 2000 Exploration Co. (together "Petro Energy"). Adino acquired 100% of the membership interests of Petro Energy for 10,000,000 shares of Adino common stock; however, the newly issued shares will remain in escrow until Adino’s stock price reaches $0.25 per share. If Adino's stock price fails to reach $0.25 within three years, the sellers may repurchase the assets held by Petro Energy for $1.00 on July 1, 2010.  The assets contemplated by this “clawback” agreement were valued at $551,621 on July 1, 2010.

On September 7, 2010, the Company awarded Vulcan Advisors, LLC 2,000,000 shares of stock for consulting services performed in conjunction with financing acquired for the Company’s recent oil and gas exploration opportunities.  This issuance resulted in an expense to the Company of $70,000.  Vulcan Advisors, LLC is owned by Shannon W. McAdams, CFA.  During 2010, Mr. McAdams was retained by Adino as a consultant to assist the Company in developing its Exploration and Production business, arrange debt financing, and negotiate with vendors. On January 1, 2010, Mr. McAdams was named Chief Financial Officer of Adino.

During November 2010, the Company awarded 500,000 shares of stock to each of its three directors as compensation.  The issuance resulted in expense to the Company of $46,500, based on the fair market value of the shares at the issuance date.

Each of these offerings were made upon reliance on the exemption from registration contained in Section 4(2) of the Securities Act.

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

Consolidation
The accompanying financial statements include the accounts of Adino Energy Corporation and its wholly owned subsidiaries Intercontinental Fuels, LLC, Adino Exploration, LLC, Adino Drilling, LLC, PetroGreen Energy LLC, and AACM3, LLC.  All intercompany accounts and transactions have been eliminated.

Revenue Recognition
IFL earns revenue from both throughput and storage fees on a monthly basis. The Company recognizes revenue from throughput fees in the month that the services are provided based upon contractually determined rates. The Company recognizes storage fee revenue in the month that the service is provided in accordance with our customer contracts.  Adino Exploration earns revenue from the sale of oil.

As described above, in accordance with the requirement of current guidance, the Company recognizes revenue when (1) persuasive evidence of an arrangement exists (contracts) (2) delivery has occurred (monthly) (3) the seller’s price is fixed or determinable (per the customer’s contract or current market price) and (4) collectability is reasonably assured (based upon our credit policy).

The Company has performed an analysis and determined that gross revenue reporting is appropriate, since (1) the Company is the primary obligor in the transaction (2) the Company has latitude in establishing price and (3) the Company changes the product and performs part of the service.

Oil and Gas Producing Activities
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

Derivatives
The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. Derivative financial instruments are initially measured at their fair value. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then revalued at each reporting date, with changes in the fair value reported as charges or credits to income. For option−based derivative financial instruments, the Company uses the Lattice model to value the derivative instruments. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non−current based on whether or not cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Asset Retirement Obligation
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

Based on the evaluations performed by management, there were no indicators of impairment at December 31, 2010 or 2009.

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

On January 1, 2007, the Company adopted an accounting standard which clarifies the accounting for uncertainty in income taxes recognized in financial statements. This standard provides guidance on recognizing, measuring, presenting and disclosing in the financial statements uncertain tax positions that a company has taken or expects to take on a tax return. See Note 17 for further information related to the Company’s accounting for uncertainty in income taxes.

RESULTS OF OPERATIONS

Revenue: The Company’s revenues were $2,002,773 and $2,186,536 for the years ended December 31, 2010 and 2009, respectively. The Company’s main revenue source was its wholly owned subsidiary, IFL.  IFL added two new customers in 2009, accounting for the increased terminal revenue in the latter part of 2009 and early 2010.  In May 2010, IFL management negotiated a long term contract with a regional fuel supplier to be the primary customer of the Houston terminal. The new arrangement allows for consistent revenues over the long term and does not include revenues for fuel additives, thus decreasing revenue since the May 2010 contract signing.

The Company’s acquisition of the oil and gas leases during July 2010 (as a result of the Petro Energy acquisition) and the subsequent drilling operations begun contributed $58,107 in revenue during the last 6 months of 2010.  There are no comparable revenues for 2009.

Cost of Product Sales:  As customers take their fuel from the IFL terminal, certain fuel additives must be mixed with the diesel to comply with state and federal regulations.  In order to decrease product cost volatility and improve operational efficiency, IFL contracted with a third party fuel additive provider for all fuel additives through April 2010.  The new Houston terminal customer contract begun in May 2010 does not require that IFL provide additive services. Therefore, the Company realized a decrease in product sales expense of $308,265 or 55%, for 2010. Total expense for the year ended December 31, 2010 was $248,717, compared to the full year expense of $556,982 for 2009.

Payroll and Related Expenses:  With the addition of Adino Exploration, the Company has hired several employees to operate the leases owned by the Company.  Additionally, the Company has added payroll for one employee at its corporate office. These employee additions result in payroll expense of $90,213 for the year ended December 31, 2010. There is no expense for the similar reporting periods in 2009.

Terminal Management:  The Company has outsourced its terminal operations since July 2007.  The monthly contract includes employee salaries and benefits, terminal operational expenses, minor repairs, maintenance, insurance and other ancillary operating expenses.  Terminal management expense at December 31, 2010 was $400,360, relatively consistent with the expense incurred in 2009 of $400,980.  Management is encouraged by the success of this alliance and plans to utilize the terminal management model in any future terminal acquisitions.

General and Administrative: The Company’s expenses for the year ended December 31, 2010 and 2009 were $685,334 and $584,192, respectively, an increase of 18%. General and administrative expense is primarily rent expense paid on the IFL terminal to Lone Star, currently $31,855 per month, or $382,260 for 2010, consistent with 2009 expense.  In July 2010, the Company set up an office in Coleman, Texas to facilitate the development of its oil and gas leases, resulting in additional office expense of $42,845, $17,193 in insurance expenses, and $19,348 in additional travel expense. Although property taxes were reduced by $3,272 for 2010, tax expenses increased 27% from $83,994 in 2009 to $106,532 in 2010, primarily due to severance taxes paid on the oil revenues and an IRS settlement.  The Company incurred $30,000 in bad debt expense in September 2010 and had increased filing fees of $7,742 resulting from increased press releases and SEC filings related to the PetroGreen Energy acquisition in July, 2010.
Legal and Professional:  Legal and professional expense was $281,623 and $182,463 for the year ended December 31, 2010 and 2009, respectively. Legal fees increased from $45,879 in 2009 to $147,019 in 2010, an increase of $101,140, primarily due to increased expense related to the Petro Energy acquisition and the lawsuit involving G J Capital. See Item 3 of the Company’s financial statements for additional information regarding the Company’s legal and professional fees.

Consulting Expense:  The Company’s consulting expenses were $785,433 and $722,739 for the years ended December 31, 2010 and 2009, respectively, an increase of $62,594 or 9%.  In the second quarter of 2010, IFL contracted with two consultants to formalize the Company’s business plan and marketing presentation package, resulting in additional expense of approximately $51,000. The consultants were retained through August to continue this effort. One of the consultants remained with the Company to assist with Petro Energy’s workover and waterflood projects and became an employee of the Company in October 2010. Additionally, the Company awarded 2,000,000 shares of stock to a consulting group for assisting in a financing project, resulting in a $70,000 expense to the Company. The Company awarded stock compensation to its Board of Directors for service provided during 2010 resulting in an expense of $46,500.  During 2009, the Company saw unusual expenses primarily due to a common stock award granted to the Board of Directors of $52,500 and additional compensation of $148,907 granted to the officers and controller of the Company.

Depreciation Expense: Depreciation expense was $62,277 and $12,172 for the years ended December 31, 2010 and 2009, respectively.  With the acquisition of PetroGreen Energy, the Company added significant oil and gas machinery and equipment as of July 1, 2010 resulting in $30,141 in additional expense.  Additionally, current oil production from the Felix Brandt lease resulted in $20,569 in depletion.  See Notes 4 and 8 of the Company’s financial statements for additional information regarding these assets and the corresponding depreciation and depletion.

Impairment Expense:  Current guidance requires that unamortized capitalized costs (less certain adjustments) for each cost center  not exceed the cost ceiling, which is defined as the present value of future net revenues from estimated production of proved oil and gas reserves (plus certain adjustments). If adjusted unamortized costs capitalized within a cost center exceed the cost center ceiling, the excess is charged to expenses and separately disclosed during the period it occurs. The Company evaluated the carrying cost of the applicable oil producing properties and determined that the asset should be reduced by $47,481 for the year ended December 31, 2010.

Operating Supplies: Supplies expense was $24,949 and $7,270 for the years ended December 31, 2010 and 2009, respectively. The Company did not have significant operating supplies expense in 2010 prior to the Petro Energy acquisition. During the last six months of 2010, the Company incurred supplies expense related to its oil lease workover and waterflood projects in Coleman, Texas.

Interest Income:  Interest income remained consistent at $67,667 and $64,876 for the years ended December 31, 2010 and 2009, respectively. The Company has agreed to an amendment on the $750,000 note receivable with Mr. Sundlun.  This amendment extends the maturity date of the note to August 2011 at no additional interest past the original maturity date of November 6, 2008.  Due to the lack of interest expense, the Company recognized a discount on the note and amortizes that discount through the note’s maturity date, accounting for the consistent expense.

Interest Expense:  Interest expense was $181,097 and $165,591 for the years ended December 31, 2010 and 2009, respectively. During the third quarter of 2010, the Company closed two separate financings, each resulting in 8% annual interest to the Company, resulting in additional interest expense of $20,802. Interest expense consistent between 2009 and 2010 are for the notes to Mr. Sundlun and vehicle financing. See Note 11 of the Company’s financial statements for additional information regarding interest expense

Gain from Extinguishment of Debt:  The Company settled a large payable with an IFL vendor in October 2010 resulting in a gain to the Company of $65,000.

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

Additionally in 2009, the Company settled a lawsuit with CapNet Securities, Corp.  The settlement resulted in a gain to the Company of $15,022.

Loss on Derivative: The Company entered into a promissory note that permits conversion of the note into shares of the Company’s common stock at a discount to the market price. This discount to market conversion feature is treated as a derivative for accounting purposes. This note also caused two other financial instruments held by the Company to be considered derivatives. The Company has calculated the change in value of those instruments for the year ended December 31, 2010 for a loss of $67,673. See Note 13 of the Company’s financial statements for a more thorough discussion of this loss. There is no gain or loss for the similar reporting periods in 2009.

Gain on Change in Fair Value of Clawback: A component of the Petro Energy acquisition agreement gave the former owners of these companies the option to repurchase for $1.00 the assets held by the companies as of July 1, 2010 if the Company’s common stock price fails to reach $0.25 per share within three years of the original acquisition date. This contract clawback provision was valued at July 1, 2010 at $408,760 and was revalued at year end at $337,354, resulting in a gain on change in clawback valuation of $71,406 for the year ended December 31, 2010.

Other Income:  Other income for the year ended December 31, 2010 was $25,418.  During the 4th quarter 2010, the Company entered into a memorandum of understanding on a financing opportunity.  The transaction required the potential lending party to pay the Company a non-refundable deposit of $25,000.  The financing was not completed and the deposit was retained by the Company, as agreed.  There was no other income for 2009.

Net Income/Loss: The Company had net loss of $277,802 and net income of $23,029 for the years ended December 31, 2010 and 2009, respectively. This increased loss was primarily due to expenses incurred for operating supplies, legal expense, consultants and payroll and depreciation associated with the acquisition of Petro Energy. The current loss was partially offset by a non-operating gain on change in fair value of clawback provision of $71,406 and recognition of the deferred gain on lawsuit / sale leaseback of $416,696.

Cash:  The Company’s cash balance at December 31, 2010 of $285,171 is considerably lower than the balance at December 31, 2009 of $502,542.  The decrease is primarily due to the acquisition and ongoing operations of the oil and gas exploration and drilling companies, discussed in Item 1.

LIQUIDITY AND CAPITAL RESOURCES

During the years 2003 to 2006, Adino had substantial liquidity and cash flow problems due to its lack of operating revenues. From 2007 through 2010, the Company’s liquidity and cash flow improved due to revenues generated by IFL; however, we still experienced liquidity problems due to debts incurred by Adino and IFL in prior years.

The Company’s access to financing improved somewhat during 2010, however, as a result of several convertible notes that we issued to two groups of private investors. As a result of these private note issuances, the Company raised $457,500. The Company is not required to repay most of this financing until the third quarter of 2013, thereby providing the Company a longer period to earn the money necessary to pay off the notes.

Nonetheless, at December 31, 2010, the Company’s cash available was approximately half of what it was as of December 31, 2009. This is due to the increased operating expenses as a result of the Petro Energy acquisition, increased personnel costs, and higher legal and consulting expenses as a result of the G J Capital lawsuit. In addition, the Company's available cash at December 31, 2009 was higher than normal due to a new contract entering into effect with an IFL customer toward the end of the year.

As of December 31, 2010, the Company has a working capital deficit of $3,712,062 and total stockholders’ deficit of $2,503,370.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern depends upon its ability to obtain funding for its working capital deficit. Of the outstanding current liabilities at December 31, 2010, there are several non-cash items:  $391,272 is a non-cash deferred gain on the terminal transaction, $337,354 is due to a non-cash clawback provision and $102,511 is attributed to a derivative liability.  Additionally, $909,960 of the outstanding current liability is due to certain officers and directors for prior years’ accrued compensation.  They have agreed in writing to postpone payment if necessary, should the Company need capital it would otherwise pay these individuals.  The Company plans to satisfy current year and future cash flow requirements through its existing, growing business operations. The Company also hopes to pursue merger and acquisition opportunities including the expansion of existing business opportunities, primarily in the oil and gas exploration and production sector.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Item 7A is not required for a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Adino Energy Corporation
Houston, Texas

We have audited the accompanying consolidated balance sheets of Adino Energy Corporation (the “Company”) as of December 31, 2010 and 2009 and the related statements of operations, stockholders' deficit and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Adino Energy Corporation as of December 31, 2010 and 2009 and the results of its operations and cash flows for the period described above in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC

www.mkacpas.com
Houston, Texas
March 31, 2011

ADINO ENERGY CORPORATION
Consolidated Balance Sheets
AS OF DECEMBER 31, 2010 AND 2009

	December 31, 2010	December 31, 2009

ASSETS
Cash in bank	$285,171	$502,542
Accounts receivable, net of allowances	9,615	96,734
Deposits and prepaid assets	58,062	255
Notes receivable, net of unamortized discount of $46,570	703,430	-
Interest receivable	375,208	-
Total current assets	1,431,486	599,531

Fixed assets, net of accumulated depreciation of $69,052 and $28,366, respectively	520,063	32,659
Oil and gas properties (full cost method), net of accumulated amortization, depreciation, depletion, and asset impairment
Proved properties	155,279	-
Unproved properties	59,060	-
Note receivable, net of unamortized discount of $114,138	-	635,862
Goodwill	1,566,379	1,559,240
Other assets	6,500	375,208
Total non-current assets	2,307,281	2,602,969
TOTAL ASSETS	$3,738,767	$3,202,500

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Accounts payable	$457,987	$511,747
Accounts payable - related party	47,612	42,871
Accrued liabilities	371,601	330,568
Accrued liabilities - related party	909,960	1,023,687
Contract clawback provision	337,354	-
Notes payable - current portion	1,864,251	291,618
Interest payable	660,000	510,000
Derivative liability	103,511	-
Deferred gain - current portion	391,272	391,272
Total current liabilities	5,143,548	3,101,763

Deferred gain, net of current portion	684,744	1,076,022
Notes payable, net of current portion	413,845	1,522,483
TOTAL LIABILITIES	6,242,137	5,700,268

SHAREHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 20,000 shares authorized, no shares issued and outstanding	-	-
Capital stock, $0.001 par value, 500 million shares authorized, 107,260,579 and 93,260,579 shares issued and outstanding at December 31, 2010 and December 31, 2009, respectively	107,260	93,260
Additional paid in capital	13,785,442	13,527,242
Retained deficit	(16,396,072)	(16,118,270)
Total shareholders’ deficit	(2,503,370)	(2,497,768)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$3,738,767	$3,202,500

The accompanying notes are an integral part of these financial statements.

ADINO ENERGY CORPORATION
Consolidated Statements of Operations
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	December 31,	December 31,
	2010	2009

REVENUES
Terminal operations	$1,944,666	$2,186,536
Oil and gas operations	58,107	-
Total revenues	2,002,773	2,186,536

OPERATING EXPENSES
Cost of product sales	248,717	556,982
Payroll and related expenses	90,213	-
Terminal management	400,360	400,980
General and administrative	685,334	584,192
Legal and professional	281,623	182,463
Consulting fees	785,433	722,739
Repairs	26,187	1,073
Depreciation expense	62,277	12,172
Impairment expense	47,481	-
Operating supplies	24,949	7,270
Total operating expenses	2,652,574	2,467,871

OPERATING LOSS	(649,801)	(281,335)

OTHER INCOME AND EXPENSES
Interest income	67,667	64,876
Interest expense	(181,097)	(165,591)
Gain on extinguishment of debt	65,000	-
Gain from lawsuit / sale leaseback	391,278	405,079
Loss on derivative	(67,673)	-
Gain on change in fair value of clawback provision	71,406	-
Other income (expense)	25,418	-
Total other income and expense	371,999	304,364

NET INCOME (LOSS)	$(277,802)	$23,029

Net income (loss) per share, basic and fully diluted	$(0.00)	$0.00

Weighted average shares outstanding, basic and fully diluted	99,512,634	90,731,812

The accompanying notes are an integral part of these financial statements.

ADINO ENERGY CORPORATION
Consolidated Statement of Changes in Shareholders’ Deficit
FOR THE YEARS ENDED DECEMBER 31, 2009 and 2010

	Shares	Amount	Additional Paid in Capital	Retained Deficit	Total
Balance December 31, 2008	83,260,579	$83,260	$13,306,247	$(16,141,299)	$(2,751,792)

Options issued for services	-	-	21,995	-	21,995
Shares issued for services - officers	3,500,000	3,500	49,000	-	52,500
Shares issued for services	1,000,000	1,000	18,000	-	19,000
Shares issued in lawsuit settlement	5,500,000	5,500	132,000	-	137,500
Net income	-	-	-	23,029	23,029
Balance December 31, 2009	93,260,579	$93,260	$13,527,242	$(16,118,270)	$(2,497,768)

Shares issued for services - officers	1,500,000	1,500	50,200		51,700
Shares issued for services	2,500,000	2,500	68,000		70,500
Shares issued for acquisition	10,000,000	10,000	140,000		150,000
Net loss				(277,802)	(277,802)
Balance December 31, 2010	107,260,579	$107,260	$13,785,442	$(16,396,072)	$(2,503,370)

The accompanying notes are an integral part of these financial statements.

ADINO ENERGY CORPORATION
Consolidated Statements of Cash Flows
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	December 31, 2010	December 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(277,802)	$23,029

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and depletion	61,410	12,172
Accretion	868	-
Amortization of discount on note receivable	(67,568)	(54,643)
Options issued for services	-	21,995
Stock based compensation	-	52,500
Shares issued for services	122,200	19,000
Bad debt expense	30,000	-
Gain on asset disposal	-	(2,205)
Gain from lawsuit / sale amortization	(391,278)	(399,175)
Gain on debt forgiveness	(65,000)	-
Loss on derivative	67,673	-
Gain on change in fair value of clawback provision	(71,406)	-
Oil and gas impairment	47,481	-
Amortization of debt discount	9,031	-
Changes in operating assets and liabilities:
Accounts receivable	57,116	(15,262)
Other assets	(14,306)	5,447
Accounts payable and accrued liabilities	56,599	501,781
Lease obligation		-
Net cash provided by (used in) operating activities	(434,982)	164,639

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(223,191)	(10,264)
Principal payments on note receivable	-	325,971
Net cash provided by (used in) investing activities	(223,191)	315,707

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on note payable	457,500	-
Principal payments on note payable	(16,698)	(8,032)
Net cash provided by (used in) financing activities	440,802	(8,032)

Net change in cash and cash equivalents	(217,371)	472,314
Cash and cash equivalents, beginning of period	502,542	30,228
Cash and cash equivalents, end of period	$285,171	$502,542

Cash paid for:
Interest	$12,285	$12,378
Income taxes	$-	$-
Supplemental disclosures of non-cash information:
Contract clawback provision	$408,760	$-
Acquisition purchased with stock	$150,000	$-
Asset retirement obligation	$36,255	$-
Note discount	$35,838	$-
Operating license deposit	$50,000	$-

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

As of July 1, 2010, the Company acquired PetroGreen Energy LLC, a Nevada limited liability company, and AACM3, LLC, a Texas limited liability company d/b/a Petro 2000 Exploration Co. (together "Petro Energy"). Petro Energy is a licensed Texas oilfield operator currently operating 11 wells on two leases covering approximately 300 acres in Coleman County, Texas. Petro Energy also owns a drilling rig, two service rigs and associated tools and equipment. The Company also acquired the operator license held by the principal of Petro Energy

Use of Estimates

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

For the years ended December 31, 2010 and 2009, we had no reserve for doubtful accounts as all of our receivables were collected early in the subsequent year or had no expectation of loss. Management assesses the need for an allowance for doubtful accounts based upon the financial strength of our customers, historical experience with our customers and the aging of the amounts due.

Cash Equivalents

For purposes of reporting cash flows, the Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.  We had no cash equivalents at either December 31, 2010 or December 31, 2009.

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

 Oil and Gas Producing Activities

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

Current guidance requires that  unamortized capitalized costs (less certain adjustments) for each cost center  not exceed the cost ceiling, which is defined as the present value of future net revenues from estimated production of proved oil and gas reserves (plus certain adjustments). If adjusted unamortized costs capitalized within a cost center exceed the cost center ceiling, the excess is charged to expenses and separately disclosed during the period it occurs. The Company evaluates the carrying cost of the applicable oil producing properties for any impairment as required.

Derivatives

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. Derivative financial instruments are initially measured at their fair value. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then revalued at each reporting date, with changes in the fair value reported as charges or credits to income. For option−based derivative financial instruments, the Company uses the Lattice model to value the derivative instruments. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non−current based on whether or not cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Asset Retirement Obligation

The Company accounts for its asset retirement obligations by recording the fair value of a liability for an asset retirement obligation recognized for the period in which it was incurred if a reasonable estimate of fair value could be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The increase in carrying value of a property associated with the capitalization of an asset retirement cost is included in proved oil and gas properties in the consolidated balance sheets. The Company depletes the amount added to proved oil and gas property costs. The future cash outflows associated with settling the asset retirement obligation that have been accrued in the accompanying balance sheets are excluded from the ceiling test calculations. The Company also depletes the estimated dismantlement and abandonment costs, net of salvage values, associated with future development activities that have not yet been capitalized as asset retirement obligations. These costs are also included in the ceiling test calculations. The asset retirement liability is allocated to operating expense using the discount method.

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

Segment Reporting

The Company is required to present segment reporting in the annual report when a reportable segment meets one or more of the following tests: (1) revenue is 10% or more of combined revenue; (2) operating profit is 10% or more of combined operating profit (operating profit excludes unallocable general corporate revenue and expenses, interest expense, and income taxes); or (3) identifiable assets are 10% or more of the combined identifiable assets; also called line of business reporting. Current guidance requires that financial statements include information about operations in different industries, foreign operations, export sales, major customers, and government contracts. The disclosures provide data useful in evaluating a segment's profit potential and riskiness. A significant segment in the past that is expected to be so again should be reported even though it failed the 10% test in the current year. Segments shall represent a substantial portion (at least 75%) of the company's total revenue to unaffiliated customers. As a matter of practicality, however, no more than 10 segments should be shown. While intersegment sales or transfers are eliminated in consolidated financial statements, they are included for purposes of segment disclosure in determining the 10% and 75% rules. The Disclosures are not required for an enterprise that derives 90% or more of its revenues from one industry. The segmental disclosures may be presented in the body of the financial statements, footnotes, or a separate schedule. The disclosure requirements are not applicable to nonpublic companies or in interim reports.

With the acquisition of the oil and gas companies discussed in Item 1, the Company had a segment that represented in excess of 10% of identifiable assets.  See Note 22 for segment reporting detail.

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

On January 1, 2007, the Company adopted an accounting standard which clarifies the accounting for uncertainty in income taxes recognized in financial statements. This standard provides guidance on recognizing, measuring, presenting and disclosing in the financial statements uncertain tax positions that a company has taken or expects to take on a tax return. See Note 17 for further information related to the Company’s accounting for uncertainty in income taxes.

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

The Company has granted options and warrants to purchase Adino’s common stock.  These instruments have been valued using the Black-Scholes model and are fully detailed in Note 15.

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

For the years ended December 31, 2010 and 2009, Adino evaluated and determined that no impairment was warranted on the assets of Adino Energy Corporation or its subsidiary, Intercontinental Fuels, LLC.  See Note 8 for discussion of the impairment of Adino Exploration, LLC’s oil and gas assets as of December 31, 2010.

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

Based on the evaluations performed by management, there were no indicators of impairment at December 31, 2010 or 2009.

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

See Note 6 for additional discussion.

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

On January 1, 2009, the Company adopted a new accounting standard issued by the FASB that establishes accounting and reporting standards for noncontrolling interests in a subsidiary in consolidated financial statements, including deconsolidation of a subsidiary. This standard requires entities to record the acquisition of noncontrolling interests in subsidiaries initially at fair value. The adoption of this standard did not impact earnings per share attributable to Adino Energy Corporation’s common stockholders as there were no changes in the Company’s ownership interests in subsidiaries or deconsolidation of subsidiaries for the year ended December 31, 2010.

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

In January 2010, the FASB issued an ASU to amend existing oil and gas reserve accounting and disclosure guidance to align its requirements with the SECs revised rules.  The significant revisions involve revised definitions of oil and gas producing activities, changing the pricing used to estimate reserves at period end to a twelve month arithmetic average of the first day of the month prices and additional disclosure requirements.  In contrast to the SEC rule, the FASB does not permit the  disclosure of probable and possible reserves in the supplemental oil and gas information in the notes to the financial statements. The amendments are effective for annual reporting periods ending on or after December 31, 2009.  Application of the revised rules is prospective and companies are not required to change prior period presentation to conform to the amendments.

NOTE 2-GOING CONCERN

As of December 31, 2010, the Company has a working capital deficit of $3,712,062 and total shareholders’ deficit of $2,503,370.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern depends upon its ability to obtain funding for its working capital deficit. Of the outstanding current liabilities at December 31, 2010, there are several non-cash items:  $391,272 is a non-cash deferred gain on the terminal transaction, $337,354 is due to a non-cash clawback provision and $103,511 is attributed to a derivative liability.  Additionally, $909,960 of the outstanding current liability is due to certain officers and directors for prior years’ accrued compensation.  They have agreed in writing to postpone payment if necessary, should the Company need capital it would otherwise pay these individuals.  The Company plans to satisfy current year and future cash flow requirements through its existing, growing business operations. The Company also hopes to pursue merger and acquisition opportunities including the expansion of existing business opportunities, primarily in the oil and gas exploration and production sector.

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

Due to the difficult credit markets, the Company was unable to secure financing for the Houston terminal facility and assigned its rights under the terminal purchase option to Lone Star Fuel Storage and Transfer, LLC (“Lone Star”).  Lone Star purchased the terminal from 17617 Aldine Westfield, LLC on September 30, 2008.  Lone Star then entered into a five year operating lease with option to purchase with IFL.  The five year lease has monthly rental payments of $30,000, escalating 3% per year.  IFL’s purchase option allows for the terminal to be purchased at any time prior to October 1, 2009 for $7,775,552.  The sale price escalates $1,000,000 per year after this date, through the lease expiration date of September 30, 2013.  The Company recognizes the escalating lease payments on a straight line basis.  As of December 31, 2010, the Company has not exercised its option to purchase the Houston terminal facility.

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

At the expiration of the capital lease, September 30, 2008, the remaining gain of $1,332,345 was rolled into the gain on the sale assignment transaction with Lone Star of $624,047.  The total remaining gain to be amortized as of September 30, 2008 of $1,956,392 will be amortized over the life of the Lone Star operating lease, or 60 months.  The operating lease expires as of September 30, 2013.  This treatment is consistent with sale leaseback gain recognition rules.  For the years ended December 31, 2010 and 2009, the Company realized a gain on sale/leaseback of $391,278 for each year.

NOTE 4 – EQUIPMENT

The following is a summary of this category:

	December 31, 2010	December 31, 2009

Machinery and equipment	$514,565	$-
Vehicles	47,427	47,427
Leasehold improvements	23,789	10,264
Office equipment	3,334	3,334
Subtotal	589,115	61,025
Less: Accumulated depreciation	(69,052)	(28,366)
Total	$520,063	$32,659

The useful life for leasehold improvements is the duration of the lease on the IFL fuel terminal, through September 30, 2013. Machinery and equipment, consisting primarily of oil field assets (see Note 5), has a useful life of seven years, vehicles’ useful life is five years and office equipment is being depreciated over three years.

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

A component of the acquisition agreement with PetroGreen Energy and AACM3, LLC gave the former owners of these companies the option to repurchase for $1.00 the assets held by the companies as of July 1, 2010 if the Company’s common stock price fails to reach $0.25 per share within three years of the original acquisition date. This contract clawback provision was valued at July 1, 2010 at $408,760.

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

NOTE 6 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company valued the Petro Energy acquisition, the current convertible note and warrant derivatives and the Company’s largest asset, goodwill, using Level 3 criterion, shown below. As of December 31, 2010, the valuations resulted in a loss on derivatives of $67,673 and a gain on contract clawback provision of $71,406 for a net gain of $3,733.

December 31, 2010
Description	Level 1	Level 2	Level 3	Total Realized Gain (Loss) due to valuation	Total Unrealized Gain (Loss) due to valuation

Goodwill	$-	$-	$1,566,379	$-	$-

Asher /BWME notes - derivative	-	-	96,161	(60,323)	-

Haag warrants - derivative	-	-	7,350	(7,350)	-

Contract clawback provision			337,354	71,406	-
Total	$-	$-	$2,007,244	$3,733	$-

December 31, 2009
Description	Level 1	Level 2	Level 3	Total Realized Gain (Loss) due to valuation	Total Unrealized Gain (Loss) due to valuation

Goodwill	$-	$-	$1,559,240	$-	$-
Total	$-	$-	$1,559,240	$-	$-

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

The Company's position to not offset the amounts is further substantiated by current guidance as follows, due to lacking two of the four general criteria:  (1) The Company does not have a contractual right to offset even though that is the Company's intention and (2) Neither of the notes contains a specific right of offset.

In addition to the above facts, the note holder provided a separate written confirmation to the Company's auditors at December 31, 2010 and 2009 of both the note payable and note receivable balances, respectively.

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

 Interest accrued on the Sundlun note receivable was $375,208 at December 31, 2009 and 2010.

A schedule of the balances at December 31, 2010 and 2009 is as follows:

	December 31, 2010	December 31, 2009

Sundlun, net of unamortized discount	$703,430	$635,862

Total notes receivable	$703,430	$635,862
Less: current portion	(703,430)	-
Total long-term notes receivable	$-	$635,862

NOTE 8 - OIL AND GAS PROPERTIES

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

Proved oil and gas properties: As of December 31, 2010, the Company’s Felix Brandt oil and gas leases include eight proved developed producing (PDP) wells and three saltwater disposal wells. According to the reserve analysis conducted by an independent engineering firm, the estimated discounted net cash flow on the Felix Brandt lease was $118,590 as of December 31, 2010. Due to our significant net loss carryforward, we do not expect to pay any federal income taxes on future net revenues provided from the Brandt lease production. Therefore, the pre-tax and after-tax estimate of discounted future net cash flows are both $118,590.

Asset retirement obligation: The Company accounts for its asset retirement obligations by recording the fair value of a liability for an asset retirement obligation recognized in the period in which it was incurred if a reasonable estimate of fair value could be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and allocated to operating expense using a systematic and rational method. As of December 31, 2010, the Company has recorded a net asset of $35,821 and related liability of $36,689. Accretion for the year ended December 31, 2010 was $868.

Impairment:  Current guidance requires that  unamortized capitalized costs (less certain adjustments) for each cost center  not exceed the cost ceiling, which is defined as the present value of future net revenues from estimated production of proved oil and gas reserves (plus certain adjustments). If adjusted unamortized costs capitalized within a cost center exceed the cost center ceiling, the excess is charged to expenses and separately disclosed during the period it occurs. The Company evaluated the carrying cost of the applicable oil producing properties and determined that the carrying value should be reduced by $47,481 for the year ended December 31, 2010.

The oil and gas related asset values at December 31, 2010 and December 31, 2009 were as follows:

	December 31, 2010	December 31, 2009

Tangible drilling costs	$116,603	$-
Proved oil and gas properties	71,060	-
Asset retirement cost	35,821	-
Impairment	(47,481)	-
Accumulated DD&A	(20,724)	-
Total	$155,279	$-

NOTE 9 – CONSOLIDATION OF IFL AND GOODWILL

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

Adino evaluated the aggregate goodwill for impairment at December 31, 2009 and 2010 and has determined that the fair value of the reporting unit exceeds its carrying amount and hence the goodwill is not impaired.

NOTE 10 – ACCRUED LIABILITIES / ACCRUED LIABILITIES –RELATED PARTY

Other liabilities and accrued expenses consisted of the following as of December 31, 2010 and 2009:

	December 31, 2010	December 31, 2009

Accrued accounting and legal fees	$115,000	$119,000
Customer deposits	110,000	110,000
Property and payroll tax accrual	76,113	76,446
Asset retirement obligation	36,689	-
Deferred lease liability	33,799	25,122
Total accrued liabilities	$371,601	$330,568

Accrued salaries-related party	$909,960	$1,023,687

Deferred lease liability:  The Lone Star lease is being expensed by the straight line method as required by current guidance, resulting in a deferred lease liability that will be extinguished by the lease termination date of September 30, 2013.

Accrued salaries – related party:  This liability is due to certain officers and directors for prior years’ accrued compensation.  They have agreed to postpone payment if necessary, should the Company need capital it would otherwise pay these individuals.

NOTE 11 - NOTES PAYABLE

	December 31, 2010	December 31, 2009

Note payable - Stuart Sundlun, bearing interest of 10% per annum, due August 7, 2011	$1,500,000	$1,500,000
Note payable - Bill Gaines, non interest bearing, due on demand	-	9,000
Note payable - Gulf Coast Fuels, bearing interest of $25,000	275,000	275,000
Demand note - Perales, non interest bearing, due May 31, 2011	50,000	-
Note payable - Asher, bearing interest of 8% per annum, due May 13, 2011, net of discount of $26,807	30,693	-
Notes payable - BWME, bearing interest at 8% per annum, due September 2, 2013	400,000	-
Note payable - GMAC, bearing interest of 11.7% per annum with 60 monthly payments of $895, due May 13, 2013	22,403	30,101
Total notes payable	$2,278,096	$1,814,101
Less: current portion	(1,864,251)	(291,618)
Long term note payable	$413,845	$1,522,483

On August 11, 2010, the Company issued a convertible promissory note to Asher Enterprises, Inc., in the amount of $57,500. The note has a maturity date of May 13, 2011 and has an annual interest rate of eight percent (8%) per annum. The holders have the right from and after the date of issuance, and until any time until the note is fully paid, to convert any outstanding and unpaid principal portion of the note, and accrued interest, into fully paid and non-assessable shares of common stock. The note has an initial conversion price of fifty eight percent (58%) of the 3 lowest closing bid prices for the 10 days preceding the conversion date and full reset provision. The note’s convertible feature was valued and resulted in a debt discount of $35,838, which is being amortized over the nine month note life, using the straight line method. In this case, using the straight line method approximates the effective interest method, given the short time to maturity. The Company has the right to redeem the note for 150% of the redemption amount and accrued interest. See Note 13 for a complete discussion of the derivative treatment and accounting.

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

In December 2010, the former owner of AACM3, LLC transferred the certificate of deposit securing the P5 bond financial assurance for the Company’s oil and gas operator’s license to the Company.  The agreement calls for the Company to pay a total of $60,000 for the transfer, unless $50,000 is paid prior to May 1, 2011, in which case the debt will be considered fully paid, resulting in a gain to the Company of $10,000.

The table below reflects the aggregate principal maturities of long-term debt for years ended December 31:

Principal

2011	$1,864,251
2012	9,615
2013	404,230
2014	-
2015	-
Total	$2,278,096

NOTE 12 - CONTRACT CLAWBACK PROVISION

A component of the acquisition agreement with PetroGreen Energy and AACM3, LLC gave the former owners of these companies the option to repurchase for $1.00 the assets held by the companies as of July 1, 2010 if the Company’s common stock price fails to reach $0.25 per share within three years of the original acquisition date. This contract clawback provision was valued at July 1, 2010 at $408,760 and was revalued at December 31, 2010 at $337,354, resulting in a gain on change in clawback valuation of $71,406 at December 31, 2010.

NOTE 13 – DERIVATIVE LIABILITY

Based on current guidance, the Company concluded that the convertible note payable to Asher referred to in Note 11 was required to be accounted for as a derivative. This guidance requires the Company to bifurcate and separately account for the conversion features of the convertible notes issued as embedded derivatives.

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

The structure of the Asher note caused two other financial instruments held by the Company to be deemed derivatives: The BWME notes and the Haag warrants. Both were valued as derivatives as of the date of the Asher note issuance (Haag warrants) or date of issuance (BWME notes) and revalued as of December 31, 2010.

Below is detail of the derivative liability balances as of December 31, 2010 and December 31, 2009.

Derivative Liability	December 31, 2009	Additions	Gain (loss) from valuation	December 31, 2010

Asher note / BWME notes	-	$35,838	$(60,323)	$96,161

Haag warrants	-	-	(7,350)	7,350
Total	-	$35,838	$(67,673)	$103,511

NOTE 14 – STOCK

COMMON STOCK

The Company's common stock has a par value of $0.001. There were 50,000,000 shares authorized as of December 31, 2007.  At the Company’s January 2008 shareholder meeting, the shareholders voted to increase the authorized common stock to 500,000,000 shares.  As of December 31, 2010 and December 31, 2009, the Company had 107,260,579 and 93,260,579 shares issued and outstanding, respectively.

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

The Company issued 10,000,000 shares of stock to the sellers in the Petro Energy acquisition. The Company acquired 100% of the membership interests of both companies as of July 1, 2010. The transaction resulted in stock expense to the Company of $150,000, based on the stock’s market price at the date of issuance. See Notes 1, 5, 8, 12, and Item 1 for a thorough discussion of the acquisition transaction.

On September 7, 2010, the Board approved a stock issuance of 2,000,000 shares of restricted common stock to Vulcan Advisors, LLC for consulting services performed for the Company. The issuance resulted in an expense to the Company of $70,000, based on the stock’s market price at the date of issuance.

During November, 2010, the Board approved a stock issuance of 500,000 shares each to its three members for services rendered.  The total issuance of 1,500,000 shares resulted in expense to the Company of $46,500, based on the stock’s market price at the date of issuance.

As a result of the above common stock issuances, as of December 31, 2010, there were 107,260,579 shares outstanding.

PREFERRED STOCK

In 1998, the Company amended its articles to authorize Preferred Stock. There are 20,000,000 shares authorized with a par value of $0.001. The shares are non-voting and non-redeemable by the Company. The Company further designated two series of its Preferred Stock: "Series 'A' $12.50 Preferred Stock" with 2,159,193 shares of the total shares authorized and "Series "A" $8.00 Preferred Stock," with the number of authorized shares set at 1,079,957 shares. As of December 31, 2010 and December 31, 2009 there are no shares issued and outstanding.

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

NOTE 15 - STOCK OPTIONS / STOCK WARRANTS

In September 2007, the Company entered into a consulting agreement with Small Cap Support Services, Inc. (“Small Cap”) to provide investor relations services.  In addition to monthly compensation, Small Cap was entitled to 500,000 options, vesting ratably over 8 quarters through August 30, 2009, priced at 166,667 shares at $0.15, $0.25, and $0.35 each.  Using the Black-Scholes valuation model and an expected life of 3.5 years, volatility of 271.33%, and a discount rate of 4.53%, the Company determined the aggregate value of the 500,000 seven year options to be $59,126. The options became fully expensed and vested as of June 30, 2009.

In November 2007, the Company entered into an agreement with Ms. Nancy Finney, the Company’s Controller. In addition to monthly compensation, Ms. Finney was entitled to 500,000 options, vesting over 24 months as certain milestones were met. In accordance with current guidance, these options will be expensed at their fair value over the requisite service period.  Using the Black-Scholes valuation model and an expected life of 2.5 years, volatility of 276.75%, and a discount rate of 4.16%, the Company determined the aggregate value of the 500,000 options to be $23,949.  The options became fully expensed and vested as of September 30, 2009.

NOTE 16 – EARNINGS PER SHARE

The table below sets forth the computation of basic and diluted net income (loss) per share for the years ended December 31, 2010 and 2009.

	For the years ended December 31,
	2010		2009
Numerator:
Basic net income (loss)		$(277,802)	$23,029
Diluted net income (loss)		$(277,802)	$23,029

Denominator:
Basic weighted average common shares outstanding		99,512,634	90,731,812
Effect of dilutive securities
Convertible note - Asher		1,280,990	0
Dilutive weighted average common shares outstanding		100,793,624	90,731,812
Basic net income (loss) per share	$	(0.00)	$0.00
Diluted net income (loss) per share	$	(0.00)	$0.00

As of December 31, 2010, Adino had 107,260,579 shares outstanding, with no shares payable outstanding. The Company uses the treasury stock method to determine whether any outstanding options or warrants are to be included in the diluted earnings per share calculation.

As of December 31, 2010, Adino had 1,000,000 earned options outstanding to employees and consultants, exercisable between $0.10 to $0.35 each.  Using an average share price for the year ended December 31, 2010 of $0.023, the options result in no additional dilution to the Company.

The Company calculated the dilutive effect of the convertibility of the Asher note, resulting in additional weighted average share additions of 1,280,990 for the year ended December 31, 2010. The effect on earnings per share from the Company’s BWME convertible notes was excluded from the diluted weighted average shares outstanding because the conversion of these instruments would have been non-dilutive since the strike price is above the market price for our stock.

The dilutive effect of convertible instruments on earnings per share is not presented in the consolidated statements of operations for periods with a net loss.

NOTE 17 – DEFERRED INCOME TAX

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

On January 1, 2007, the Company adopted an accounting standard which clarifies the accounting for uncertainty in income taxes recognized in financial statements. This standard provides guidance on recognizing, measuring, presenting and disclosing in the financial statements uncertain tax positions that a company has taken or expects to take on a tax return. See Note 8 for further information related to the Company’s accounting for uncertainty in income taxes.

During 2010, the Company incurred a net loss and therefore, had no tax liability.  During 2009, the Company had net income that was fully absorbed by the net loss carry forward. The Company also does not have any material uncertain income tax positions.  The net deferred tax asset generated by the loss carry forward has been fully reserved.  The cumulative net operating loss carry forward is approximately $10,469,764 and $10,191,962 at December 31, 2010 and 2009, respectively, and will expire in the years 2019 through 2029.

 At December 31, 2010 and 2009, the deferred tax assets consisted of the following:

	December 31, 2010	December 31, 2009

Net operating loss	$3,559,720	$3,441,095
Less: Valuation allowance	$(3,559,720)	$(3,441,095)
Net deferred tax asset	$-	$-

NOTE 18 – NON-CASH INVESTING AND FINANCING ACTIVITIES

The note receivable from Mr. Sundlun matured on November 6, 2008.  The Company extended the note’s maturity date to August 8, 2011 with no additional interest accrual to occur past November 6, 2008.  Due to the fact that there will be no interest accrued on the note going forward, in 2009, the Company recorded a discount on the note principal of $179,671.  This amount will amortize until the note’s maturity in August 2011.

NOTE 19 – LAWSUIT SETTLEMENT

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

 NOTE 20 – CONCENTRATIONS

The following table sets forth the amount and percentage of revenue from those customers that accounted for at least 10% of revenues for the years ended December 31, 2010 and 2009.

	Year Ended December 31, 2010%		Year Ended December 31, 2009%

Customer A	$13,402	1%	$214,200	10%

Customer B	$1,476,000	74%	$353,103	16%

Customer C	$142,642	7%	$761,750	34%

Customer D	$61,110	3%	$462,746	21%

Customer E	$251,042	13%	$-	-%

The Company had one customer that represented 100% of outstanding receivables at December 31, 2010 and one customer representing 79% of outstanding receivables at December 31, 2009.

NOTE 21 – SUPPLEMENTAL OIL AND GAS RESERVE INFORMATION (Unaudited)

In January 2010, the FASB issued an ASU to amend existing oil and gas reserve accounting and disclosure guidance to align its requirements with the SEC’s revised rules discussed in Note 1.  The significant revisions involve revised definitions of oil and gas producing activities, changing the pricing used to estimate reserves at period end to a twelve month arithmetic average of the first day of the month prices and additional disclosure requirements.  In contrast to the SEC rule, the FASB does not permit the disclosure of probable and possible reserves in the supplemental oil and gas information in the notes to the financial statements. The amendments are effective for annual reporting periods ending on or after December 31, 2009.  Application of the revised rules is prospective and companies are not required to change prior period presentation to conform to the amendments.  Application of the amended guidance has only resulted in changes to the prices used to determine proved reserves at December 31, 2009.  The new guidelines have expanded the definition of proved undeveloped reserves that can be recorded from an economic producer.  The opportunity to prove reasonable certainty for spacing areas located more than one direct development spacing area from economic producer did not impact or prove undeveloped reserves.

The Company follows the guidelines prescribed in ASC Topic 932 for computing a standardized measure of future net cash flows and changes therein relating to estimated proved reserves.  Future cash inflows and future production and development costs are determined by applying prices and costs, including transportation, quality, and basis differentials, to the year-end estimated quantities of oil and gas to be produced in the future.  The resulting future net cash flows are reduced to present value amounts by applying a ten percent annual discount factor.  Future operating costs are determined based on estimates of expenditures to be incurred in producing the proved oil and as reserves in place at the end of the period using year-end costs and assuming continuation of existing   conditions, plus Company overhead incurred.  Future development costs are determined based on estimates of capital expenditures to be incurred in developing proved oil and gas reserves.

The assumptions used to compute the standardized measure are those prescribed by the FASB and the SEC.   The assumptions do not necessarily reflect the Company’s expectations of actual revenues to be derived from those reserves, nor their present value.  The limitations inherent in the reserve quantity estimation process, as discussed previously, are equally applicable to the standardized measure computations since these reserve quantity estimates are the basis for the valuation process.  The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries and undeveloped locations are more imprecise than estimates of established proved producing oil and gas properties.  Accordingly, these estimates are expected to change as future information becomes available.  All of the Company’s proved reserves are located in the State of Texas.

Proved oil and natural gas reserve quantities at December 31, 2010, and the related discounted future net cash flows are based on estimates prepared by independent petroleum engineers. The following reserve quantity and future net cash flow information for 2010 was prepared by Corridor Resources, LLC (“CR”), independent petroleum engineers.

Oil reserves

Crude Oil
(Net Bbls)
December 31, 2009	-
Revisions of previous estimates	-
Purchase of reserves	3,490
Extensions, discoveries and other additions	3,720
Sale of reserves	-
Production	(1,000)

December 31, 2010	6,210

The Company performed a series of workover procedures to the wells on the Felix Brandt lease, resulting in an increase in the production capacity of 3,720 bbls as of December 31, 2010.

Costs Incurred

Capitalized Costs Relating to Oil and Gas Producing Activities

2010

Unproved oil and gas properties	$59,060
Proved oil and gas properties	223,484
Total	282,544
Accumulated depreciation, depletion, amortization and valuation allowances	(68,205)

Total capitalized costs relating to oil and gas producing activities	$214,339

Costs Incurred in Oil and Gas Property Acquisition, Exploration, and Development:
Costs incurred in oil and natural gas property acquisition, exploration and development activities are summarized below for the year ended December 31, 2010:

2010

Property acquisition costs:
Unproved	$59,060
Proved	71,060
Exploration costs	-
Development costs	116,603
Asset retirement cost	35,821
Total costs incurred	$282,544

For results of operations incurred in the oil and gas exploration activities during 2010, see Note 23, Segment Reporting.  The Company did not capitalize costs associated with any exploratory wells during 2010.

Standardized Measure
The standardized measure of discounted future net cash flows relating to the Company’s ownership interests in proved oil reserves for the years ended December 31 are shown below:

2010

Future cash inflows	$451,160
Future oil and natural gas operation expenses	(327,680)
Future development costs	-
Future income tax expenses	-
Future net cash flows	123,480
10% annual discount for estimating timing of cash flow	(4,890)
Standardized measure of discounted future net cash flow	$118,590

NOTE 22 – SEGMENT REPORTING

On July 1, 2010, the Company purchased PetroGreen Energy, LLC and AACM3, LLC, jump-starting its re-entry into the oil and gas exploration and production industry.  To facilitate those operations, the Company started two new wholly owned subsidiaries, Adino Exploration, LLC and Adino Drilling, LLC.  All oil and gas operations are conducted under these two subsidiaries.  The Company maintains all fuel storage operations, autonomously, in IFL.

Revenue:
The new oil and gas segment experienced minimal revenues during 2010, with only 6 months of ownership in the mature oilfield assets.  The Company experienced significant expenses in subsidiary origination, office set-up, employees and the well workover program.  The net income of the combined oil and gas segment for the year 2010 is as follows:

Total
2010
Revenues	$58,107

Production and lease operating expenses	179,464
Revenue sharing royalties	8,902
Impairment of oil and natural gas properties	47,481
Accretion of asset retirement obligation	-
Depreciation, depletion and amortization	5,091
Total costs	240,938

Pretax income (loss) from producing activities	(182,831)
Income tax expense	–
Results of oil and natural gas producing activities
(excluding overhead and interest costs)	$(182,831)

There were no corresponding revenue or expenses for 2009, as the oil and gas operations were acquired on July 1, 2010.

Although the revenues generated from the oil and gas operations were not material to the Company as a whole, management anticipates increased revenues and stabilized expenses for 2011, primarily based on full year reporting, current lease development plans and operational efficiencies.

Assets
Total Company assets at December 31, 2010 were $3,738,767.  The oil and gas acquisition substantially added to the Company’s asset base. At December 31, 2010, total net oil and gas assets were $719,950 or 19.3% of the total.

December 31, 2010

Machinery and equipment, net of depreciation	$505,611
Oil and gas properties: proved, net of depletion and impairment	119,458
Oil and gas properties: unproved	59,060
Asset retirement cost	35,821
Total net oil and gas assets	$719,950

NOTE 23 – SUBSEQUENT EVENTS

On January 10, 2011, the Company entered into several convertible notes totaling $272,500 with a group of investors.  The 6% non-amortizing, two year notes mature on January 9, 2013 and are convertible at $0.35 at the option of the investor.  Interest is being accrued to maturity.

During the first quarter of 2011, Asher Enterprises, Inc. elected to convert a portion of its outstanding note receivable with the Company on three separate occasions.  The conversions were made in accordance with the note agreement and resulted in a reduction of the note payable balance of $34,000, common stock shares issued of 1,862,833 and a loss on conversion of $30,179.

There were no additional subsequent events through March 31, 2011, the date the financial statements were issued.

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

 Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended.  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified the following material weaknesses:

1.
As of December 31, 2010, we did not maintain effective controls over the control environment.  Specifically, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.
As of December 31, 2010, we did not maintain effective controls over financial statement disclosure.  Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.   Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2010, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting through the date of this report or during the quarter ended December 31, 2010, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Corrective Action

Management plans to address the structure of the Board of Directors and discuss adding an audit committee during 2011.

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The directors and officers of the Company as of December 31, 2010, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. The officers serve at the will of the Board of Directors.

DIRECTORS, EXECUTIVE OFFICERS, AND SIGNIFICANT EMPLOYEES
Set forth below are the names, ages, and positions of the executive officers and directors of the Company.

Name	Age	Office

Sonny Wooley	71	Chairman of the Board of Directors
Timothy Byrd	48	Chief Executive Officer, Chief Financial Officer and Director
Peggy Behrens	54	Secretary and Director
Iftikhar Dean	63	President and Director

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

Ms Behrens resigned as a director and Secretary in December 2010.

IFTIKHAR DEAN, PRESIDENT AND DIRECTOR
Mr. Dean joined the Company as president and a director in December 2010. Mr. Dean is president of Sunco Group, LLC (“Sunco”) of Houston, Texas, a fuel trading and terminaling company since 2008. From 1999 to 2008, Mr. Dean was Chief Executive Officer of Jade Global Trading Corporation, a fuel trading company. Mr. Dean was appointed to the Board pursuant to a memorandum of understanding entered into with the Company whereby the Company agreed to appoint him as president and as a member of the administration and management committee of the Board of Directors. The Company and Mr. Dean later agreed that he should be appointed as a director of the Company in lieu of being appointed as a member of the administration and management committee.

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

From our review of the Section 16(a) filings made in connection with the Company’s stock, we determined that a filing was not made with respect to the following transactions:

•	Our CEO, Timothy G. Byrd, Sr., did not file a Form 4 regarding a grant of 500,000 shares to him on November 24, 2010. The failure to file this form was due to an administrative oversight.
•
Peggy Behrens, our Secretary and a director, did not file a Form 4 regarding a grant of 500,000 shares to her on November 24, 2010. The failure to file this form was due to an administrative oversight.

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

ITEM 11. EXECUTIVE COMPENSATION

The following describes the cash and stock compensation paid to our directors and officers for the two past fiscal years.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus	Stock Awards	Option Awards ($)	All Other Compensation ($)	Total ($)

Timothy G. Byrd, Sr., CEO	2010	180,000	-0-	15,500	-0-	-0-	195,500
Timothy G. Byrd, Sr., CEO	2009	180,000	53,743	22,500	-0-	-0-	256,243

Sonny Wooley, Chairman	2010	180,000	-0-	15,500	-0-	-0-	195,500
Sonny Wooley, Chairman	2009	180,000	68,075	22,500	-0-	-0-	270,575

Nancy Finney, Controller	2010	90,000	-0-	-0-	-0-	-0-	90,000
Nancy Finney, Controller	2009	90,000	27,089	-0-	7,213	-0-	124,302

DIRECTOR COMPENSATION

Name		Fees Earned or Paid in Cash ($)	Stock Awards ($)		Total ($)
Peggy Behrens	2010	-0-	15,500	(1)	15,500
Peggy Behrens	2009	-0-	7,500	(1)	7,500

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

During November 2010, the Board approved a stock issuance of 500,000 shares each to its three members for services rendered.  The total issuance of 1,500,000 shares resulted in expense to the Company of $46,500, based on the stock’s market price at the date of issuance.  $15,500 of this expense was attributed to Ms. Behrens’ stock issuance.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table shows equity awards outstanding to our management at December 31, 2010.

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

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)		% of Class

Sonny Wooley	18,607,514	(3)	17.3%

Timothy G. Byrd, Sr.	18,852,041		17.58%

Peggy Behrens	3,170,100		2.96%

Executive officers and directors as a group (3 persons)	40,629,655		37.88%

The above numbers and percentages are as of March 31, 2011.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES
We paid $33,550 and $42,500 for the audit of our financial statements and review of our quarterly reports for fiscal year 2010 and 2009, respectively.

AUDIT-RELATED FEES
We paid aggregate fees of $-0- for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements this fiscal year. In 2009, these fees were $-0-.

TAX FEES
We paid aggregate fees of $1,750 and $4,965 for tax compliance, tax advice, and tax planning by our principal accountant for the years ended December 31, 2010 and 2009, respectively. These services consisted of preparing and filing our federal income tax and federal excise tax returns.

ALL OTHER FEES
We paid aggregate fees of $-0- for products and services provided by our principal accountant not otherwise disclosed above. In 2009, we were billed $-0- for these products and services.

PRINCIPAL ACCOUNTANT ENGAGEMENT POLICIES
We do not have an audit committee. We do not have pre-approval policies and procedures for the engagement of our principal accountant. However, the engagement of our principal account was approved by our Board of Directors.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

Exhibit
Number	Exhibit

3.1	Articles of Incorporation (as amended January 30, 2008) (incorporated by reference to our Form 10-K filed on March 18, 2009)
3.2	By-laws of Golden Maple Mining and Leaching Company, Inc. (now Adino Energy Corporation) (incorporated by reference to our Form 10-K filed on March 18, 2009)
10.1	Membership Interest Purchase Agreement (incorporated by reference to our Form 10-Q filed on November 22, 2010)

10.2	Post-Closing Agreement (incorporated by reference to our Form 10-Q filed on November 22, 2010)

10.3	Resolution of the Board of Directors of February 20, 2009 (incorporated by reference to our Form 10-Q filed on August 7, 2009)
10.4	Resolution of the Board of Directors of March 26, 2009 (incorporated by reference to our Form 10-Q filed on August 7, 2009)
10.5	Resolution of the Board of Directors of June 30, 2009 (incorporated by reference to our Form 10-K filed on March 31, 2010)
10.6	Resolution of the Board of Directors of December 30, 2009 (incorporated by reference to our Form 10-K filed on March 31, 2010)
10.7	Resolution of the Board of Directors of February 1, 2010
10.8	Resolution of the Board of Directors of November 24, 2010
14	Code of Business Conduct and Ethics (incorporated by reference to our Form 10-K filed on March 18, 2009)
21	Subsidiaries of the Registrant
31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a) of the Exchange Act
31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(a) of the Exchange Act
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the undersigned has duly caused this Form 10-K to be signed on its behalf by the undersigned, there unto duly authorized, in the City of Houston, Texas on March 31, 2011.

ADINO ENERGY CORPORATION

By: /s/ Timothy G. Byrd, Sr.
Timothy G. Byrd, Sr.
CEO and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Signature	Name and Title	Date

/s/ Sonny Wooley	Chairman of the Board	March 31, 2011
Sonny Wooley	of Directors

/s/ Timothy G. Byrd, Sr.	Chief Executive Officer	March 31, 2011
Timothy G. Byrd, Sr.	and Director

/s/ Shannon W. McAdams, CFA	Chief Financial Officer	March 31, 2011
Shannon W. McAdams, CFA