Form 10-Q
period 2011-03-31
ADINO ENERGY CORP
filed 2011-05-16
CIK 700815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  At May 16, 2011, there were 111,160,232 shares of common stock outstanding.

ITEM 1. FINANCIAL STATEMENTS

ADINO ENERGY CORPORATION
Consolidated Balance Sheets
AS OF MARCH 31, 2011 AND DECEMBER 31, 2010

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS
Cash in bank	$175,575	$282,272
Accounts receivable, net of allowances	11,971	9,615
Deposits and prepaid assets	64,331	64,562
Notes receivable - current portion, net of unamortized discount of $64,830	722,685	703,430
Interest receivable	375,208	375,208
Total current assets	1,349,770	1,435,087

Fixed assets, net of accumulated depreciation of $61,384 and $47,866, respectively	176,667	165,648
Oil and gas properties (full cost method), net of accumulated amortization, depreciation, depletion, and asset impairment
Proved	155,803	155,279
Unproved	122,257	59,060
Goodwill	1,559,240	1,566,379
Discontinued operations - net assets held for sale	-	357,314
Total non-current assets	2,013,967	2,303,680
TOTAL ASSETS	$3,363,737	$3,738,767

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Account payable	$409,392	$413,515
Accounts payable - related party	50,187	47,200
Accrued liabilities	333,762	371,601
Accrued liabilities - related party	858,159	909,960
Contract clawback provision	397,088	337,354
Notes payable - current portion	1,801,946	1,864,251
Interest payable	701,148	660,000
Derivative liability	70,088	103,511
Deferred gain - current portion	391,272	391,272
Discontinued operations - liabilities held for sale	-	44,884
Total current liabilities	5,013,042	5,143,548

Deferred gain, net of current portion	586,924	684,744
Notes payable, net of current portion	704,019	413,845
TOTAL LIABILITIES	6,303,985	6,242,137

STOCKHOLDERS’ DEFICIT
Capital stock, $0.001 par value, 500 million shares authorized, 109,123,412 and 107,260,579 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	109,123	107,260
Additional paid in capital	13,840,173	13,785,442
Retained deficit	(16,889,544)	(16,396,072)
Total stockholders’ deficit	(2,940,248)	(2,503,370)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,363,737	$3,738,767

See accompanying notes to the financial statements

ADINO ENERGY CORPORATION
Consolidated Statements of Operations
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Unaudited)

	Three months ended
	March 31	March 31
	2011	2010

REVENUES
Terminal operations	$456,000	$655,967
Oil and gas operations	30,203	-
Total revenues	486,203	655,967

OPERATING EXPENSES
Cost of product sales	5,450	162,199
Payroll and related expenses	64,353	-
Terminal management	100,290	99,990
General and administrative	163,905	136,186
Legal and professional	114,166	65,901
Consulting fees	231,310	132,215
Repairs	2,990	212
Depreciation expense	17,789	2,542
Operating supplies	2,195	-
Total operating expenses	702,448	599,245

OPERATING GAIN (LOSS)	(216,245)	56,722

OTHER INCOME AND EXPENSES
Interest income	19,555	15,589
Interest expense	(73,655)	(40,264)
Gain from lawsuit	97,820	97,820
Change in fair value of derivative liability	10,829	-
Loss on change in fair value of clawback provision	(59,734)	-
Total other income and expense	(5,185)	73,145

INCOME (LOSS) FROM CONTINUTING OPERATIONS	(221,430)	129,867

DISCONTINUTED OPERATIONS
Loss from operations of Adino Drilling, LLC (including loss on disposal of $252,624 )	(272,042)	-

NET INCOME (LOSS)	$(493,472)	$129,867

Net income (loss) per share, basic and fully diluted	$(0.00)	$0.00
Net income (loss) per share, from discontinued operations	$(0.00)	$0.00
Weighted average shares outstanding, basic and fully diluted	107,685,367	93,582,801

The accompanying notes are an integral part of these financial statements.

ADINO ENERGY CORPORATION
Consolidated Statement of Changes in Stockholders’ Deficit
FOR THE PERIOD ENDED MARCH 31, 2011
(Unaudited)

	Shares	Amount	Additional Paid in Capital	Retained Deficit	Total
Balance December 31, 2010	107,260,579	$107,260	$13,785,442	$(16,396,072)	$(2,503,370)

Shares issued in debt conversion	1,862,833	1,863	54,731	-	56,594

Net loss	-	-	-	(493,472)	(493,472)
Balance March 31, 2011	109,123,412	$109,123	$13,840,173	$(16,889,544)	$(2,940,248)

The accompanying notes are an integral part of these financial statements.

ADINO ENERGY CORPORATION
Consolidated Statements of Cash Flows
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Unaudited)

	March 31, 2011	March 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(493,472)	$129,867
Adjustments to reconcile net income (loss) to net cash (used in) operating activities:
Depreciation, depletion and accretion	31,440	2,542
Amortization of discount on note receivable	(19,255)	(15,572)
Shares issued for services	-	5,700
Amortization of note discount	21,441	-
Change in fair value of derivative liability	(10,829)	-
Loss on change in fair value of clawback provision	59,734	-
Gain on lawsuit settlement	(97,820)	(97,819)
Loss on sale of subsidiary	252,524	-
Change in operating assets and liabilities:
Accounts receivable	(2,356)	(15,756)
Other assets	231	90
Accounts payable and accrued liabilities	6,311	(181,124)
Net cash (used in) operating activities	$(252,051)	$(172,072)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment	(97,973)	-
Net cash (used in) investing activities	$(97,973)	$-

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing on debt	272,500	-
Principal payments on note payable	(32,072)	(2,854)
Net cash provided from (used in) financing activities	$240,428	$(2,854)

Net change in cash and cash equivalents	(109,596)	(174,926)
Cash and cash equivalents, beginning of period	285,171	502,542
Cash and cash equivalents, end of period	$175,575	$327,616

Cash paid for taxes	$-	$-
Cash paid for Interest	$9,571	$832
Non-cash transactions:
Stock issued in debt conversion	$34,000	$-
Derivative liability	$22,594	$-
Revision of asset retirement obligation	$3,669	$-

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

Adino was incorporated under the laws of the State of Montana on August 13, 1981, under the name Golden Maple Mining and Leaching Company, Inc. In 1985, the Company ceased its mining operations and discontinued all business operations in 1990. The Company then acquired Consolidated Medical Management, Inc. (“CMMI”) and kept the CMMI name. The Company initially focused its efforts on the continuation of the business services offered by CMMI. These services focused on the delivery of turn-key management services for the home health industry, predominately in south Louisiana. The Company exited the medical business in December 2000. In August 2001, the Company decided to refocus on the oil and gas industry and in October, 2001 changed its name to Consolidated Minerals Management, Inc. In 2006, we decided to cease our oil and gas activities and focus on becoming a fuel company.

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

After acquisition of the Petro Energy companies, the Company created two wholly owned subsidiaries:  Adino Exploration, LLC (“Adino Exploration”) and Adino Drilling, LLC (“Adino Drilling”).  All oil and gas leases were transferred from the Petro Energy companies to Adino Exploration and future oil and gas exploration acquisitions and activity are to be operated through this company.  The large drilling rig acquired in the Petro Energy transaction and other associated drilling machinery and equipment were transferred to Adino Drilling.

On March 31, 2011, the Company sold the membership shares of Adino Drilling, LLC to a related party.  Under the terms of the agreement, the Company realized a reduction in accrued liability of $100,000 and acquired a $500,000 six year, 5.24% interest note receivable, for a total sale price of $600,000.  The sale resulted in a gain to the Company of $247,376; however the transaction’s related party note of $500,000 is not allowed for reporting purposes, therefore the Company has a reportable loss of $252,624.

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

For the three months ended March 31, 2011 and the year ended December 31, 2010, we had no reserve for doubtful accounts as all of our receivables were collected early in the subsequent period and had no expectation of loss. Management assesses the need for an allowance for doubtful accounts based upon the financial strength of our customers, historical experience with our customers and the aging of the amounts due.

Cash Equivalents
For purposes of reporting cash flows, the Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.  We had no cash equivalents at either March 31, 2011 or December 31, 2010.

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

Asset Retirement Obligation
The Company accounts for its asset retirement obligations by recording the fair value of a liability for an asset retirement obligation recognized for the period in which it was incurred if a reasonable estimate of fair value could be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The increase in carrying value of a property associated with the capitalization of an asset retirement cost is included in proved oil and gas properties in the consolidated balance sheets. The Company depletes the amount added to proved oil and gas property costs. The future cash outflows associated with settling the asset retirement obligation that have been accrued in the accompanying balance sheets are excluded from the ceiling test calculations. The Company also depletes the estimated dismantlement and abandonment costs, net of salvage values, associated with future development activities that have not yet been capitalized as asset retirement obligations. These costs are also included in the ceiling test calculations. Accretion of the asset retirement liability is allocated to operating expense using the discount method.

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

Adino Exploration earns revenue from the sale of oil.  The Company recognizes oil, gas and natural gas condensate revenue in the period of delivery.  Settlement for oil sales occurs 30 days after the oil has been sold; and settlement for gas sales occurs 60 days after the gas has been sold.  The Company recognizes revenue when an arrangement exists, the product or service has been provided, the sales price is fixed or determinable, and collectability is reasonably assured.

Segment Reporting
The Company is required to present segment reporting (also called line of business reporting ) in the financial reports when a reportable segment meets one or more of the following tests: (1) revenue is 10% or more of combined revenue; (2) operating profit is 10% or more of combined operating profit (operating profit excludes unallocable general corporate revenue and expenses, interest expense, and income taxes); or (3) identifiable assets are 10% or more of the combined identifiable assets.. Current guidance requires that financial statements include information about operations in different industries, foreign operations, export sales, major customers, and government contracts. The disclosures provide data useful in evaluating a segment's profit potential and riskiness. A significant segment in the past that is expected to be so again should be reported even though it failed the 10% test in the current year. Segments shall represent a substantial portion (at least 75%) of the company's total revenue to unaffiliated customers. As a matter of practicality, however, no more than 10 segments should be shown. While intersegment sales or transfers are eliminated in consolidated financial statements, they are included for purposes of segment disclosure in determining the 10% and 75% rules. The disclosures are not required for an enterprise that derives 90% or more of its revenues from one industry. The segmental disclosures may be presented in the body of the financial statements, footnotes, or a separate schedule. The disclosure requirements are not applicable to nonpublic companies or in interim reports

With the acquisition of the oil and gas companies discussed in Item 1, the Company had a segment that represented in excess of 10% of identifiable assets.  See Note 19 for segment reporting detail.

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

The Company has granted options and warrants to purchase Adino’s common stock.  These instruments have been valued using the Black-Scholes model.

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

For the quarters ended March 31, 2011 and 2010, Adino evaluated and determined that no impairment was warranted on the fixed assets of the Company.  Additionally, no impairment was required on the oil and gas assets of the Company.  See Notes 9 and 10 for a more thorough discussion of the Company’s fixed assets and oil and gas assets as of March 31, 2011.

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

In December 2010, the FASB issued FASB ASU No. 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts,” which is now codified under FASB ASC Topic 350, “Intangibles — Goodwill and Other.” This ASU provides amendments to Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not goodwill impairment exists. When determining whether it is more likely than not impairment exists, an entity should consider whether there are any adverse qualitative factors, such as a significant deterioration in market conditions, indicating impairment may exist. FASB ASU No. 2010-28 is effective for fiscal years (and interim periods within those years) beginning after December 15, 2010. Early adoption is not permitted. Upon adoption of the amendments, an entity with reporting units having carrying amounts which are zero or negative is required to assess whether it is more likely than not the reporting units’ goodwill is impaired. If the entity determines impairment exists, the entity must perform Step 2 of the goodwill impairment test for that reporting unit or units. Step 2 involves allocating the fair value of the reporting unit to each asset and liability, with the excess being implied goodwill. An impairment loss results if the amount of recorded goodwill exceeds the implied goodwill. Any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of adoption.

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

Based on the evaluations performed by management, there were no indicators of impairment at March 31, 2011 or December 31, 2010.

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

NOTE 3-GOING CONCERN

As of March 31, 2011, the Company has a working capital deficit of $3,663,272 and total stockholders’ deficit of $2,940,248.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern depends upon its ability to obtain funding for its working capital deficit. Of the outstanding current liabilities at March 31, 2011, $391,272 is a non-cash deferred gain on the terminal transaction. See Note 4 for a complete explanation of the deferred settlement gain.  Additionally, $858,159 of the outstanding current liabilities is due to certain officers and directors for prior years’ accrued compensation.  These officers and directors have agreed in writing to postpone payment if necessary, should the Company need capital it would otherwise pay these individuals.  The Company plans to satisfy current year and future cash flow requirements through its fuel terminal storage and oil and gas operations and merger and acquisition opportunities including the expansion of existing business opportunities.  The Company expects these growth opportunities to be financed by a combination of equity and debt capital; however, in the event the Company is unable to obtain additional debt and equity financing, the Company may not be able to continue its operations.

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

Due to the difficult credit markets, the Company was unable to secure financing for the Houston terminal facility and assigned its rights under the terminal purchase option to Lone Star Fuel Storage and Transfer, LLC (“Lone Star”).  Lone Star purchased the terminal from 17617 Aldine Westfield Road, LLC on September 30, 2008.  Lone Star then entered into a five year operating lease with option to purchase with IFL.  The five year lease has monthly rental payments of $30,000, escalating 3% per year.  IFL’s purchase option allows for the terminal to be purchased at any time prior to October 1, 2009 for $7,775,552.  The sale price escalates $1,000,000 per year after this date, through the lease expiration date of September 30, 2013.  The Company recognizes the escalating lease payments on a straight line basis.  As of March 31, 2011, the Company has not exercised its option to purchase the Houston terminal facility.

The Lone Star lease was evaluated and was deemed to be an operating lease.

The transactions that led to the above two leases both resulted in gains to the Company.  The lawsuit settlement just prior to the lease with 17617 Aldine Westfield Road, LLC resulted in a gain to the Company of $1,480,383.  The Company amortized this amount over the life of the capital asset, or 15 years.

At the expiration of the capital lease, September 30, 2008, the above remaining gain of $1,332,345 was rolled into the gain on the sale assignment transaction with Lone Star of $624,047.  The total remaining gain to be amortized as of September 30, 2008 was $1,956,392. This amount is being amortized over the life of the Lone Star operating lease, or 60 months.  The operating lease expires on September 30, 2013.  This treatment is consistent with sale leaseback gain recognition rules.

For each quarter ended March 31, 2011 and 2010, the Company recognized $97,820 in gain on sale/leaseback.

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

A component of the acquisition agreement with PetroGreen Energy and AACM3, LLC gave the former owners of these companies the option to repurchase for $1.00 the assets held by the companies as of July 1, 2010 if the Company’s common stock price fails to reach $0.25 per share within three years of the original acquisition date. This contract clawback provision was valued as a liability at July 1, 2010 at $408,760.

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
After acquisition of the Petro Energy companies, the Company created two wholly owned subsidiaries:  Adino Exploration, LLC (“Adino Exploration”) and Adino Drilling, LLC (“Adino Drilling”).  All oil and gas leases and a portion of the machinery and equipment were transferred from the Petro Energy companies to Adino Exploration and future oil and gas exploration acquisitions and activity are to be operated through this company.  The large drilling rig acquired in the Petro Energy transaction and other associated drilling machinery and equipment were transferred to Adino Drilling.

NOTE 6 – SALE OF ADINO DRILLING, LLC

On March 31, 2011, the Company sold the membership shares of Adino Drilling, LLC to a related party.  Under the terms of the agreement, the Company realized a reduction in accrued liability of $100,000 and acquired a $500,000 six year, 5.24% interest note receivable, for a total sale price of $600,000.  The sale resulted in a gain to the Company of $247,376; however the transaction’s related party note of $500,000 is not allowed for reporting purposes, therefore the Company has a reportable loss of $252,624.  Adino’s management believes that the sale of the drilling rig and associated equipment was in the best interest of the Company and the shareholders.  The rig held by the Company was primarily suited for drilling up to 3,500 feet. The Company is currently drilling shallower wells for which the drilling rig would be uneconomic. The Company has decided to contract with service companies that specialize in shallower wells, thus reducing drilling expense.  The cash flow to be realized from the $500,000 note, accompanied by the decreased related party compensation of $100,000, is expected to increase Adino’s cash flow.

With the sale of Adino Drilling, LLC, the $7,139 of goodwill resulting from the original PetroGreen acquisition, discussed in Note 5 was written off.  The transaction has been accounted for as a discontinued operation.

Below are the asset and liability values for Adino Drilling, LLC at December 31, 2010:

	Assets disposed at March 31, 2011	December 31, 2010

Cash	$100	$2,899
Fixed assets, net of depreciation of $34,837 and $21,186 at March 31, 2011 and December 31, 2010, respectively	350,702	354,415
Total assets	350,802	357,314

Accounts payable	5,317	44,472
Accounts payable - related party	-	412
Total liabilities	5,317	44,884

Net assets - discontinued operations	$345,485	$312,430

NOTE 7 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company valued the Petro Energy acquisition, the current convertible note and warrant derivatives and the Company’s largest asset, goodwill, using Level 3 criterion, shown below. As of March 31, 2011, the valuations resulted in a gain on derivatives of $33,423 and a loss on contract clawback provision of $59,734 for a net loss of $26,311.

March 31, 2011
Description	Level 1	Level 2	Level 3	Total Realized Gain (Loss) due to Valuation at	Total Unrealized Gain (Loss) due to valuation

Goodwill	$-	$-	$1,559,240	$-	$-

Notes payable - derivative	-	-	64,369	30,039	-

Haag warrants - derivative	-	-	5,719	1,631	-

Contract clawback provision	-	-	397,088	(59,734)	-
Total	$-	$-	$2,026,416	$(28,064)	$-

December 31, 2010
Description	Level 1	Level 2	Level 3	Total Realized Gain (Loss) due to Valuation at March 31, 2010	Total Unrealized Gain (Loss) due to valuation

Goodwill	$-	$-	$1,566,379	$-	$-

Asher /BWME notes - derivative	-	-	96,161	-	-

Haag warrants - derivative	-	-	7,350	-	-

Contract clawback provision			337,354	-	-
Total	$-	$-	$2,007,244	$-	$-

At March 31, 2010, the Company had $1,559,240 of goodwill on the balance sheet. There was no gain on loss on valuation for the quarter ended March 31, 2011.

NOTE 8 - NOTES RECEIVABLE / INTEREST RECEIVABLE

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

In addition to the above facts, the note holder provided a separate written confirmation to the Company's auditors at December 31, 2010 of both the note payable and note receivable balances, respectively.

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

Interest accrued on the Sundlun note receivable was $375,208 at March 31, 2011 and December 31, 2010.

A schedule of the balances at March 31, 2011 and December 31, 2010 is as follows:

	March 31, 2011	December 31, 2010

Sundlun, net of unamortized discount of $27,315 and $46,570, respectively	$722,685	$703,430
Less: current portion	(722,685)	(703,430)
Total long-term notes receivable	$-	$-

NOTE 9 – FIXED ASSETS

The following is a summary of this category:

	March 31, 2011	December 31, 2010

Machinery and equipment	$159,263	$138,964
Vehicles	47,427	47,427
Leasehold improvements	28,027	23,789
Office equipment	3,334	3,334
Total assets - continuing operations	238,051	213,514
Less: Accumulated depreciation	(61,384)	(47,866)
Net assets - continuing operations	176,667	165,648
Machinery and equipment - Adino Drilling, LLC, discontinued as of 3/31/2011, net of accumulated depreciation	-	354,415
Total	$176,667	$520,063

On March 31, 2011, the Company sold the membership shares of Adino Drilling, LLC to a related third party.  Adino Drilling, LLC’s assets were machinery and equipment, with a net book value of $350,701 at the time of sale.

The useful life for leasehold improvements is the duration of the lease on the IFL fuel terminal, through September 30, 2013. Machinery and equipment has a useful life of seven years, vehicles’ useful life is five years and office equipment is being depreciated over three years.  Depreciation expense for the quarters ended March 31, 2011 and 2010 was $13,519 and $2,542, respectively.

NOTE 10 - OIL AND GAS PROPERTIES

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

Proved oil and gas properties: As of March 31, 2011, the Company’s Felix Brandt oil and gas leases include eight proved developed producing (PDP) wells and three saltwater disposal wells. According to the reserve analysis conducted by an independent engineering firm, the estimated discounted net cash flow on the Felix Brandt lease was $118,590 as of December 31, 2010. Due to our significant net loss carryforward, we do not expect to pay any federal income taxes on future net revenues provided from the Brandt lease production. Therefore, the pre-tax and after-tax estimate of discounted future net cash flows are both $118,590.

Asset retirement obligation: The Company accounts for its asset retirement obligations by recording the fair value of a liability for an asset retirement obligation recognized in the period in which it was incurred if a reasonable estimate of fair value could be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and allocated to operating expense using a systematic and rational method. During the first quarter of 2011, the Company added an asset retirement liability for the Leonard #1 well, based on the average cost to plug and abandon well of similar type and structure in the area.  The resulting liability of $6,000 was recorded at its present value of $3,669, with an offsetting asset adjustment to asset retirement cost.   As of March 31, 2011 and December 31, 2010, the Company has recorded an asset of $39,490 and $35,821 and related liability of $41,183 and $36,689, respectively. Accretion for the quarter ended March 31, 2011 was $825.

Impairment:  Current guidance requires that  unamortized capitalized costs (less certain adjustments) for each cost center  not exceed the cost ceiling, which is defined as the present value of future net revenues from estimated production of proved oil and gas reserves (plus certain adjustments). If adjusted unamortized costs capitalized within a cost center exceed the cost center ceiling, the excess is charged to expenses and separately disclosed during the period it occurs. The Company evaluated the carrying cost of the applicable oil producing properties and determined that no additional impairment was noted for the quarter ended March 31, 2011.

The oil and gas related asset values at March 31, 2011 and December 31, 2010 were as follows:

	March 31, 2011	December 31, 2010

Tangible drilling costs	$116,903	$116,603
Proved oil and gas properties	71,060	71,060
Asset retirement cost	39,490	35,821
Impairment	(47,481)	(47,481)
Accumulated DD&A	(24,169)	(20,724)
Total	$155,803	$155,279

Depletion:  Depletion, calculated using the units of production method was $3,445 for the quarter ended March 31, 2011.  There was no corresponding expense during the same period in 2010.

NOTE 11 – CONSOLIDATION OF IFL AND GOODWILL

From the period of IFL’s inception to 2005, our ownership percentage in IFL was 60%. Our ownership increased to 80% during 2005 when our 20% partner withdrew from IFL and rescinded its investment. On August 7, 2006, we obtained the remaining 20% interest in IFL from Stuart Sundlun in consideration for a note payable as described in Note 16 below. This transaction was accounted for as a step acquisition. This step acquisition resulted in an additional $1,500,000 of goodwill as the fair value of the net assets acquired was determined by management to be zero and the consideration given as discussed above was the $1,500,000 note.

Additionally, the Company realized $7,139 of goodwill associated with the acquisition of PetroGreen and AACM3, LLC on July 1, 2010.  The Company sold its wholly owned subsidiary, Adino Drilling, LLC as of March 31, 2011 and the goodwill of $7,139 was written off.

Adino evaluated the aggregate goodwill for impairment at December 31, 2010 and has determined that the fair value of the reporting unit exceeds its carrying amount and hence the goodwill is not impaired.

NOTE 12 – ACCRUED LIABILITIES / ACCRUED LIABILITIES –RELATED PARTY

Other liabilities and accrued expenses consisted of the following as of March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010

Accrued accounting and consulting fees	$122,500	$115,000
Customer deposits	110,000	110,000
Property and payroll tax accrual	26,197	76,113
Asset retirement obligation	41,183	36,689
Deferred lease liability	33,882	33,799
Total accrued liabilities	$333,762	$371,601

Accrued salaries-related party	$858,159	$909,960

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

NOTE 13 - NOTES PAYABLE

	March 31, 2011	December 31, 2010

Note payable - Stuart Sundlun, bearing interest of 10% per annum, due August 7, 2011	$1,500,000	$1,500,000
Notes payable - Schwartz group, bearing interest at 6%, due January 9, 2013	272,500	-
Note payable - Gulf Coast Fuels, bearing interest of $25,000	275,000	275,000
Demand note - Perales, non interest bearing, due May 31, 2011	20,000	50,000
Note payable - Asher, bearing interest of 8% per annum, due May 13, 2011, net of discount of $5,365 and $26,807 at March 31, 2011 and December 31, 2010, respectively	18,135	30,693
Notes payable - BWME, bearing interest at 8% per annum, due September 2, 2013	400,000	400,000
Note payable - GMAC, bearing interest of 11.7% per annum with 60 monthly payments of $895, due May 13, 2013	20,330	22,403
Total notes payable	$2,505,965	$2,278,096
Less: current portion	(1,801,946)	(1,864,251)
Long term note payable	$704,019	$413,845

On August 11, 2010, the Company issued a convertible promissory note to Asher Enterprises, Inc., in the amount of $57,500. The note has a maturity date of May 13, 2011 and has an annual interest rate of eight percent (8%) per annum. The holders have the right from and after the date of issuance, and until any time until the note is fully paid, to convert any outstanding and unpaid principal portion of the note, and accrued interest, into fully paid and non-assessable shares of common stock. The note has an initial conversion price of fifty eight percent (58%) of the 3 lowest closing bid prices for the 10 days preceding the conversion date and full reset provision. The note’s convertible feature was valued and resulted in a debt discount of $35,838, which is being amortized over the nine month note life, using the straight line method. In this case, using the straight line method approximates the effective interest method, given the short time to maturity. The Company has the right to redeem the note within 90 days from the date of issuance for 150% of the redemption amount and accrued interest. See Note 16 for a complete discussion of the derivative treatment and accounting of the Asher note.

During the first quarter, 2011, Asher converted $34,000 of the notes into the Company’s common stock, resulting in an issuance of 1,862,833 shares to Asher.  See Note 16 for a detailed description of each conversion.

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

On January 10, 2011, the Company issued convertible promissory notes to investors in the amount of $272,500, to fund drilling activities associated with the recent Petro Energy acquisition. The notes have a maturity date of January 9, 2013, with interest accrued and paid at the option of the holder at an annual interest rate of six percent (6%) per annum. The holders have the right from and after the date of issuance, and until any time until the note is fully paid, to convert any outstanding and unpaid principal portion of the note, and accrued interest, into fully paid and non-assessable shares of common stock. The note has a fixed conversion price of $0.35.

NOTE 14 - CONTRACT CLAWBACK PROVISION

A component of the acquisition agreement with PetroGreen Energy and AACM3, LLC gave the former owners of these companies the option to repurchase for $1.00 the assets held by the companies as of July 1, 2010 if the Company’s common stock price fails to reach $0.25 per share within three years of the original acquisition date. This contract clawback provision was valued at July 1, 2010 at $408,760 and has been revalued at each successive balance sheet date.  The current value of $397,088 at March 31, 2011, resulted in a loss on change in clawback valuation of $59,734.

NOTE 15 – DERIVATIVE LIABILITY

Based on current guidance, the Company concluded that the convertible note payable to Asher referred to in Note 16 was required to be accounted for as a derivative. This guidance requires the Company to bifurcate and separately account for the conversion features of the convertible notes issued as embedded derivatives.

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

The structure of the Asher note caused three other financial instruments held by the Company to be deemed derivatives: The BWME and Schwartz notes and the Haag warrants. All were valued as derivatives as of the date of the Asher note issuance (Haag warrants) or date of issuance (BWME and Schwartz notes) and revalued at December 31, 2010 and March 31, 2011.

Below is detail of the derivative liability balances as of March 31, 2011 and December 31, 2010.

Derivative Liability	December 31, 2010	Additions	(Gain) Loss from valuation	March 31, 2011

Asher note / BWME notes / Schwartz notes	96,161	$20,841	$(52,633)	$64,369

Haag warrants	7,350	-	(1,631)	5,719
Total	103,511	$20,841	$(54,264)	$70,088

The net gain of $33,423 is split between an addition of $22,594 to additional paid-in-capital for the derivative reduction attributable to the Asher note conversions discussed in Notes 13 and 16.  The remaining $10,829 is reflected as gain on derivatives in the statement of operations.

NOTE 16 – STOCK

COMMON STOCK

The Company's common stock has a par value of $0.001. There were 50,000,000 shares authorized as of December 31, 2007.  At the Company’s January 2008 shareholder meeting, the shareholders voted to increase the authorized common stock to 500,000,000 shares.  As of December 31, 2010, the Company had 107,260,579 shares issued and outstanding.

On February 22, 2011, Asher Enterprises converted $10,000 of its note into 465,116 shares of the Company’s common stock. The conversion resulted in a reduction of additional paid-in-capital of $6,648 due to the reduction of the associated derivative liability.

On March 8, 2011, Asher Enterprises converted $12,000 of its note into 603,015 shares of the Company’s common stock. The conversion resulted in a reduction of additional paid-in-capital of $7,959 due to the reduction of the associated derivative liability.

On March 22, 2011, Asher Enterprises converted $12,000 of its note into 794,702 shares of the Company’s common stock. The conversion resulted in a reduction of additional paid-in-capital of $7,987 due to the reduction of the associated derivative liability.

All note conversions were within the terms of the agreement.

As a result of the above common stock issuances, there were 109,123,412 shares issued and outstanding as of March 31, 2011.

PREFERRED STOCK

In 1998, the Company amended its articles to authorize Preferred Stock. There are 20,000,000 shares authorized of Preferred Stock with a par value of $0.001. The shares are non-voting and non-redeemable by the Company. The Company further designated five series of its Preferred Stock: "Series 'A' $12.50 Preferred Stock" (2,159,193 shares authorized), "Series "A" $8.00 Preferred Stock," (1,079,957 shares authorized), Class “B” Preferred Stock Series 1 (666,660 shares authorized), Class “B” Preferred Stock Series 2 (666,660 shares authorized), and Class “B” Preferred Stock Series 3 (666,680 shares authorized). As of March 31, 2011 and December 31, 2009, there are no shares of Preferred Stock issued and outstanding.

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

NOTE 17 – EARNINGS PER SHARE

The table below sets forth the computation of basic and diluted net income (loss) per share for the three months ended March 31, 2011 and 2010.

	For the three months ended March 31,
	2011	2010
Numerator:
Basic net income	$(493,472)	$129,867
Diluted net income (loss)	$(493,472)	$129,867

Denominator:
Basic weighted average common shares outstanding	107,685,367	93,582,801
Effect of dilutive securities
Convertible note	1,049,700	0
Dilutive weighted average common shares outstanding	108,735,067	93,582,801
Basic net income (loss) per share	$(0.00)	$0.00
Diluted net income (loss) per share	$(0.00)	$0.00
Net income (loss) per share from discontinued operations	$(0.00)	$0.00

As of March 31, 2011, Adino had 109,123,412 shares outstanding, with no shares payable outstanding. The Company uses the treasury stock method to determine whether any outstanding options or warrants are to be included in the diluted earnings per share calculation.

As of both March 31, 2011 and March 31, 2010, Adino had 1,000,000 earned options outstanding to employees and consultants, exercisable between $0.10 to $0.35 each.  Using an average share price for the three months ended March 31, 2011 and 2010 of $0.039 and $0.01 respectively, the options resulted in no additional dilution to the Company.

The Company calculated the dilutive effect of the convertibility of the Asher note, resulting in additional weighted average share additions of 1,049,700 for the three months ended March 31, 2011. The effect on earnings per share from the Company’s BWME convertible notes was excluded from the diluted weighted average shares outstanding because the conversion of these instruments would have been non-dilutive since the strike price is above the market price for our stock.  There were no dilutive note instruments in place at March 31, 2010.

The dilutive effect of convertible instruments on earnings per share is not presented in the consolidated statements of operations for periods with a net loss.

NOTE 18 – CONCENTRATIONS

The following table sets forth the amount and percentage of revenue from those customers that accounted for at least 10% of revenues for the three months ended March 31, 2011 and 2010.

	Three months ended		Three months ended
	March 31, 2011%		March 31, 2010%

Customer A	$-	0%	$13,402	2%

Customer B	$456,000	100%	$300,000	46%

Customer C	$-	0%	$102,795	16%

Customer D	$-	0%	$61,110	9%

Customer E	$-	0%	$178,419	27%

 The Company had no outstanding customer receivables at March 31, 2011 or December 31, 2010.

NOTE 19 – SEGMENT REPORTING

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

Revenue:
The new oil and gas segment experienced minimal revenues during 2010, with only 6 months of ownership in the mature oilfield assets.  The Company experienced significant expenses in subsidiary origination, office set-up, hiring of employees and the well workover program.  The net income of the combined oil and gas segment for the quarter ended March 31, 2011 is as follows:

For the three months ended
March 31, 2011
Revenues	$30,203

Production and lease operating expenses	140,476
Revenue sharing royalties	5,450
Impairment of oil and natural gas properties	-
Accretion of asset retirement obligation	825
Depreciation, depletion and amortization	22,442
Total costs	169,193

Pretax income (loss) from producing activities	(138,990)
Income tax expense	–
Results of oil and natural gas producing activities
(excluding overhead and interest costs)	$(138,990)

There were no corresponding revenue or expenses for the three months ended March 31, 2010, as the oil and gas operations were acquired on July 1, 2010.

Although the revenues generated from the oil and gas operations were not material to the Company as a whole, management anticipates increased revenues and stabilized expenses for 2011, primarily based on full year reporting, current lease development plans and operational efficiencies.

Assets
Total Company assets at March 31, 2011 and December 31, 2010 were $3,363,737 and $3,738,767, respectively.  The oil and gas acquisition substantially added to the Company’s asset base. At March 31, 2011 and December 31, 2010, total net oil and gas assets were $427,260 and $719,950 or 12.7% and 19.3% of the totals, respectively.

As of March 31, 2011, the Company sold Adino Drilling, LLC, resulting in a decrease in machinery and equipment of $350,702, net of depreciation.

	March 31, 2011	December 31, 2010

Machinery and equipment, net of depreciation	$144,968	$505,611
Leasehold improvements, net of depreciation	4,232	-
Oil and gas properties: proved, net of depletion and impairment	116,313	119,458
Oil and gas properties: unproved	122,257	59,060
Asset retirement cost	39,490	35,821
Total net oil and gas assets	$427,260	$719,950

NOTE 20 – SUBSEQUENT EVENTS

During April 2011, Asher converted the remaining note payable of $23,500 into 2,036,820 shares of the Company’s common stock. These conversions extinguished the derivative liability associated with the note and tainted instruments.  See Notes 13 and 15 for additional discussion.

There were no additional subsequent events through May 16, 2011, the date the financial statements were issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited consolidated interim financial statements and related notes thereto included in this quarterly report and in our audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contained in our Form 10-K for the year ended December 31, 2010. Certain statements in the following MD&A are forward looking statements. Words such as "expects", "anticipates", "estimates" and similar expressions are intended to identify forward looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected.

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

On March 31, 2011, the Company sold the membership shares of Adino Drilling, LLC to a related party.  Under the terms of the agreement, the Company realized a reduction in accrued liability of $100,000 and acquired a $500,000 six year, 5.24% interest note receivable, for a total sale price of $600,000.  The sale resulted in a gain to the Company of $247,376; however the transaction’s related party note of $500,000 is not allowed for reporting purposes, therefore the Company has a reportable loss of $$252,624.  Adino’s management believes that the sale of the drilling rig and associated equipment was in the best interest of the Company and the shareholders.  The rig held by the Company was primarily suited for drilling up to 3,500 feet. The Company is currently drilling shallower wells for which the drilling rig would be uneconomic. The Company has decided to contract with service companies that specialize in shallower wells, thus reducing drilling expense.  The cash flow to be realized from the $500,000 note, accompanied by the decreased related party compensation of $100,000, is expected to increase Adino’s cash flow.

The Company believes that the new emphasis on oil and gas exploration will be promising.

Fuel Storage Operations

The Company’s wholly-owned subsidiary, IFL, continues to lease the terminal at 17617 Aldine Westfield Road, Houston, Texas from Lone Star Fuel Storage and Transport, LLC (“Lone Star”).  Utilizing a fuel storage and throughput model, revenues continue to remain strong. During the first quarter of 2011, IFL provided 93.8% of the Company’s revenue.

RESULTS OF OPERATIONS

Revenue: The Company’s revenues were $486,203 and $655,967 for the three months ended March 31, 2011 and 2010, respectively. The Company’s main revenue source was its wholly owned subsidiary, IFL.  IFL had multiple customers during the first quarter 2010.  In May 2010, IFL management negotiated a long term contract with a regional fuel supplier to be the primary customer of the Houston terminal. The new arrangement allows for consistent revenues over the long term and does not include revenues for fuel additives, thus decreasing revenue since the May 2010 contract signing.

The Company’s acquisition of the oil and gas leases during July, 2010 and the subsequent drilling operations contributed $30,203 in revenue during the first quarter of 2011.  There are no comparable revenues for 2010.

Cost of Product Sales:  As customers take their fuel from the IFL terminal, certain fuel additives must be mixed with the diesel to comply with state and federal regulations.  In order to decrease product cost volatility and improve operational efficiency, IFL contracted with a third party fuel additive provider for all fuel additives through April 2010.  The new Houston terminal customer contract begun in May 2010 does not require that IFL provide additive services. Therefore, the Company realized a decrease in product sales expense of $156,749 or 97%, for 2011. Total expense for the quarter ended March 31, 2011 was $5,450, compared to $162,199 for the same period, 2010.

Payroll and Related Expenses:  With the addition of Adino Exploration, the Company has hired several employees to operate the leases owned by the Company.  Additionally, the Company has added payroll for one employee at its corporate office. These employee additions result in payroll expense of $64,353 for the three months ended March 31, 2011. There is no expense for the similar reporting periods in 2010.

Terminal Management:  The Company has outsourced its terminal operations since July 2007.  The monthly contract includes employee salaries and benefits, terminal operational expenses, minor repairs, maintenance, insurance and other ancillary operating expenses.  Terminal management expense at March 31, 2011 was $100,290, relatively consistent with the expense incurred in 2010 of $99,990.  Management is encouraged by the success of this alliance and plans to utilize the terminal management model in any future terminal acquisitions.

General and Administrative: The Company’s expense for the three months ended March 31, 2011 was $163,905 or a 20% increase over the expense of $136,186 for the same period in 2010. General and administrative expense is primarily rent expense paid on the IFL terminal to Lone Star, currently $31,855 per month. In July 2010, the Company set up an office in Coleman, Texas to facilitate the development of its oil and gas leases, resulting in additional office and administrative expense of $18,455 and $8,048 in insurance expenses for the three months ended March 31, 2011.

Legal and Professional:  Legal and professional expense was $114,166 and $65,901 for the quarters ended March 31, 2011 and 2010, respectively. The increase of $48,265 is primarily due to increased legal expense related to the lawsuit involving G J Capital. See Note 18 of the Company’s financial statements for additional discussion regarding the Company’s suit with G J Capital.

Consulting Expense:  The Company’s consulting expenses were $231,310 and $132,215 for the quarters ended March 31, 2011 and 2010, respectively, an increase of $99,095 or 75%.  The Company has increased expenses within Adino Exploration and Adino Drilling for engineering and geological reports and for operations management.

Depreciation Expense: Depreciation expense was $26,035 and $2,542 for the quarters ended March 31, 2011 and 2010, respectively. The increase of $23,493 is due to the addition of machinery and equipment through the Petro Energy acquisition and $825 in asset retirement accretion. The March 31, 2011 amount includes depreciation expense of $13,651 from its discontinued operation, Adino Drilling, LLC.  See Notes 9 and 10 of the Company’s financial statements for additional information regarding these assets and the corresponding depreciation.

Operating Supplies: Supplies expense was $2,195 for the quarter ended March 31, 2011.  The Company did not have similar operating supplies expense in 2010 prior to the Petro Energy acquisition. The Company’s supplies expense related to its oil lease workover and waterflood projects in Coleman, Texas.

Interest Income:  Interest income remained relatively consistent at $19,555 and $15,589 for the three months ended March 31, 2011 and 2010, respectively. The Company has agreed to an amendment on the $750,000 note receivable with Mr. Sundlun.  This amendment extends the maturity date of the note to August 2011 at no additional interest past the original maturity date of November 6, 2008.  Due to the lack of interest expense, the Company recognized a discount on the note and amortizes that discount through the note’s maturity date.

Interest Expense:  Interest expense was $73,655 and $40,264 for the three months ended March 31, 2011 and 2010, respectively, an increase of $33,391 or 83%. During the third quarter of 2010, the Company closed two separate financings, each resulting in 8% annual interest to the Company. The Company closed additional financing with the Schwartz group in January 2011 at an annual interest rate of 6%.  Interest expense consistent between 2010 and 2011 are for the notes to Mr. Sundlun and vehicle financing. See Note 16 of the Company’s financial statements for additional information regarding this interest expense

Gain from Lawsuit / Sale Leaseback:  The lawsuit settlement on March 23, 2007 resulted in a gain to the Company of $1,480,383.  The transaction was deemed to be a sale/leaseback and therefore the gain was recognized over the life of the capitalized asset, 15 years.

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

Gain on Derivative: The Company entered into a promissory note that permits conversion of the note into shares of the Company’s common stock at a discount to the market price. This discount to market conversion feature is treated as a derivative for accounting purposes. This note also caused three other financial instruments held by the Company to be considered derivatives. The Company has calculated the change in value of those instruments for the quarter ended March 31, 2011 for a gain of $10,829. See Note 15 of the Company’s financial statements for a more thorough discussion of this gain. There is no gain or loss for the similar reporting periods in 2010.

Loss on Change in Fair Value of Clawback: A component of the Petro Energy acquisition agreement gave the former owners of these companies the option to repurchase for $1.00 the assets held by the companies as of July 1, 2010 if the Company’s common stock price fails to reach $0.25 per share within three years of the original acquisition date. This contract clawback provision was valued at July 1, 2010 at $408,760.  On December 31, 2010, the clawback was valued at $337,354 and was revalued at March 31, 2011 at $397,088, resulting in a loss on change in clawback valuation of $59,734 at March 31, 2011.

Net Income/Loss: The Company had net loss of $493,472 and net income of $129,867 for the three months ended March 31, 2011 and 2010, respectively. For the quarter ended March 31, 2011, the Company experienced an operating loss of $216,245, compared to operating income of $56,722 for the same period, 2010. This increased loss was primarily due to higher legal and consulting expenses, as well as increased payroll and depreciation expenses for the Company’s oil and gas subsidiaries. The Company sold its wholly owned subsidiary, Adino Drilling, LLC, at March 31, 2011, resulting in a loss from discontinued operations of $272,042.  See Note 6 for a more thorough discussion of the sale.

CAPITAL RESOURCES AND LIQUIDITY

As of March 31, 2011, our cash and cash equivalents were $175,575, compared to $285,171(including $2,899 from discontinued operations) at December 31, 2010.  The Company’s liquidity decreased in the first quarter due to increased legal and consulting expenses.

In order to provide additional financing to drill and complete the wells on the leases that we acquired in the Petro Energy transaction, we issued several convertible promissory notes to a group of investors for an aggregate amount of $272,500 in January 2011. These notes bear interest at the annual rate of 6% and are convertible into Adino common stock at the rate of $0.35 per share.

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

Our working capital deficit at March 31, 2011 was $3,663,272 compared to $3,708,461 at December 31, 2010. The Company believes that the current cash flow and planned increase in operations are adequate to satisfy the working capital deficit.  Certain officers and directors have agreed in writing to postpone payment if necessary should the Company need capital it would otherwise pay these individuals. Lastly, the Company plans to grow through merger and acquisition opportunities including the expansion of existing business opportunities. The Company expects these growth opportunities to be financed through a combination of equity and debt capital; however, in the event the Company is unable to obtain additional debt and equity financing, the Company may not be able to pursue these opportunities or continue its operations.

For the three months ended March 31, 2011, cash used by operating activities was $252,051 compared to cash used by operating activities of $172,072 for the three months ended March 31, 2010.

The Company incurred capital expenditures of $97,973 in the quarter ended March 31, 2011 to develop its recently acquired oil and gas leases. We were able to secure debt financing at reasonable rates for these expenditures. The Company foresees additional capital expenditures of $360,000 over the next twelve months in order to develop these properties. We do not know at this time whether we will be able to secure financing for these expenditures, and if so, the rates and terms applicable to this financing may exceed our current financing rates.

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

Changes in internal controls. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2011 that have materially affected or are reasonably likely to materially affect internal control over financial reporting.

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

This case was set for trial in April 2011, but it was continued to later in 2011.  The Company maintains the original contract amount of $275,000 as a liability, but believes it will prevail in the suit.

 Roy J. Holland, et. al. v. Alejandro Perales and AACM3 LLC d/b/a Petro 2000

On September 16, 2009, a group of investors filed suit against Petro 2000 and Alejandro Perales, the former managing member of the Company’s recently acquired PetroGreen and Petro 2000 subsidiaries, in the 340 th Judicial District Court of Tom Green County, Texas under Cause No. C-09-1136-C. The investors allege that they invested in several oil and gas leases in Brown County, Texas but that the leases expired. The investors also allege that Perales has failed to operate the leases as a reasonably prudent operator. The suit alleges claims of breach of contract, fraud, and conversion against Perales and Petro 2000. The suit seeks unspecified damages plus the removal of Petro 2000 and Perales as operators.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In January 2011, we issued several convertible promissory notes to a group of investors for an aggregate amount of $272,500. These notes bear interest at the annual rate of 6% and are convertible into Adino common stock at the rate of $0.35 per share.

On February 22, 2011, Asher Enterprises converted $10,000 of its note into 465,116 shares of the Company’s common stock. The conversion resulted in an expense to the Company of $10,069 based on the stock’s market price on the date of conversion.

On March 8, 2011, Asher Enterprises converted $12,000 of its note into 603,015 shares of the Company’s common stock. The conversion resulted in an expense to the Company of $3,077 based on the stock’s market price on the date of conversion.

On March 22, 2011, Asher Enterprises converted $12,000 of its note into 794,702 shares of the Company’s common stock. The conversion resulted in an expense to the Company of $10,530 based on the stock’s market price on the date of conversion.

The Company claims an exemption from registration of the above offerings based upon Section 4(2) of the Securities Act given the limited number of offerees and the sophistication of the purchasers in financial matters and familiarity with the Company’s business.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following documents are filed as part of this report:

Exhibit
Number	Exhibit

3.1	Articles of Incorporation (as amended January 30, 2008) (incorporated by reference to our Form 10-K filed on March 18, 2009)
3.2	By-laws of Golden Maple Mining and Leaching Company, Inc. (now Adino Energy Corporation) (incorporated by reference to our Form 10-K filed on March 18, 2009)
10.1	Terminaling Services Agreement for Commingled Products
10.2	Amendment to Terminaling Agreement
10.3	Lease with Lone Star Fuel Storage and Transfer, LLC (incorporated by reference to our Form 10-K filed on March 18, 2009)
10.4	Resolution of the Board of Directors of February 20, 2009 (incorporated by reference to our Form 10-Q filed on August 7, 2009)
10.5	Resolution of the Board of Directors of March 26, 2009 (incorporated by reference to our Form 10-Q filed on August 7, 2009)
10.6	Resolution of the Board of Directors of June 30, 2009 (incorporated by reference to our Form 10-Q filed on November 10, 2009)
10.7	Resolution of the Board of Directors of December 30, 2009 (incorporated by reference to our Form 10-Q filed on November 10, 2009)
10.8	Membership Interest Purchase Agreement (incorporated by reference to our Form 10-K filed on April 1, 2011)
10.9	Post-Closing Agreement (incorporated by reference to our Form 10-K filed on April 1, 2011)
14	Code of Business Conduct and Ethics (incorporated by reference to our Form 10-K filed on March 18, 2009)
31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a) of the Exchange Act
31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(a) of the Exchange Act
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the undersigned has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

ADINO ENERGY CORPORATION

By:	/s/ Timothy G. Byrd, Sr.
Timothy G. Byrd, Sr.
CEO and Director
May 16, 2011