Form 10-Q
period 2011-06-30
ADINO ENERGY CORP
filed 2011-08-15
CIK 700815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  At August 15, 2011, there were 121,910,232 shares of common stock outstanding.

ITEM 1. FINANCIAL STATEMENTS

ADINO ENERGY CORPORATION
Consolidated Balance Sheets
AS OF JUNE 30, 2011 AND DECEMBER 31, 2010

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Cash in bank	$141,945	$282,272
Accounts receivable	58,252	9,615
Deposits and prepaid assets	67,402	64,562
Notes receivable - current portion, net of unamortized discount of $7,011and $46,570, respectively	742,989	703,430
Interest receivable	375,208	375,208
Total current assets	1,385,796	1,435,087

Fixed assets, net of accumulated depreciation of $70,001 and $47,866, respectively	181,786	165,648
Oil and gas properties (full cost method), net of accumulated amortization, depreciation, depletion, and asset impairment
Proved	408,203	155,279
Unproved	1,080	59,060
Goodwill	1,559,240	1,566,379
Discontinued operations - net assets held for sale	-	357,314
Total non-current assets	2,150,309	2,303,680
TOTAL ASSETS	$3,536,105	$3,738,767

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Account payable	$456,595	$413,515
Accounts payable - related party	52,042	47,200
Accrued liabilities	364,226	371,601
Accrued liabilities - related party	902,159	909,960
Contract clawback provision	338,050	337,354
Notes payable - current portion	1,847,753	1,864,251
Interest payable	750,713	660,000
Derivative liability	120,158	103,511
Deferred gain - current portion	391,272	391,272
Discontinued operations - liabilities held for sale	-	44,884
Total current liabilities	5,222,968	5,143,548

Deferred gain, net of current portion	489,104	684,744
Notes payable, net of current portion	681,640	413,845
TOTAL LIABILITIES	6,393,712	6,242,137

STOCKHOLDERS’ DEFICIT
Capital stock, $0.001 par value, 500 million shares authorized, 111,160,132 and 107,260,579 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	111,160	107,260
Additional paid in capital	13,877,586	13,785,442
Retained deficit	(16,846,353)	(16,396,072)
Total stockholders’ deficit	(2,857,607)	(2,503,370)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,536,105	$3,738,767

See accompanying notes to the financial statements

ADINO ENERGY CORPORATION
Consolidated Statements of Operations
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Unaudited)

	Three months ended		Six months ended
	June 30	June 30	June 30	June 30
	2011	2010	2011	2010

REVENUES AND GROSS MARGINS
Terminal operations	$506,000	$466,699	$962,000	$1,122,666
Oil and gas operations	91,255	-	121,458	-
Total revenues	597,255	466,699	1,083,458	1,122,666

OPERATING EXPENSES
Cost of product sales	15,193	67,916	20,643	230,115
Payroll and related expenses	47,708	-	112,061	-
Terminal management	100,290	99,990	200,580	199,980
General and administrative	185,227	182,442	349,132	318,628
Legal and professional	77,061	49,096	191,227	114,997
Consulting fees	195,658	183,716	426,968	315,931
Repairs	-	6,151	2,205	6,363
Depreciation expense	26,612	2,543	44,401	5,085

Operating supplies	2,172	-	5,152	-
Total operating expenses	649,921	591,854	1,352,369	1,191,099

OPERATING LOSS	(52,666)	(125,155)	(268,911)	(68,433)

OTHER INCOME AND EXPENSES
Interest income	20,352	16,456	39,865	32,045
Interest expense	(63,207)	(40,208)	(136,832)	(80,472)
Gain (loss) on debt conversion	(18,989)	-	(18,989)	-
Gain from lawsuit/sale leaseback	97,819	97,819	195,639	195,639
Gain (loss) on derivative	(18,104)	-	(7,275)	-
Gain or loss on change in fair value of clawback	59,038	-	(696)	-
Other income (expense)	(42)	-	-	-
Total other income and expense	95,857	74,067	90,672	147,212

INCOME (LOSS) FROM CONTINUING OPERATIONS	$43,191	$(51,088)	$(190,867)	$78,779

DISCONTINUED OPERATIONS
Loss from operations of discontinued Adino Drilling, LLC	-	-	(272,042)	-

NET INCOME (LOSS)	$43,191	$(51,088)	$(450,281)	$78,779

Net income (loss) per share, basic	$0.00	$(0.00)	$(0.00)	$0.00

Net income per share, fully diluted	0.00	(0.00)	(0.00)	0.00

Weighted average shares outstanding, basic	110,998,850	93,760,579	109,351,262	93,672,181
Weighted average shares outstanding, fully diluted	117,377,002	93,760,579	109,351,262	93,672,181

The accompanying notes are an integral part of these financial statements.

ADINO ENERGY CORPORATION
Consolidated Statement of Changes in Stockholders’ Deficit
FOR THE PERIOD ENDED JUNE 30, 2011
(Unaudited)

	Shares	Amount	Additional Paid in Capital	Retained Deficit	Total
Balance December 31, 2010	107,260,579	$107,260	$13,785,442	$(16,396,072)	$(2,503,370)

Shares issued in debt conversion	3,899,653	3,900	53,600	-	57,500

Derivative settlement – Q1	-	-	22,594	-	22,594

Derivative settlement – Q2	-	-	15,950	-	15,950

Net income	-	-	-	(450,281)	(450,281)

Balance June 30, 2011	111,160,232	$111,160	$13,877,586	$(16,846,353)	$(2,857,607)

The accompanying notes are an integral part of these financial statements.

ADINO ENERGY CORPORATION
Consolidated Statements of Cash Flows
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Unaudited)

	June 30, 2011	June 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(450,281)	$78,779
Adjustments to reconcile net income (loss) to net cash (used in) operating activities:
Depreciation, depletion and accretion	58,052	5,085
Amortization of discount on note receivable	(39,559)	(31,993)
Shares issued for services	-	5,700
Amortization of note discount	32,405	-
Change in fair value of derivative liability	7,275	-
Loss on change in fair value of clawback provision	696	-
Gain on lawsuit settlement	(195,640)	(195,639)
Loss on sale of subsidiary	252,524	-
Change in operating assets and liabilities:
Accounts receivable	(48,637)	65,280
Other assets	(2,840)	(5)
Accounts payable and accrued liabilities	178,490	(196,541)
Net cash (used in) operating activities	$(207,515)	$(269,334)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment	(260,019)	-
Net cash (used in) investing activities	$(260,019)	$-

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing on debt	378,500	-
Principal payments on note payable	(54,192)	(7,744)
Net cash provided from (used in) financing activities	$324,308	$(7,744)

Net change in cash and cash equivalents	(143,226)	(277,078)
Cash and cash equivalents, beginning of period	285,171	502,542
Cash and cash equivalents, end of period	$141,945	$225,464

Cash paid for taxes	$-	$-
Cash paid for interest	$10,268	$14,754

Non-cash transactions:
Stock issued in debt conversion	$57,500	$-
Derivative liability	$47,916	$-
Derivative settlement	$38,544	$-
Revision of asset retirement obligation	$3,669	$-

The accompanying notes are an integral part of these financial statements.

ADINO ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - ORGANIZATION

Adino Energy Corporation ("Adino", “we” or the "Company"), is an emerging oil and gas exploration and production company focused on mature oilfield assets with significant redevelopment, work-over and enhanced oil recovery (EOR) potential. The Company also leases and operates a fuel terminal in Houston, Texas.

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

As of July 1, 2010, the Company acquired PetroGreen Energy LLC, a Nevada limited liability company, and AACM3, LLC, a Texas limited liability company d/b/a Petro 2000 Exploration Co. (together "Petro Energy"). Petro Energy is a licensed Texas oilfield operator currently operating 14 wells on two leases covering approximately 300 acres in Coleman County, Texas. Petro Energy also owned a drilling rig, two service rigs and associated tools and equipment. The Company also acquired the operator license held by the principal of Petro Energy.

After the acquisition of Petro Energy, the Company created two wholly owned subsidiaries:  Adino Exploration, LLC (“Adino Exploration”) and Adino Drilling, LLC (“Adino Drilling”).  All oil and gas leases were transferred from the Petro Energy companies to Adino Exploration and future oil and gas exploration acquisitions and activity are to be operated through this company.  The large drilling rig acquired in the Petro Energy transaction and other associated drilling machinery and equipment were transferred to Adino Drilling.

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

For the six months ended June 30, 2011 and the year ended December 31, 2010, we had no reserve for doubtful accounts as all of our receivables were collected early in the subsequent period and had no expectation of loss. Management assesses the need for an allowance for doubtful accounts based upon the financial strength of our customers, historical experience with our customers and the aging of the amounts due.

Cash Equivalents
For purposes of reporting cash flows, the Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.  We had no cash equivalents at either June 30, 2011 or December 31, 2010.

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

The Company has performed an analysis and determined that gross revenue reporting is appropriate, since (1) the Company is the primary obligor in the transaction (2) the Company has latitude in establishing price and (3) the Company provides the product and performs part of the service.

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

Segment Reporting
The Company is required to present segment reporting (also called line of business reporting) in its financial reports when a reportable segment meets one or more of the following tests: (1) revenue is 10% or more of combined revenue; (2) operating profit is 10% or more of combined operating profit (operating profit excludes unallocable general corporate revenue and expenses, interest expense, and income taxes); or (3) identifiable assets are 10% or more of the combined identifiable assets.. Current guidance requires that financial statements include information about operations in different industries, foreign operations, export sales, major customers, and government contracts. The disclosures provide data useful in evaluating a segment's profit potential and riskiness. A significant segment in the past that is expected to be so again should be reported even though it failed the 10% test in the current year. Segments must represent a substantial portion (at least 75%) of the company's total revenue to unaffiliated customers. As a matter of practicality, however, no more than 10 segments should be shown. While intersegment sales or transfers are eliminated in consolidated financial statements, they are included for purposes of segment disclosure in determining the 10% and 75% rules. The disclosures are not required for an enterprise that derives 90% or more of its revenues from one industry. The segmental disclosures may be presented in the body of the financial statements, footnotes, or a separate schedule.

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

Income (Loss) Per Share
Current guidance requires earnings per share (“EPS”) to be computed and reported as both basic EPS and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income by the weighted average number of common shares and dilutive common stock equivalents (convertible notes and interest on the notes, stock awards and stock options) outstanding during the period. Dilutive EPS reflects the potential dilution that could occur if options to purchase common stock were exercised for shares of common stock.   The dilutive effect of convertible instruments on earnings per share is not presented in the consolidated statements of operations for periods with a net loss.

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

For the quarters ended June 30, 2011 and 2010, Adino evaluated and determined that no impairment was warranted on the fixed assets of the Company.  Additionally, no impairment was required on the oil and gas assets of the Company.  There was no change to the impairment analysis performed at the December 31, 2010 audit and no indicators of impairment at the review.  See Notes 9 and 10 for a more thorough discussion of the Company’s fixed assets and oil and gas assets as of June 30, 2011.

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

Based on the evaluations performed by management, there were no indicators of impairment at June 30, 2011 or December 31, 2010.

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

NOTE 3-GOING CONCERN

As of June 30, 2011, the Company has a working capital deficit of $3,837,172 and total stockholders’ deficit of $2,857,607.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern depends upon its ability to obtain funding for its working capital deficit. Of the outstanding current liabilities at June 30, 2011, $391,272 is a non-cash deferred gain on the terminal transaction. See Note 4 for a complete explanation of the deferred settlement gain.  Additionally, $902,159 of the outstanding current liabilities is due to certain officers and directors for prior years’ accrued compensation.  These officers and directors have agreed in writing to postpone payment if necessary, should the Company need capital it would otherwise pay these individuals.  The Company plans to satisfy current year and future cash flow requirements through its fuel terminal storage and oil and gas operations and merger and acquisition opportunities including the expansion of existing business opportunities.  The Company expects these growth opportunities to be financed by a combination of equity and debt capital; however, in the event the Company is unable to obtain additional debt and equity financing, the Company may not be able to continue its operations.

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

Due to the difficult credit markets, the Company was unable to secure financing for the Houston terminal facility and assigned its rights under the terminal purchase option to Lone Star Fuel Storage and Transfer, LLC (“Lone Star”).  Lone Star purchased the terminal from 17617 Aldine Westfield Road, LLC on September 30, 2008.  Lone Star then entered into a five year operating lease with option to purchase with IFL.  The five year lease has monthly rental payments of $30,000, escalating 3% per year.  IFL’s purchase option allows for the terminal to be purchased at any time prior to October 1, 2009 for $7,775,552.  The sale price escalates $1,000,000 per year after this date, through the lease expiration date of September 30, 2013.  The Company recognizes the escalating lease payments on a straight line basis.  As of June 30, 2011, the Company has not exercised its option to purchase the Houston terminal facility.

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

For each quarter ended June 30, 2011 and 2010, the Company recognized $195,639 in gain on sale/leaseback.

 NOTE 5 – PETRO ENERGY ACQUISITION PURCHASE PRICE ALLOCATION

The Company’s acquisition of Petro Energy (see Note 1) included operating wells and fixed assets. The transaction, treated as a business combination, was valued under current guidance using fair value methods. To arrive at the acquired asset’s fair value, the valuation considered the value to be the price, in cash or equivalent, that a buyer could reasonably be expected to pay, and a seller could reasonably be expected to accept, if the business were exposed for sale on the open market for a reasonable period of time, with both buyer and seller being in possession of the pertinent facts and neither being under any compulsion to act.

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

After acquisition of the Petro Energy companies, the Company created two wholly owned subsidiaries:  Adino Exploration, LLC (“Adino Exploration”) and Adino Drilling, LLC (“Adino Drilling”).  All oil and gas leases and a portion of the machinery and equipment were transferred from the Petro Energy companies to Adino Exploration and future oil and gas exploration acquisitions and activity are to be operated through this company.  The large drilling rig acquired in the Petro Energy transaction and other associated drilling machinery and equipment was transferred to Adino Drilling.

NOTE 6 – SALE OF ADINO DRILLING, LLC

On March 31, 2011, the Company sold the membership shares of Adino Drilling, LLC to a related party.  Under the terms of the agreement, the Company realized a reduction in accrued liability of $100,000 and acquired a $500,000 six year, 5.24% interest note receivable, for a total sale price of $600,000.  The sale resulted in a gain to the Company of $247,376; however the transaction’s related party note of $500,000 is not allowed for reporting purposes, and therefore the Company realized a reportable loss of $252,624.  Adino’s management believes that the sale of the drilling rig and associated equipment was in the best interest of the Company and the shareholders.  The rig held by the Company was primarily suited for drilling up to 3,500 feet. However, the Company is currently drilling shallower wells. This large rig would be uneconomical for drilling smaller wells. The Company has decided to contract with service companies that specialize in shallower wells, thus reducing drilling expense.  The cash flow to be realized from the $500,000 note, accompanied by the decreased related party compensation of $100,000, is expected to increase Adino’s cash flow.

With the sale of Adino Drilling, LLC, the $7,139 of goodwill resulting from the original PetroGreen acquisition, discussed in Note 5 was written off.  The transaction has been accounted for as a discontinued operation.

Below are the asset and liability values for Adino Drilling, LLC at March 31, 2011 and December 31, 2010:

	Assets disposed at March 31, 2011	December 31, 2010

Cash	$100	$2,899
Fixed assets, net of depreciation of $34,837 and $21,186 at March 31, 2011 and December 31, 2010, respectively	350,702	354,415
Total assets	350,802	357,314

Accounts payable	5,317	44,472
Accounts payable - related party	-	412
Total liabilities	5,317	44,884
aw8
Net assets - discontinued operations	$345,485	$312,430

NOTE 7 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company valued the Petro Energy acquisition, the current convertible note and warrant derivatives and the Company’s largest asset, goodwill, using Level 3 criterion, shown below. As of June 30, 2011, the valuations resulted in a loss on derivatives of $7,275 and a loss on contract clawback provision of $696 for a net loss of $7,971.

June 30, 2011
Description	Level 1	Level 2	Level 3	Total Realized Gain (Loss) due to Valuation at	Total Unrealized Gain (Loss) due to valuation

Goodwill	$-	$-	$1,559,240	$-	$-

Notes payable - derivative	-	-	113,451	7,918	-

Haag warrants - derivative	-	-	6,707	(643)	-

Contract clawback provision	-	-	338,050	696	-
Total	$-	$-	$2,017,448	$7,971	$-

December 31, 2010
Description	Level 1	Level 2	Level 3	Total Realized Gain (Loss) due to Valuation at June 30, 2010	Total Unrealized Gain (Loss) due to valuation

Goodwill	$-	$-	$1,566,379	$-	$-

Asher /BWME notes - derivative	-	-	96,161	-	-

Haag warrants - derivative	-	-	7,350	-	-

Contract clawback provision			337,354	-	-
Total	$-	$-	$2,007,244	$-	$-

At June 30, 2011, the Company had $1,559,240 of goodwill on the balance sheet. There was no gain or loss on valuation for the quarter or six months ended June 30, 2011.

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

Interest accrued on the Sundlun note receivable was $375,208 at June 30, 2011 and December 31, 2010.

A schedule of the balances at June 30, 2011 and December 31, 2010 is as follows:

	June 30, 2011	December 31, 2010

Sundlun, net of unamortized discount of $7,011 and $46,570, respectively	$742,989	$703,430
Less: current portion	(742,989)	(703,430)
Total long-term notes receivable	$-	$-

NOTE 9 – FIXED ASSETS

The following is a summary of this category:

	June 30, 2011	December 31, 2010

Machinery and equipment	$170,240	$138,964
Vehicles	47,427	47,427
Leasehold improvements	30,786	23,789
Office equipment	3,334	3,334
Total assets - continuing operations	251,787	213,514
Less: Accumulated depreciation	(70,001)	(47,866)
Net assets - continuing operations	181,786	165,648
Machinery and equipment - Adino Drilling, LLC, discontinued as of 3/31/2011, net of accumulated depreciation	-	354,415
Total	$181,786	$520,063

On March 31, 2011, the Company sold the membership shares of Adino Drilling, LLC to a related third party.  Adino Drilling, LLC’s assets were machinery and equipment, with a net book value of $350,701 at the time of sale.

The useful life for leasehold improvements is the duration of the lease on the IFL fuel terminal, through September 30, 2013. Machinery and equipment has a useful life of seven years, vehicles’ useful life is five years and office equipment is being depreciated over three years.  Depreciation expense for the quarters ended June 30, 2011 and 2010 was $35,787 and $2,543, respectively.

NOTE 10 - OIL AND GAS PROPERTIES

Tangible drilling costs: The Company acquired tangible drilling equipment and proved oil and gas properties with the Petro Energy acquisition in July 2010. The tangible assets were valued based on the appropriate application of the market or cost approaches as of the date of acquisition. The fair value was estimated at the depreciable value of the current replacement costs based on the age and condition of the assets. During the second quarter of 2011, the Company drilled three new wells on the Leonard lease. Of the total cost of these wells, $270,567 is deemed tangible drilling costs and capitalized.

Proved oil and gas properties: As of June 30, 2011, the Company’s Felix Brandt oil and gas leases include eight proved developed producing (PDP) wells and three saltwater disposal wells. According to the reserve analysis conducted by an independent engineering firm, the estimated discounted net cash flow on the Felix Brandt lease was $118,590 as of December 31, 2010. During the second quarter of 2011, the Company completed three oil wells on its James Leonard lease, acquired in the PetroGreen acquisition of July 2010.  According to the reserve analysis conducted by an independent engineering firm, the estimated discounted net cash flow on both the Felix Brandt and James Leonard leases was $942,120 as of June 30, 2011.  Due to our significant net loss carryforward, we do not expect to pay any federal income taxes on future net revenues provided from either the Brandt or Leonard lease production. Therefore, the pre-tax and after-tax estimate of discounted future net cash flows are both $942,120 and $118,590 at June 30, 2011 and December 31, 2010, respectively.

Asset retirement obligation: The Company accounts for its asset retirement obligations by recording the fair value of a liability for an asset retirement obligation recognized in the period in which it was incurred if a reasonable estimate of fair value could be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and allocated to operating expense using a systematic and rational method. During the first six months of 2011, the Company added an asset retirement liability for three wells on the James Leonard lease, based on the average cost to plug and abandon well of similar type and structure in the area.  The resulting liability of $18,000 was recorded at its present value of $11,007, with an offsetting asset adjustment to asset retirement cost.   As of June 30, 2011 and December 31, 2010, the Company has recorded an asset of $39,490 and $35,821 and related liability of $42,091and $36,689, respectively. Accretion for the quarter ended June 30, 2011 was $1,733.

Impairment:  Current guidance requires that  unamortized capitalized costs (less certain adjustments) for each cost center  not exceed the cost ceiling, which is defined as the present value of future net revenues from estimated production of proved oil and gas reserves (plus certain adjustments). If adjusted unamortized costs capitalized within a cost center exceed the cost center ceiling, the excess is charged to expenses and separately disclosed during the period it occurs. The Company evaluated the carrying cost of the applicable oil producing properties and determined that no additional impairment was noted for the quarter or six months ended June 30, 2011.

The oil and gas related asset values at June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011	December 31, 2010

Tangible drilling costs	$387,470	$116,603
Proved oil and gas properties	71,060	71,060
Asset retirement cost	39,490	35,821
Impairment	(47,481)	(47,481)
Accumulated DD&A	(41,256)	(20,724)
Total	$409,283	$155,279

Depletion:  Depletion, calculated using the units of production method was $3,445 and $17,087 for the three and six months ended June 30, 2011.  There was no corresponding expense during the same period in 2010.

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

Adino evaluated the aggregate goodwill for impairment at June 30, 2011 and December 31, 2010.  There were no impairment indicators.  The Company has determined that the fair value of the reporting unit exceeds its carrying amount and hence the goodwill is not impaired.

NOTE 12 – ACCRUED LIABILITIES / ACCRUED LIABILITIES –RELATED PARTY

Other liabilities and accrued expenses consisted of the following as of June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010

Accrued accounting and consulting fees	$131,000	$115,000
Customer deposits	110,000	110,000
Property and payroll tax accrual	47,171	76,113
Asset retirement obligation	42,091	36,689
Deferred lease liability	33,965	33,799
Total accrued liabilities	$364,226	$371,601

Accrued salaries-related party	$902,159	$909,960

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

NOTE 13 - NOTES PAYABLE

	June 30, 2011	December 31, 2010

Note payable - Stuart Sundlun, bearing interest of 10% per annum, due August 7, 2011	$1,500,000	$1,500,000
Notes payable - Schwartz group, bearing interest at 6%, due January 9, 2013	272,500	-
Note payable - Gulf Coast Fuels, bearing interest of $25,000	275,000	275,000
Demand note - Perales, non interest bearing, due May 31, 2011	-	50,000
Note payable – Asher notes, net of discount of $42,318 and $26,807 at June 30, 2011 and December 31, 2010, respectively	63,682	30,693
bearing interest of 8% per annum, due May 13, 2011, (balance $0.00 at 6/30/2011; $57,500 at 12/31/10)
bearing interest of 8% per annum, due February 16, 2012 (balance $53,000 at 6/30/2011; $0.00 at 12/31/10)
bearing interest of 8% per annum, due March 23,2012 (balance $53,000 at 6/30/2011; $0.00 at 12/31/10)
Notes payable - BWME, bearing interest at 8% per annum, due September 2, 2013	400,000	400,000
Note payable - GMAC, bearing interest of 11.7% per annum with 60 monthly payments of $895, due May 13, 2013	18,211	22,403
Total notes payable	$2,529,393	$2,278,096
Less: current portion	(1,847,753)	(1,864,251)
Long term note payable	$681,640	$413,845

On August 11, 2010, the Company issued a convertible promissory note to Asher Enterprises, Inc. (“Asher”), in the amount of $57,500. The note had a maturity date of May 13, 2011 and an annual interest rate of eight percent (8%) per annum. The holders have the right from and after the date of issuance, and until any time until the note is fully paid, to convert any outstanding and unpaid principal portion of the note, and accrued interest, into fully paid and non-assessable shares of common stock. The note has an initial conversion price of fifty eight percent (58%) of the 3 lowest closing bid prices for the 10 days preceding the conversion date and full reset provision. The note’s convertible feature was valued and resulted in a debt discount of $35,838, which is being amortized over the nine month note life, using the straight line method. In this case, using the straight line method approximates the effective interest method, given the short time to maturity. The Company has the right to redeem the note within 90 days from the date of issuance for 150% of the redemption amount and accrued interest. See Note 16 for a complete discussion of the derivative treatment and accounting of the Asher note.

During the first quarter, 2011, Asher converted $34,000 of the notes into the Company’s common stock, resulting in an issuance of 1,862,833 shares to Asher.  During the second quarter of 2011, Asher converted the remaining balance of $23,500 into the Company’s common stock, resulting in an issuance of 2,036,820 shares to Asher.  See Note 16 for a detailed description of each conversion.

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

During the second quarter of 2011, the Company issued two nine-month convertible promissory notes to Asher Enterprises, Inc., in the amount of $53,000 each. The notes have maturity dates of February 16, 2012 and March 23, 2012 and an annual interest rate of eight percent (8%) per annum. The holders have the right from and after the date of issuance, and until any time until the note is fully paid, to convert any outstanding and unpaid principal portion of the note, and accrued interest, into fully paid and non-assessable shares of common stock. The note has an initial conversion price of sixty five percent (65%) of the three lowest closing bid prices for the ten days preceding the conversion date. The note’s convertible feature was valued and resulted in a debt discount of $47,916, which is being amortized over the nine month note life, using the straight line method. In this case, using the straight line method approximates the effective interest method, given the short time to maturity. The Company has the right to redeem the note within 90 days from the date of issuance for 135% of the redemption amount and accrued interest, from days 91-120, the Company has the right to redeem the notes for 145% of the redemption amount and accrued interest, and from days 121-180, the Company has the right to redeem the notes for 150% of the redemption amount and accrued interest.  See Note 16 for a complete discussion of the derivative treatment and accounting of the Asher note.

NOTE 14 - CONTRACT CLAWBACK PROVISION

A component of the acquisition agreement with PetroGreen Energy and AACM3, LLC gave the former owners of these companies the option to repurchase for $1.00 the assets held by the companies as of July 1, 2010 if the Company’s common stock price fails to reach $0.25 per share within three years of the original acquisition date. This contract clawback provision was valued at July 1, 2010 at $408,760 and has been revalued at each successive balance sheet date.  The current value of $338,050 at June 30, 2011, resulted in a loss on change in clawback valuation of $696 for the six months ended.

NOTE 15 – DERIVATIVE LIABILITY

Based on current guidance, the Company concluded that the convertible notes payable to Asher referred to in Note 16 were required to be accounted for as a derivatives. This guidance requires the Company to bifurcate and separately account for the conversion features of the convertible notes issued as embedded derivatives.

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

The structure of the Asher notes caused three other financial instruments held by the Company to be deemed derivatives: The BWME and Schwartz notes and the Haag warrants. All were valued as derivatives as of the date of the Asher note issuance (Haag warrants) or date of issuance (BWME and Schwartz notes) and revalued at December 31, 2010 and June 30, 2011.

Below is detail of the derivative liability balances as of June 30, 2011 and December 31, 2010.

Derivative Liability	December 31, 2010	Additions	Increase (Decrease) from valuation	June 30, 2011

Asher note / BWME notes / Schwartz notes	96,161	$68,757	$(51,467)	$113,451

Haag warrants	7,350	-	(643)	6,707

Total	103,511	$68,757	$(52,110)	$120,158

The net gain of $16,647 is split between additions to derivative liability due to new notes of $62,466, a reduction of $38,544 to additional paid-in-capital for the derivative reduction attributable to the Asher note conversions discussed in Notes 13 and 16.  The remaining $7,275 is reflected as loss on derivatives in the statement of operations.

NOTE 16 – STOCK

COMMON STOCK

The Company's common stock has a par value of $0.001. There were 50,000,000 shares authorized as of December 31, 2007.  At the Company’s January 2008 shareholder meeting, the shareholders voted to increase the authorized common stock to 500,000,000 shares.  As of December 31, 2010, the Company had 107,260,579 shares issued and outstanding.

On February 22, 2011, Asher converted $10,000 of its note into 465,116 shares of the Company’s common stock. The conversion resulted in an increase of additional paid-in-capital of $6,648 due to the reduction of the associated derivative liability.

On March 8, 2011, Asher converted $12,000 of its note into 603,015 shares of the Company’s common stock. The conversion resulted in an increase of additional paid-in-capital of $7,959 due to the reduction of the associated derivative liability.

On March 22, 2011, Asher converted $12,000 of its note into 794,702 shares of the Company’s common stock. The conversion resulted in an increase of additional paid-in-capital of $7,987 due to the reduction of the associated derivative liability.

On April 4, 2011, Asher converted $15,000 of its note into 1,219,512 shares of the Company’s common stock. The conversion resulted in an increase of additional paid-in-capital of $10,183 due to the reduction of the associated derivative liability.

On April 12, 2011, Asher converted $8,500 of its note into 817,308 shares of the Company’s common stock. The conversion resulted in an increase of additional paid-in-capital of $5,767 due to the reduction of the associated derivative liability.

All note conversions were within the terms of the agreement.

As a result of the above common stock issuances, there were 111,160,232 shares issued and outstanding as of June 30, 2011.

PREFERRED STOCK

In 1998, the Company amended its articles to authorize Preferred Stock. There are 20,000,000 shares authorized of Preferred Stock with a par value of $0.001. The shares are non-voting and non-redeemable by the Company. The Company further designated five series of its Preferred Stock: "Series 'A' $12.50 Preferred Stock" (2,159,193 shares authorized), "Series "A" $8.00 Preferred Stock," (1,079,957 shares authorized), Class “B” Preferred Stock Series 1 (666,660 shares authorized), Class “B” Preferred Stock Series 2 (666,660 shares authorized), and Class “B” Preferred Stock Series 3 (666,680 shares authorized). As of June 30, 2011 and December 31, 2009, there are no shares of Preferred Stock issued and outstanding.

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

NOTE 17 – EARNINGS PER SHARE

The table below sets forth the computation of basic and diluted net income (loss) per share for the three and six months ended June 30, 2011 and 2010.

	For the quarter ended June 30		For the six months ended June 30
	2011	2010	2011	2010
Numerator:
Basic net income	$43,191	$(51,088)	$(450,281)	$78,779
Diluted net income (loss)	$43,191	$(51,088)	$(450,281)	$78,779

Denominator:
Basic weighted average common shares outstanding	110,998,850	93,760,579	109,351,262	93,672,181
Effect of dilutive securities
Convertible note	-	-	-	-
Dilutive weighted average common shares outstanding	110,998,850	93,760,579	109,351,262	93,672,181
Basic net income (loss) per share	$0.00	$(0.00)	$(0.00)	$0.00
Diluted net income (loss) per share	$0.00	$(0.00)	$(0.00)	$0.00

As of June 30, 2011, Adino had 111,160,232 shares outstanding, with no shares payable outstanding. The Company uses the treasury stock method to determine whether any outstanding options or warrants are to be included in the diluted earnings per share calculation.

As of both June 30, 2011 and 2010, Adino had 1,000,000 earned options outstanding to employees and consultants, exercisable between $0.10 to $0.35 each.  Using an average share price for the six months ended June 30, 2011 and 2010 of $0.029 and $0.013 respectively, the options resulted in no additional dilution to the Company.

The Company calculated the dilutive effect of the convertibility of the Asher notes, resulting in additional weighted average share additions of 1,058,613 and 730,110 for the three and six months ended June 30, 2011. The effect on earnings per share from the Company’s BWME convertible notes was excluded from the diluted weighted average shares outstanding because the conversion of these instruments would have been non-dilutive since the strike price is above the market price for our stock.  There were no dilutive note instruments in place at June 30, 2010.

The dilutive effect of convertible instruments on earnings per share is not presented in the consolidated statements of operations for periods with a net loss.

NOTE 18 – CONCENTRATIONS

The following table sets forth the amount and percentage of revenue from those customers that accounted for at least 10% of revenues for the six months ended June 30, 2011 and 2010.

	Quarter Ended		Quarter Ended		Six Months Ended		Six Months Ended
	June 30, 2011%		June 30, 2010%		June 30, 2011%		June 30, 2010%

Customer A	$-	0%	$-	0%	$-	0%	$13,402	1%

Customer B	$456,000	100%	$354,000	76%	$912,000	100%	$654,000	58%

Customer C	$-	0%	$39,847	8%	$-	0%	$142,642	13%

Customer D	$-	0%	$-	0%	$-	0%	$61,110	5%

Customer E	$-	0%	$72,623	16%	$-	0%	$251,042	22%

 The Company had no outstanding customer receivables at June 30, 2011 or December 31, 2010.  Receivables of $58,252 were for accrued oil sales revenue, delivered in the second quarter and not collected as of June 30, 2011.

NOTE 19 – SEGMENT REPORTING

On July 1, 2010, the Company purchased PetroGreen Energy, LLC and AACM3, LLC, jump-starting its re-entry into the oil and gas exploration and production industry.  To facilitate those operations, the Company started two new wholly owned subsidiaries, Adino Exploration, LLC and Adino Drilling, LLC.  All oil and gas operations are conducted under these two subsidiaries.  The Company maintains all fuel storage operations, separately, in IFL.

Revenue:
The new oil and gas segment experienced minimal revenues during 2010, with only 6 months of ownership in the mature oilfield assets.  The Company experienced significant expenses in subsidiary origination, office set-up, hiring of employees and the well workover program.  The net income of the combined oil and gas segment for the quarter ended June 30, 2011 is as follows:

	For the three months ended June 30, 2011	For the six months ended June 30, 2011
Revenues	$91,255	$121,458

Production and lease operating expenses	41,586	182,062
Revenue sharing royalties	15,193	20,643
Impairment of oil and natural gas properties	-	-
Accretion of asset retirement obligation	908	1,733
Depreciation, depletion and amortization	22,937	45,379
Total costs	80,264	249,817

Pretax income (loss) from producing activities	10,631	(128,359)
Income tax expense	-	-
Results of oil and natural gas producing activities
(excluding overhead and interest costs)	$10,631	$(128,359)

There were no corresponding revenue or expenses for the six months ended June 30, 2010, as the oil and gas operations were acquired on July 1, 2010.

The Company experienced a significant increase in oil revenues during the second quarter of 2011, primarily due to the completion of three wells on the James Leonard lease.

Assets
Total Company assets at June 30, 2011 and December 31, 2010 were $3,543,443 and $3,738,767, respectively.  The oil and gas acquisition substantially added to the Company’s asset base. At June 30, 2011 and December 31, 2010, total net oil and gas assets were $416,621 and $719,950 or 12.7% and 19.3% of the totals, respectively.

 As of March 31, 2011, the Company sold Adino Drilling, LLC, resulting in a decrease in machinery and equipment of $350,702, net of depreciation.

	June 30, 2011	December 31, 2010

Machinery and equipment, net of depreciation	$150,193	$505,611
Leasehold improvements, net of depreciation	6,896	-
Oil and gas properties: proved, net of depletion and impairment	368,713	119,458
Oil and gas properties: unproved	1,080	59,060
Asset retirement cost	39,490	35,821
Total net oil and gas assets	$566,372	$719,950

NOTE 20 – SUBSEQUENT EVENTS

On July 20, 2011, the Company borrowed an additional $35,000 from Asher Enterprises, Inc.  The note follows the same terms as the previous Asher notes issued in May and June 2011.

On August 8, 2011, the Company issued 10,750,000 common shares to RKM Capital Enterprises, for a one-year consulting contract.

There were no additional subsequent events through August 15, 2011, the date the financial statements were issued.

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

RECENT DEVELOPMENTS

Oil and Gas Exploration and Production

Since the Petro Energy acquisition, the Company has completed Phase I of its workover program on its Felix Brandt and Felix Brandt "A" Leases located in Southeast Coleman County, Texas. With the completion of Phase I of the workover program, Adino has eight wells on production. Two more wells are designated as injection wells for the previously announced waterflood project (one is an active injection well and the other is in the permitting process). The Company also recompleted an existing well as a water source for the waterflood.

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

On March 31, 2011, the Company sold the membership shares of Adino Drilling, LLC to a related party.  Under the terms of the agreement, the Company realized a reduction in accrued liability of $100,000 and acquired a $500,000 six year, 5.24% interest note receivable, for a total sale price of $600,000.  The sale resulted in a gain to the Company of $247,376; however, the transaction’s related party note of $500,000 is not allowed for reporting purposes, therefore the Company realized a reportable loss of $252,624.  Adino’s management believes that the sale of the drilling rig and associated equipment was in the best interest of the Company and the shareholders.  The rig held by the Company was primarily suited for drilling up to 3,500 feet. However, the Company is currently drilling shallower wells. This large rig would be uneconomical for drilling smaller wells. As a result, the Company has decided to contract with service companies that specialize in shallower wells, thus reducing drilling expense.  In addition, the cash flow to be realized from the $500,000 note, accompanied by the decreased related party compensation of $100,000, is expected to increase Adino’s cash flow.

During the second quarter of 2011, the Company realized its first significant revenue from its exploration and production operations; however, receipt of these monies was delayed because the companies that purchase the Company’s production did not timely issue checks to the Company. These issues have since been resolved, and the Company should now receive checks on a regular basis for the oil it produces.

The Company believes that its new emphasis on oil and gas exploration will be promising.

Fuel Storage Operations

The Company’s wholly-owned subsidiary, IFL, continues to lease the terminal at 17617 Aldine Westfield Road, Houston, Texas from Lone Star Fuel Storage and Transport, LLC (“Lone Star”).  Utilizing a fuel storage and throughput model, revenues continue to remain strong. During the three and six months ended June 30, 2011, IFL provided 85% and 89% of the Company’s revenue.

RESULTS OF OPERATIONS

Revenue: The Company’s revenues were $597,255 and $466,699 for the three months ended June 30, 2011 and 2010, respectively and $1,083,458 and $1,122,666 for the six months ended June 30, 2011 and 2010, respectively. The Company’s main revenue source was its wholly owned subsidiary, IFL.  IFL had multiple customers during the first quarter 2010.  In May 2010, IFL management negotiated a long term contract with a regional fuel supplier to be the primary customer of the Houston terminal. The new arrangement allows for consistent revenues over the long term and does not include revenues for fuel additives, thus decreasing revenue since the May 2010 contract signing.

The Company’s acquisition of the oil and gas leases during July, 2010 and the subsequent drilling operations contributed $30,203 in revenue during the first quarter of 2011 and $91,255 during the second quarter of 2011, for total oil revenues of $121,458 for the year.  The increase in the second quarter revenues is largely due to the completion of three oil wells on the James Leonard lease in Coleman County, Texas.  There are no comparable revenues for 2010.

Cost of Product Sales:  As customers take their fuel from the IFL terminal, certain fuel additives must be mixed with the diesel to comply with state and federal regulations.  In order to decrease product cost volatility and improve operational efficiency, IFL contracted with a third party fuel additive provider for all fuel additives through April 2010.  The new Houston terminal customer contract begun in May 2010 does not require that IFL provide additive services. Therefore, the Company realized a decrease in product sales expense of $209,472 or 91%, for the six months ended June 30, 2011.  Total expense for the quarter ended June 30, 2011 was $15,193, compared to $67,916 for the same period, 2010.

Payroll and Related Expenses:  With the addition of Adino Exploration, the Company has hired several employees to operate the leases owned by the Company.  Additionally, the Company has added payroll for one employee at its corporate office. These employee additions result in payroll expense of $47,708 and $112,061 for the three and six months ended June 30, 2011. There is no expense for the similar reporting periods in 2010.

Terminal Management:  The Company has outsourced its terminal operations since July 2007.  The monthly contract includes employee salaries and benefits, terminal operational expenses, minor repairs, maintenance, insurance and other ancillary operating expenses.  Terminal management expense for the three and six months ended June 30, 2011 was $100,290 and $200,580, relatively consistent with the expense incurred during the same periods in 2010 of $99,990 and $199,980.  Management evaluates the contract annually.

General and Administrative: The Company’s expense for the quarter and six months ended June 30, 2011 was $185,227 and $349,132 compared to $182,442 and $318,628 for the same periods in 2010. General and administrative expense is primarily rent expense paid on the IFL terminal to Lone Star, currently $31,855 per month. In July 2010, the Company set up an office in Coleman, Texas to facilitate the development of its oil and gas leases, resulting in additional office and administrative expense of $43,540 and $15,695 in insurance expenses for the six months ended June 30, 2011.

Legal and Professional:  Legal and professional expense was $77,061 and $49,096 for the quarters ended June 30, 2011 and 2010, respectively. Expense for the six months ended June 30, 2011 and 2010 was $191,227 and $114,997, respectively.  The six month increase of $76,230 or 66% is primarily due to increased legal expense related to the lawsuit involving G J Capital.

Consulting Expense:  The Company’s consulting expenses were $195,658 and $183,716 for the quarters ended June 30, 2011 and 2010, respectively, and $426,968 and $315,931 for the six months ended June 30, 2011 and 2010, respectively.  The six month increase of $111,037 or 35% is largely due to increased expenses within Adino Exploration and Adino Drilling for engineering and geological reports and for operations management.

Depreciation Expense: Depreciation expense was $26,612 and $2,543 for the quarter ended June 30, 2011 and 2010 and $44,401 and $5,085 for the six months ended June 30, 2011 and 2010, respectively. The increased depreciation expense is due to the addition of machinery and equipment through the Petro Energy acquisition and $1,733 in asset retirement accretion. See Notes 9 and 10 of the Company’s financial statements for additional information regarding these assets and the corresponding depreciation.
Operating Supplies: Supplies expense was $5,152 for the six months ended June 30, 2011.  The Company did not have similar operating supplies expense in 2010 prior to the Petro Energy acquisition. The Company’s supplies expense related to its oil lease workover and waterflood projects in Coleman, Texas.

Interest Income:  Interest income remained relatively consistent at $20,352 and $16,456 for the quarter ended June 30, 2011 and 2010 and $39,865 and $32,045 for the six months ended June 30, 2011 and 2010, respectively. The Company has agreed to an amendment on the $750,000 note receivable with Mr. Sundlun.  This amendment extends the maturity date of the note to August 2011 at no additional interest past the original maturity date of November 6, 2008.  Due to the lack of interest expense, the Company recognized a discount on the note and amortizes that discount through the note’s maturity date.

Interest Expense:  Interest expense was $63,207 and $40,208 for the three months and $136,832 and $80,472 for the six months ended June 30, 2011 and 2010, respectively, a six month increase of $56,360 or 70%. During the third quarter of 2010, the Company closed two separate financings, each resulting in 8% annual interest to the Company. The Company closed additional financing with the Schwartz group in January 2011 at an annual interest rate of 6%.  The Company’s derivatives’ discount amortization and debt conversions with Asher Enterprises contributed $32,405 of the increase.  Interest expense consistent between 2010 and 2011 are for the notes to Mr. Sundlun and vehicle financing. See Note 13 of the Company’s financial statements for additional information regarding this interest expense

Gain from Lawsuit / Sale Leaseback:  The lawsuit settlement on March 23, 2007 resulted in a gain to the Company of $1,480,383.  The transaction was deemed to be a sale/leaseback and therefore the gain was recognized over the life of the capitalized asset, 15 years.

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

Gain on Derivative: The Company entered into a series of promissory notes that permit conversion of the note into shares of the Company’s common stock at a discount to the market price. This discount to market conversion feature is treated as a derivative for accounting purposes. This note also caused three other financial instruments held by the Company to be considered derivatives. The Company has calculated the change in value of those instruments for the quarter and six months ended June 30, 2011 for a loss of $18,104 and $7,275, respectively. See Note 15 of the Company’s financial statements for a more thorough discussion of this loss. There is no gain or loss for the similar reporting periods in 2010.

Gain / Loss on Change in Fair Value of Clawback: A component of the Petro Energy acquisition agreement gave the former owners of these companies the option to repurchase for $1.00 the assets held by the companies as of July 1, 2010 if the Company’s common stock price fails to reach $0.25 per share within three years of the original acquisition date. This contract clawback provision was valued at July 1, 2010 at $408,760.  On December 31, 2010, the clawback was valued at $337,354 and was revalued at June 30, 2011 at $338,050, resulting in a gain on change in clawback valuation of $59,038 for the quarter ended at June 30, 2011 and a net loss on change in fair value of $696 for the six months ended June 30, 2011.

Net Income/Loss: The Company had net income of $43,191 and net loss of $51,088 for the quarters ended June 30, 2011 and 2010, respectively. Year to date resulted in net loss of $450,281 and net income of $78,779 for the six months ended June 30, 2011 and 2010, respectively. The current quarter income results primarily from the oil revenues of $91,255 realized.  The increased year to date loss is due to higher legal and consulting expenses, as well as increased payroll and depreciation expenses for the Company’s oil and gas subsidiaries.  Additionally, the loss is primarily due to the sale of the Company’s wholly owned subsidiary, Adino Drilling, LLC, at March 31, 2011, resulting in a loss from discontinued operations of $272,042.  See Note 6 for a more thorough discussion of the sale.

CAPITAL RESOURCES AND LIQUIDITY

As of June 30, 2011, our cash and cash equivalents were $141,945, compared to $285,171(including $2,899 from discontinued operations) at December 31, 2010.  The Company’s liquidity decreased due to increased legal and consulting expenses.

In order to provide additional financing to drill and complete the wells on the leases that we acquired in the Petro Energy transaction, we issued several convertible promissory notes to a group of investors for an aggregate amount of $272,500 in January 2011. These notes bear interest at the annual rate of 6% and are convertible into Adino common stock at the rate of $0.35 per share.  Additionally, the Company took on two additional short-term convertible notes with Asher Enterprises, Inc. during the second quarter, 2011.

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

Our working capital deficit at June 30, 2011 was $3,837,172 compared to $3,708,461 at December 31, 2010. The Company believes that the current cash flow and planned increase in operations are adequate to satisfy the working capital deficit.  Certain officers and directors have agreed in writing to postpone payment if necessary should the Company need capital it would otherwise pay these individuals. Lastly, the Company plans to grow through merger and acquisition opportunities including the expansion of existing business opportunities. The Company expects these growth opportunities to be financed through a combination of equity and debt capital; however, in the event the Company is unable to obtain additional debt and equity financing, the Company may not be able to pursue these opportunities or continue its operations.

For the six months ended June 30, 2011, cash used by operating activities was $207,515 compared to cash used by operating activities of $269,334 for the six months ended June 30, 2010.

The Company incurred capital expenditures of $260,019 in the six months ended June 30, 2011 to develop its recently acquired oil and gas leases. We were able to secure debt financing at reasonable rates for these expenditures. The Company foresees additional capital expenditures of $360,000 over the next twelve months in order to develop these properties. We do not know at this time whether we will be able to secure financing for these expenditures, and if so, the rates and terms applicable to this financing may exceed our current financing rates.

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

Changes in internal controls. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2011 that have materially affected or are reasonably likely to materially affect internal control over financial reporting.

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

In May 2011, the Company’s claims against CapNet, Ritz, Gulf Coast, and Groat were severed from the G J Capital case. These claims will therefore be tried separately; however, the Company is planning to seek reconsideration of this severance.

The G J Capital case is set for trial in September 2011.  The Company maintains the original contract amount of $275,000 as a liability, but believes that the suit is without merit.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the second quarter of 2011, the Company issued two nine-month convertible promissory notes to Asher Enterprises, Inc., in the amount of $53,000 each. The notes have maturity dates of February 16, 2012 and March 23, 2012 and an annual interest rate of eight percent (8%). The holders have the right from and after the date of issuance, and until any time the note is fully paid, to convert any outstanding and unpaid principal portion of the note and accrued interest into fully paid and non-assessable shares of common stock. The note has an initial conversion price of sixty five percent (65%) of the 3 lowest closing bid prices for the 10 days preceding the conversion date. The note’s convertible feature was valued and resulted in a debt discount of $47,916, which is being amortized over the nine-month note life, using the straight line method. In this case, using the straight line method approximates the effective interest method, given the short time to maturity. The Company has the right to redeem the note within 90 days from the date of issuance for 135% of the redemption amount and accrued interest, from days 91-120, the Company has the right to redeem the notes for 145% of the redemption amount and accrued interest, and from days 121-180, the Company has the right to redeem the notes for 150% of the redemption amount and accrued interest.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

None.

 ITEM 6. EXHIBITS

The following documents are filed as part of this report:

Exhibit
Number	Exhibit

3.1	Articles of Incorporation (as amended January 30, 2008) (incorporated by reference to our Form 10-K filed on March 18, 2009)
3.2	By-laws of Golden Maple Mining and Leaching Company, Inc. (now Adino Energy Corporation) (incorporated by reference to our Form 10-K filed on March 18, 2009)
10.1	Terminaling Services Agreement for Commingled Products (incorporated by reference to our Form 10-Q filed on November 22, 2010)
10.2	Amendment to Terminaling Agreement (incorporated by reference to our Form 10-Q filed on November 22, 2010)
10.3	Resolution of the Board of Directors of February 20, 2009 (incorporated by reference to our Form 10-Q filed on August 7, 2009)
10.4	Resolution of the Board of Directors of March 26, 2009 (incorporated by reference to our Form 10-Q filed on August 7, 2009)
10.5	Resolution of the Board of Directors of June 30, 2009 (incorporated by reference to our Form 10-Q filed on November 10, 2009)
10.6	Resolution of the Board of Directors of December 30, 2009 (incorporated by reference to our Form 10-Q filed on November 10, 2009)
10.7	Membership Interest Purchase Agreement (incorporated by reference to our Form 10-K filed on April 1, 2011)
10.8	Post-Closing Agreement (incorporated by reference to our Form 10-K filed on April 1, 2011)
10.9	Employment agreement of Sonny Wooley
10.10	Employment agreement of Timothy G. Byrd, Sr.
14	Code of Business Conduct and Ethics (incorporated by reference to our Form 10-K filed on March 18, 2009)
31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a) of the Exchange Act
31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(a) of the Exchange Act
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive Data File

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the undersigned has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

ADINO ENERGY CORPORATION

By:	/s/ Timothy G. Byrd, Sr.
Timothy G. Byrd, Sr.
Chief Executive Officer and Director
August 15, 2011

/s/ Shannon W. McAdams
Shannon W. McAdams
Chief Financial Officer
August 15, 2011