Form 10-Q
period 2011-09-30
ADINO ENERGY CORP
filed 2011-11-14
CIK 700815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  At November 14, 2011, there were 122,910,232 shares of common stock outstanding.

ITEM 1. FINANCIAL STATEMENTS

ADINO ENERGY CORPORATION
Consolidated Balance Sheets
AS OF SEPTEMBER 30, 2011 AND DECEMBER 31, 2010

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Cash in bank	$176,856	$282,272
Accounts receivable	37,028	9,615
Deposits and prepaid assets	69,217	64,562
Notes receivable - current portion, net of unamortized discount of $0 and $46,570, respectively	750,000	703,430
Interest receivable	375,208	375,208
Inventory	1,722	-
Total current assets	1,410,031	1,435,087

Fixed assets, net of accumulated depreciation of $75,438 and $47,866, respectively	187,757	165,648
Oil and gas properties (full cost method), net of accumulated amortization, depreciation, depletion, and asset impairment
Proved	394,843	155,279
Unproved	3,990	59,060
Goodwill	1,559,240	1,566,379
Discontinued operations - net assets held for sale	-	357,314
Total non-current assets	2,145,830	2,303,680
TOTAL ASSETS	$3,555,861	$3,738,767

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable	$477,619	$413,515
Accounts payable - related party	76,375	47,200
Accrued liabilities	377,566	371,601
Accrued liabilities - related party	954,659	909,960
Contract clawback provision	402,733	337,354
Notes payable - current portion	1,903,715	1,864,251
Interest payable	795,759	660,000
Derivative liability	122,402	103,511
Deferred gain - current portion	391,272	391,272
Discontinued operations - liabilities held for sale	-	44,884
Total current liabilities	5,502,100	5,143,548

Deferred gain, net of current portion	391,285	684,744
Notes payable, net of current portion	679,264	413,845
TOTAL LIABILITIES	6,572,649	6,242,137

STOCKHOLDERS’ DEFICIT
Capital stock, $0.001 par value, 500 million shares authorized, 122,910,232 and 107,260,579 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	122,910	107,260
Additional paid in capital	14,107,944	13,785,442
Retained deficit	(17,247,642)	(16,396,072)
Total stockholders’ deficit	(3,016,788)	(2,503,370)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,555,861	$3,738,767

See accompanying notes to the financial statements

ADINO ENERGY CORPORATION
Consolidated Statements of Operations
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)

	Three months ended		Nine months ended
	September 30	September 30	September 30	September 30
	2011	2010	2011	2010

REVENUES AND GROSS MARGINS
Terminal operations	$456,000	$365,817	$1,418,000	$1,488,483
Oil and gas operations	137,123	23,202	258,581	23,202
Total revenues	593,123	389,019	1,676,581	1,511,685

OPERATING EXPENSES
Cost of product sales	16,264	9,427	36,907	239,542
Payroll and related expenses	46,541	5,613	158,602	5,613
Terminal management	101,490	100,090	302,070	300,070
General and administrative	212,293	197,117	561,425	515,745
Legal and professional	133,220	62,828	324,447	177,825
Consulting fees	443,511	242,749	870,479	558,680
Repairs	3,087	1,444	5,292	7,807
Depreciation expense	22,718	17,465	67,119	22,550
Operating supplies	15,170	19,961	20,322	19,961
Total operating expenses	994,294	656,694	2,346,663	1,847,793

OPERATING LOSS	(401,171)	(267,675)	(670,082)	(336,108)

OTHER INCOME AND EXPENSES
Interest income	7,033	17,341	46,898	49,386
Interest expense	(75,707)	(49,317)	(212,569)	(129,789)
Gain from lawsuit/sale leaseback	97,820	98,237	293,460	293,876
Gain (loss) on derivative	35,419	(76,314)	28,144	(76,314)
Gain (loss) on change in fair value of clawback	(64,683)	114,815	(65,379)	114,815
Total other income and expense	(118)	104,762	90,554	251,974

(LOSS) FROM CONTINUING OPERATIONS	$(401,289)	$(162,913)	$(579,528)	$(84,134)

DISCONTINUED OPERATIONS
Loss from operations of discontinued Adino Drilling, LLC	-	-	(272,042)	-
NET INCOME (LOSS)	$(401,289)	$(162,913)	$(851,570)	$(84,134)

Net income (loss) per share, basic and diluted	$0.00	$(0.00)	$(0.01)	$0.00

Weighted average shares outstanding, basic and diluted	117,505,341	104,151,883	112,099,157	97,203,802

The accompanying notes are an integral part of these financial statements.

ADINO ENERGY CORPORATION
Consolidated Statement of Changes in Stockholders’ Deficit
FOR THE PERIOD ENDED SEPTEMBER 30, 2011
(Unaudited)

	Shares	Amount	Additional Paid in Capital	Retained Deficit	Total
Balance December 31, 2010	107,260,579	$107,260	$13,785,442	$(16,396,072)	$(2,503,370)

Shares issued in debt conversion	3,899,653	3,900	53,600	-	57,500

Derivative settlement	-	-	38,544	-	38,544

Shares issued for services	11,750,000	11,750	230,358	-	242,108

Net (loss)	-	-	-	(851,570)	(851,570)

Balance September 30, 2011	122,910,232	$122,910	$14,107,944	$(17,247,642)	$(3,016,788)

The accompanying notes are an integral part of these financial statements.

ADINO ENERGY CORPORATION
Consolidated Statements of Cash Flows
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)

	September 30, 2011	September 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(851,570)	$(84,134)
Adjustments to reconcile net income (loss) to net cash (used in) operating activities:
Depreciation, depletion and accretion	80,770	22,550
Amortization of discount on note receivable	(46,570)	(49,308)
Bad debt expense	-	30,000
Shares issued for services	242,108	75,700
Amortization of note discount	50,031	6,504
Change in fair value of derivative liability	(28,144)	76,314
Loss on change in fair value of clawback provision	65,379	(114,815)
Gain on lawsuit settlement	(293,460)	(293,459)
Loss on sale of subsidiary	252,524	-
Change in operating assets and liabilities:
Accounts receivable	(27,413)	55,734
Inventory	(1,722)	-
Other assets	(4,654)	(13,713)
Accounts payable and accrued liabilities	333,660	(72,501)
Net cash (used in) operating activities	$(229,061)	$(361,128)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(277,185)	(32,772)
Net cash (used in) investing activities	$(277,185)	$(32,772)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing on debt	453,500	457,500
Principal payments on note payable	(55,569)	(12,690)
Net cash provided from financing activities	$397,931	$444,810

Net change in cash and cash equivalents	(108,315)	50,910
Cash and cash equivalents, beginning of period	285,171	502,542
Cash and cash equivalents, end of period	$176,856	$553,452

Cash paid for taxes	$-	$-
Cash paid for interest	$12,582	$12,285

Non-cash transactions:
Stock issued in debt conversion	$57,500	$-
Derivative liability	$85,579	$-
Derivative settlement	$38,544	$-
Revision of asset retirement obligation	$3,669	$19,728
Acquisition purchased with stock	$-	$150,000
Note discount	$-	$35,838
Contract clawback provision	$-	$293,945

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

As of July 1, 2010, the Company acquired PetroGreen Energy LLC, a Nevada limited liability company, and AACM3, LLC, a Texas limited liability company d/b/a Petro 2000 Exploration Co. (together "Petro Energy"). Petro Energy was a licensed Texas oilfield operator currently operating 14 wells on two leases covering approximately 300 acres in Coleman County, Texas. Petro Energy also owned a drilling rig, two service rigs and associated tools and equipment. The Company also acquired the operator license held by the principal of Petro Energy.

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

The Company maintains its cash in well-known banks selected based upon management’s assessment of the banks’ financial stability. Balances rarely exceed the $250,000 federal depository insurance limit. The Company has not experienced any losses on deposits and believes the risk of loss is minimal.

For the nine months ended September 30, 2011 and the year ended December 31, 2010, we had no reserve for doubtful accounts as all of our receivables were collected early in the subsequent period and had no expectation of loss. Management assesses the need for an allowance for doubtful accounts based upon the financial strength of our customers, historical experience with our customers and the aging of the amounts due.

Cash Equivalents
For purposes of reporting cash flows, the Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.  We had no cash equivalents at either September 30, 2011 or December 31, 2010.

Inventory
Supplies inventory, consisting of equipment and parts to be used for future drilling projects and repair to existing wells, is stated at cost.  As the inventory is assigned to a particular project, it is then capitalized or expensed, accordingly.  Supplies inventory is evaluated at each balance sheet date for obsolescence and impairment.

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

Revenue Recognition
IFL earns revenue from throughput and storage fees on a monthly basis. The Company recognizes revenue from throughput fees in the month that the services are provided based upon contractually determined rates. The Company recognizes storage fee revenue in the month that the service is provided in accordance with our customer contracts.

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

Adino Exploration earns revenue from the sale of oil.  The Company recognizes oil, gas and natural gas condensate revenue in the period of delivery.  Settlement for oil sales occurs 30 days after the oil has been sold; and settlement for gas sales would occur 60 days after the gas had been sold.  The Company recognizes revenue when an arrangement exists, the product or service has been provided, the sales price is fixed or determinable, and collectability is reasonably assured.

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

For the quarters ended September 30, 2011 and 2010, Adino evaluated and determined that no impairment was warranted on the fixed assets of the Company.  Additionally, no impairment was required on the oil and gas assets of the Company.  There was no change to the impairment analysis performed at the December 31, 2010 audit and no indicators of impairment at the review.  See Notes 9 and 10 for a more thorough discussion of the Company’s fixed assets and oil and gas assets as of September 30, 2011.

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

 Based on the evaluations performed by management, there were no indicators of impairment at September 30, 2011 or December 31, 2010.

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

Reclassification
Certain amounts reported in the prior period financial statements may have been reclassified to the current period presentation.

NOTE 3-GOING CONCERN

As of September 30, 2011, the Company has a working capital deficit of $4,092,069 and total stockholders’ deficit of $3,016,788.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern depends upon its ability to obtain funding for its working capital deficit. Of the outstanding current liabilities at September 30, 2011, $391,272 is a non-cash deferred gain on the terminal transaction. See Note 4 for a complete explanation of the deferred settlement gain.  Additionally, $954,659 of the outstanding current liabilities is due to certain officers and directors for prior years’ accrued compensation.  These officers and directors have agreed in writing to postpone payment if necessary, should the Company need capital it would otherwise pay these individuals.  The Company plans to satisfy current year and future cash flow requirements through its fuel terminal storage and oil and gas operations and merger and acquisition opportunities including the expansion of existing business opportunities.  The Company expects these growth opportunities to be financed by a combination of equity and debt capital; however, in the event the Company is unable to obtain additional debt and equity financing, the Company may not be able to continue its operations.

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

Due to the difficult credit markets, the Company was unable to secure financing for the Houston terminal facility and assigned its rights under the terminal purchase option to Lone Star Fuel Storage and Transfer, LLC (“Lone Star”).  Lone Star purchased the terminal from 17617 Aldine Westfield Road, LLC on September 30, 2008.  Lone Star then entered into a five year operating lease with option to purchase with IFL.  The five year lease has monthly rental payments of $30,000, escalating 3% per year.  IFL’s purchase option allows for the terminal to be purchased at any time prior to October 1, 2009 for $7,775,552.  The sale price escalates $1,000,000 per year after this date, through the lease expiration date of September 30, 2013.  The Company recognizes the escalating lease payments on a straight line basis.  As of September 30, 2011, the Company has not exercised its option to purchase the Houston terminal facility.

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

For the nine months ended September 30, 2011 and 2010, the Company recognized $293,460 and $293,876 respectively, in gain on sale/leaseback.

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

NOTE 7 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company valued the Petro Energy acquisition, the current convertible note and warrant derivatives and the Company’s largest asset, goodwill, using Level 3 criterion, shown below. As of September 30, 2011, the valuations resulted in a gain on derivatives of $28,144 and a loss on contract clawback provision of $65,679 for a net loss of $37,235.

September 30, 2011
Description	Level 1	Level 2	Level 3	Total Realized Gain (Loss) due to Valuation at	Total Unrealized Gain (Loss) due to valuation

Goodwill	$-	$-	$1,559,240	$-	$-

Notes payable - derivative	-	-	118,718	24,478	-

Haag warrants - derivative	-	-	3,684	3,666	-

Contract clawback provision	-	-	402,733	(65,379)	-
Total	$-	$-	$2,084,375	$(37,235)	$-

December 31, 2010
Description	Level 1	Level 2	Level 3	Total Realized Gain (Loss) due to Valuation at September 30, 2010	Total Unrealized Gain (Loss) due to valuation

Goodwill	$-	$-	$1,566,379	$-	$-

Asher /BWME notes - derivative	-	-	96,161	-	-

Haag warrants - derivative	-	-	7,350	-	-

Contract clawback provision			337,354	-	-
Total	$-	$-	$2,007,244	$-	$-

At September 30, 2011, the Company had $1,559,240 of goodwill on the balance sheet. There was no gain or loss on valuation for the quarter or nine months ended September 30, 2011.

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

The note receivable from Mr. Sundlun matured on November 6, 2008.  The Company extended the note’s maturity date to August 8, 2011 with no additional interest accrual to occur past November 6, 2008.  Due to the fact that there will be no interest accrued on the note going forward, the Company recorded a discount on the note principal of $179,671.  The discount was fully amortized as of August 8, 2011.  As of September 30, 2011, the note’s extension or renegotiation was in discussion.

Interest accrued on the Sundlun note receivable was $375,208 at September 30, 2011 and December 31, 2010.

A schedule of the balances at September 30, 2011 and December 31, 2010 is as follows:

	September 30, 2011	December 31, 2010

Sundlun, net of unamortized discount of $0 and $46,570, respectively	$750,000	$703,430
Less: current portion	(750,000)	(703,430)
Total long-term notes receivable	$-	$-

NOTE 9 – FIXED ASSETS

The following is a summary of this category:

	September 30, 2011	December 31, 2010

Machinery and equipment	$181,648	$138,964
Vehicles	47,427	47,427
Leasehold improvements	30,786	23,789
Office equipment	3,334	3,334
Total assets - continuing operations	263,195	213,514
Less: Accumulated depreciation	(75,438)	(47,866)
Net assets - continuing operations	187,757	165,648
Machinery and equipment - Adino Drilling, LLC, discontinued as of 3/31/2011, net of accumulated depreciation	-	354,415
Total	$187,757	$520,063

On March 31, 2011, the Company sold the membership shares of Adino Drilling, LLC to a related third party.  Adino Drilling, LLC’s assets were machinery and equipment, with a net book value of $350,701 at the time of sale.

The useful life for leasehold improvements is the duration of the lease on the IFL fuel terminal, through September 30, 2013. Machinery and equipment has a useful life of seven years, vehicles’ useful life is five years and office equipment is being depreciated over three years.  Depreciation expense for the quarters ended September 30, 2011 and 2010 was $22,718 and $17,465, respectively.

NOTE 10 - OIL AND GAS PROPERTIES

Tangible drilling costs: The Company acquired tangible drilling equipment and proved oil and gas properties with the Petro Energy acquisition in July 2010. The tangible assets were valued based on the appropriate application of the market or cost approaches as of the date of acquisition. The fair value was estimated at the depreciable value of the current replacement costs based on the age and condition of the assets. During the second quarter of 2011, the Company drilled three new wells on the Leonard lease. Of the total cost of these wells, $264,725 is deemed tangible drilling costs and capitalized.

Proved oil and gas properties: As of September 30, 2011, the Company’s Felix Brandt oil and gas leases include eight proved developed producing (PDP) wells and three saltwater disposal wells. According to the reserve analysis conducted by an independent engineering firm, the estimated discounted net cash flow on the Felix Brandt lease was $118,590 as of December 31, 2010. During the second quarter of 2011, the Company completed three oil wells on its James Leonard lease, acquired in the PetroGreen acquisition of July 2010.  According to the reserve analysis conducted by an independent engineering firm, the estimated discounted net cash flow on both the Felix Brandt and James Leonard leases was $942,120 as of June 30, 2011.  Due to our significant net loss carryforward, we do not expect to pay any federal income taxes on future net revenues provided from either the Brandt or Leonard lease production. Therefore, the pre-tax and after-tax estimate of discounted future net cash flows are both $942,120 and $118,590 at September 30, 2011 and December 31, 2010, respectively.

Asset retirement obligation: The Company accounts for its asset retirement obligations by recording the fair value of a liability for an asset retirement obligation recognized in the period in which it was incurred if a reasonable estimate of fair value could be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and allocated to operating expense using a systematic and rational method. During the first quarter of 2011, the Company added an asset retirement liability for the James Leonard lease, based on the average cost to plug and abandon wells of similar type and structure in the area.  The resulting liability of $6,000 was recorded at its present value of $3,669, with an offsetting asset adjustment to asset retirement cost.   As of September 30, 2011 and December 31, 2010, the Company has recorded an asset of $39,490 and $35,821 and related liability of $43,164 and $36,689, respectively. Accretion for the quarter ended September 30, 2011 was $1,073.

 Impairment:  Current guidance requires that  unamortized capitalized costs (less certain adjustments) for each cost center  not exceed the cost ceiling, which is defined as the present value of future net revenues from estimated production of proved oil and gas reserves (plus certain adjustments). If adjusted unamortized costs capitalized within a cost center exceed the cost center ceiling, the excess is charged to expenses and separately disclosed during the period it occurs. The Company evaluated the carrying cost of the applicable oil producing properties and determined that no additional impairment was noted for the quarter or nine months ended September 30, 2011.

The Company performed a review of its unproved properties and noted no impairment for the quarter or nine months ended September 30, 2011.

The oil and gas related asset values at September 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011	December 31, 2010

Tangible drilling costs	$393,229	$116,603
Proved oil and gas properties	71,060	71,060
Asset retirement cost	39,490	35,821
Impairment	(47,481)	(47,481)
Accumulated DD&A	(57,465)	(20,724)
Total	$398,833	$155,279

Depletion:  Depletion, calculated using the units of production method was $19,654 and $36,741 for the three and nine months ended September 30, 2011.  There was no corresponding expense during the same periods in 2010.

NOTE 11 – CONSOLIDATION OF IFL AND GOODWILL

From the period of IFL’s inception to 2005, our ownership percentage in IFL was 60%. Our ownership increased to 80% during 2005 when our 20% partner withdrew from IFL and rescinded its investment. On August 7, 2006, we obtained the remaining 20% interest in IFL from Stuart Sundlun in consideration for a note payable as described in Note 13 below. This transaction was accounted for as a step acquisition. This step acquisition resulted in an additional $1,500,000 of goodwill as the fair value of the net assets acquired was determined by management to be zero and the consideration given as discussed above was the $1,500,000 note.

Additionally, the Company realized $7,139 of goodwill associated with the acquisition of PetroGreen and AACM3, LLC on July 1, 2010.  The Company sold its wholly owned subsidiary, Adino Drilling, LLC as of March 31, 2011 and the goodwill of $7,139 was written off.

Adino evaluated the aggregate goodwill for impairment at September 30, 2011 and December 31, 2010.  There were no impairment indicators.  The Company has determined that the fair value of the reporting unit exceeds its carrying amount and hence the goodwill is not impaired.

NOTE 12 – ACCRUED LIABILITIES / ACCRUED LIABILITIES –RELATED PARTY

Other liabilities and accrued expenses consisted of the following as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010

Accrued accounting and consulting fees	$128,000	$115,000
Customer deposits	110,000	110,000
Property and payroll tax accrual	62,353	76,113
Asset retirement obligation	43,164	36,689
Deferred lease liability	34,049	33,799
Total accrued liabilities	$377,566	$371,601

Accrued salaries-related party	$954,659	$909,960

Deferred lease liability:  The Lone Star lease is being expensed by the straight line method as required by current guidance, resulting in a deferred lease liability that will be extinguished by the lease termination date of September 30, 2013.

Accrued salaries – related party:  This liability is due to certain officers and directors for current and prior years’ accrued compensation.  They have agreed to postpone payment if necessary, should the Company need capital it would otherwise pay these individuals.

NOTE 13 - NOTES PAYABLE

	September 30, 2011	December 31, 2010

Note payable - Stuart Sundlun, bearing interest of 10% per annum, due August 7, 2011	$1,500,000	$1,500,000
Notes payable - Schwartz group, bearing interest at 6%, due January 9, 2013	272,500	-
Note payable - Gulf Coast Fuels, bearing interest of $25,000	275,000	275,000
Demand note - Perales, non-interest bearing, due May 31, 2011	-	50,000
Note payable – Asher notes, net of discount of $62,355 and $26,807 at September 30, 2011 and December 31, 2010, respectively	118,645	30,693
bearing interest of 8% per annum, due May 13, 2011, (balance $0.00 at 9/30/2011; $57,500 at 12/31/10)
bearing interest of 8% per annum, due February 16, 2012 (balance $53,000 at 9/30/2011; $0.00 at 12/31/10)
bearing interest of 8% per annum, due March 23,2012 (balance $53,000 at 9/30/2011; $0.00 at 12/31/10)
bearing interest of 8% per annum, due April 7, 2012 (balance $37,500 at 9/30/2011; $0.00 at 12/31/10)
bearing interest of 8% per annum, due June 12, 2012 (balance $37,500 at 9/30/2011; $0.00 at 12/31/10)
Notes payable - BWME, bearing interest at 8% per annum, due September 2, 2013	400,000	400,000
Note payable - GMAC, bearing interest of 11.7% per annum with 60 monthly payments of $895, due May 13, 2013	16,834	22,403
Total notes payable	$2,582,979	$2,278,096
Less: current portion	(1,903,715)	(1,864,251)
Long term note payable	$679,264	$413,845

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

During the first quarter of 2011, Asher converted $34,000 of the notes into the Company’s common stock, resulting in an issuance of 1,862,833 shares to Asher.  During the second quarter of 2011, Asher converted the remaining balance of $23,500 into the Company’s common stock, resulting in an issuance of 2,036,820 shares to Asher.  See Note 16 for a detailed description of each conversion.

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

During the second quarter of 2011, the Company issued two nine-month convertible promissory notes to Asher in the amount of $53,000 each. The notes have maturity dates of February 16, 2012 and March 23, 2012 and an annual interest rate of eight percent (8%) per annum. The holders have the right from and after the date of issuance, and until any time until the note is fully paid, to convert any outstanding and unpaid principal portion of the note, and accrued interest, into fully paid and non-assessable shares of common stock. The note has an initial conversion price of sixty five percent (65%) of the three lowest closing bid prices for the ten days preceding the conversion date.

 During the third quarter of 2011, the Company issued two nine-month convertible promissory notes to Asher in the amount of $37,500 each. The notes have maturity dates of April 17, 2012 and June 12, 2012 and an annual interest rate of eight percent (8%) per annum. The holders have the right from and after the date of issuance, and until any time until the note is fully paid, to convert any outstanding and unpaid principal portion of the note, and accrued interest, into fully paid and non-assessable shares of common stock. The note due April 17, 2012 has an initial conversion price of sixty five percent (65%) of the three lowest closing bid prices for the ten days preceding the conversion date. The note due June 12, 2012 has an initial conversion price of fifty six percent (56%) of the three lowest closing bid prices for the ten days preceding the conversion date.

The Asher note’s convertible feature was valued and resulted in a debt discount which is being amortized over the nine month note lives, using the straight line method. In this case, using the straight line method approximates the effective interest method, given the short time to maturity. The Company has the right to redeem the note within 90 days from the date of issuance for 135% of the redemption amount and accrued interest, from days 91-120, the Company has the right to redeem the notes for 145% of the redemption amount and accrued interest, and from days 121-180, the Company has the right to redeem the notes for 150% of the redemption amount and accrued interest.  See Note 16 for a complete discussion of the derivative treatment and accounting of the Asher note.

NOTE 14 - CONTRACT CLAWBACK PROVISION

A component of the acquisition agreement with PetroGreen Energy and AACM3, LLC gave the former owners of these companies the option to repurchase for $1.00 the assets held by the companies as of July 1, 2010 if the Company’s common stock price fails to reach $0.25 per share within three years of the original acquisition date. This contract clawback provision was valued at July 1, 2010 at $408,760 and has been revalued at each successive balance sheet date.  The current value of $402,733 at September 30, 2011, resulted in a loss on change in clawback valuation of $65,379 for the nine months then ended.

NOTE 15 – DERIVATIVE LIABILITY

Based on current guidance, the Company concluded that the convertible notes payable to Asher referred to in Note 16 were required to be accounted for as derivatives. This guidance requires the Company to bifurcate and separately account for the conversion features of the convertible notes issued as embedded derivatives.

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

The structure of the Asher notes caused three other financial instruments held by the Company to be deemed derivatives: The BWME and Schwartz notes and the Haag warrants. All were valued as derivatives as of the date of the Asher note issuance (Haag warrants) or date of issuance (BWME and Schwartz notes) and revalued at December 31, 2010 and September 30, 2011.

Below is detail of the derivative liability balances as of September 30, 2011 and December 31, 2010.

Derivative Liability	December 31, 2010	Additions	Increase (Decrease) from valuation	September 30, 2011

Asher note / BWME notes / Schwartz notes	$96,161	$106,420	$(83,863)	$118,718

Haag warrants	7,350	-	(3,666)	3,684

Total	$103,511	$106,420	$(87,529)	$122,402

The net gain of $18,891 is split between additions to derivative liability due to new notes of $85,579, a reduction of $38,544 to additional paid-in-capital for the derivative reduction attributable to the Asher note conversions discussed in Notes 13 and 16.  The remaining $28,144 is reflected as gain on derivatives in the statement of operations.

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

On August 9, 2011, the Company entered into a consulting agreement with RKM Capital for consulting and investor relations services.  The Company paid $2,500 and issued ten million, seven hundred fifty thousand (10,750,000) shares of restricted common stock, with a market price of $0.02 per share, resulting in expense to the Company of $225,750.

On September 16, 2011, the Board of Directors issued 250,000 shares of restricted common stock to each of its directors as compensation for 2011 director’s fees.  The market price on date of grant was $0.022, resulting in expense to the Company of $11,000.

On September 16, 2011, the Board of Directors granted 500,000 shares of Rule 144 stock to the Company’s controller, Nancy Finney, for services rendered.  Ms. Finney relinquished the 500,000 fully vested options granted to her in 2007 within this transaction.  Current guidance required the options to be revalued as of the day prior to the share grant.  Using the Black-Scholes valuation model and an expected life of 1 year (remaining option life), volatility of 226%, and a discount rate of .09%, the Company has determined the aggregate value of the 500,000 options to be $5,643.  The market price of the issued stock on date of grant was $0.022, resulting in stock expense to the Company of $11,000.  The Company recorded an expense of $5,357 (market value – option value) on the transaction.

As a result of the above common stock issuances, there were 122,910,232 shares issued and outstanding as of September 30, 2011.

PREFERRED STOCK

In 1998, the Company amended its articles to authorize Preferred Stock. There are 20,000,000 shares authorized of Preferred Stock with a par value of $0.001. The shares are non-voting and non-redeemable by the Company. The Company further designated five series of its Preferred Stock: "Series 'A' $12.50 Preferred Stock" (2,159,193 shares authorized), "Series "A" $8.00 Preferred Stock," (1,079,957 shares authorized), Class “B” Preferred Stock Series 1 (666,660 shares authorized), Class “B” Preferred Stock Series 2 (666,660 shares authorized), and Class “B” Preferred Stock Series 3 (666,680 shares authorized). As of September 30, 2011 and December 31, 2010, there are no shares of Preferred Stock issued and outstanding.

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

NOTE 17 – EARNINGS PER SHARE

The table below sets forth the computation of basic and diluted net income (loss) per share for the three and nine months ended September 30, 2011 and 2010.

	For the quarter ended September 30		For the nine months ended September 30
	2011	2010	2011	2010
Numerator:
Basic net income (loss)	$(401,289)	$(51,088)	$(450,281)	$78,779
Diluted net income (loss)	$(401,289)	$(51,088)	$(450,281)	$78,779

Denominator:
Basic and diluted weighted average common shares outstanding	117,505,341	93,760,579	112,099,157	93,672,181
Basic and diluted net income (loss) per share	$0.00	$(0.00)	$(0.01)	$0.00

As of September 30, 2011, Adino had 122,910,232 shares outstanding, with no shares payable outstanding. The Company uses the treasury stock method to determine whether any outstanding options or warrants are to be included in the diluted earnings per share calculation.

As of September 30, 2010, Adino had 1,000,000 earned options outstanding to employees and consultants, exercisable between $0.10 to $0.35 each.  At September 30, 2011, the Company had 500,000 options outstanding to consultants, exercisable between $0.15 and $0.35 each.  See Note 16 for a discussion of the 500,000 options forfeited during September, 2011.  Using an average share price for the nine months ended September 30, 2011 and 2010 of $0.028 and $0.017 respectively, the options resulted in no additional dilution to the Company.

The Company calculated the dilutive effect of the convertibility of the Asher notes, resulting in additional weighted average share additions of 3,316,557 and 3,120,696 for the three and nine months ended September 30, 2011. The effect on earnings per share from the Company’s BWME and Schwartz convertible notes was excluded from the diluted weighted average shares outstanding because the conversion of these instruments would have been non-dilutive since the strike price is above the market price for our stock.  There were no dilutive note instruments in place at September 30, 2010.

The dilutive effect of convertible instruments on earnings per share is not presented in the consolidated statements of operations for periods with a net loss.

NOTE 18 – CONCENTRATIONS

The following table sets forth the amount and percentage of revenue from those customers that accounted for at least 10% of revenues for the nine months ended September 30, 2011 and 2010.

	Quarter Ended		Quarter Ended		Nine Months Ended		Nine Months Ended
	September 30, 2011%		September 30, 2010%		September 30, 2011%		September 30, 2010%

Customer A	$-	0%	$-	0%	$-	0%	$13,402	1%

Customer B	$456,000	100%	$366,000	100%	$1,418,000	100%	$1,020,000	69%

Customer C	$-	0%	$-	0%	$-	0%	$142,642	10%

Customer D	$-	0%	$-	0%	$-	0%	$61,110	4%

Customer E	$-	0%	$0	0%	$-	0%	$251,042	17%

The Company had no outstanding customer receivables at September 30, 2011 or December 31, 2010.  Receivables of $37,028 were for accrued oil sales revenue, delivered in the third quarter and uncollected as of September 30, 2011.

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

Revenue:
The new oil and gas segment experienced minimal revenues during 2010, with only 6 months of ownership in the mature oilfield assets.  The Company experienced significant expenses in subsidiary origination, office set-up, hiring of employees and the well workover program.  The net income of the combined oil and gas segment for the quarter and nine months ended September 30, 2011 and 2010 is as follows:

	Three months ended		Nine months ended
	Sept 30	Sept 30	Sept 30	Sept 30
	2011	2010	2011	2010

Revenues	$137,123	$23,020	$258,581	$23,020

Production and lease operating expenses	129,961	53,327	312,023	53,327

Revenue sharing royalties	16,264	2,133	36,907	2,133

Impairment of oil and natural gas properties	-	-	-	-

Accretion of asset retirement obligation	1,073	-	2,806	-

Depreciation, depletion and amortization	18,877	13,048	64,256	13,048

Total costs	166,175	68,508	415,992	`
				-
Pretax income (loss) from producing activities	(29,052)	(45,488)	(157,411)	(45,488)

Income tax expense	-		-	-

Results of oil and natural gas producing activities				-

(excluding overhead and interest costs)	$(29,052)	$(45,488)	$(157,411)	$(45,488)

The Company experienced a significant increase in oil revenues during the second quarter of 2011, primarily due to the completion of three wells on the James Leonard lease.

Assets
Total Company assets at September 30, 2011 and December 31, 2010 were $3,563,199 and $3,738,767, respectively.  The oil and gas acquisition substantially added to the Company’s asset base. At September 30, 2011 and December 31, 2010, total net oil and gas assets were $566,372 and $719,950 or 16% and 19.3% of the totals, respectively.

As of March 31, 2011, the Company sold Adino Drilling, LLC, resulting in a decrease in machinery and equipment of $350,702, net of depreciation.

	September 30, 2011	December 31, 2010

Machinery and equipment, net of depreciation	$159,051	$505,611
Leasehold improvements, net of depreciation	6,779	-
Oil and gas properties: proved, net of depletion and impairment	355,353	119,458
Oil and gas properties: unproved	3,990	59,060
Asset retirement cost	39,490	35,821
Total net oil and gas assets	$564,663	$719,950

NOTE 20 – SUBSEQUENT EVENTS

On October 1, 2011, the Company’s Chief Executive Officer, serving as interim president of Adino Exploration, LLC, resigned and the Company’s Chief Financial Officer, Shannon W. McAdams, was named President of Adino Exploration, LLC.

On October 12, 2011, the Company signed a letter of intent with Ashton Oilfield Services, LLC for purchase of oilfield equipment, including a drilling rig, associated equipment and several vehicles.  The proposed purchase price for the assets was a total commitment of $6 million ($6,000,000) payable in convertible preferred stock of the Company, with a conversion price of $0.15 per share of common stock of the Company. The letter of intent expires on December 11, 2011.

On October 14, 2011, the Company entered into a production agreement with BlueRock Energy Capital II, LLC (“BlueRock”).  Under the production agreement, BlueRock has agreed to fund Adino with $410,000 for the drilling of five oil wells on the Company’s Leonard and Felix Brandt leases in Coleman County, Texas and for working capital.  Under the terms of the production agreement, BlueRock will be entitled to 65% of the net revenue interest of the wells until BlueRock receives $410,000 plus an 18% return on investment.  These monies are to be paid as the Company receives production payments on the new wells.  After payment of this amount, BlueRock will receive a 3% overriding royalty interest on the wells.

There were no additional subsequent events through November 14, 2011, the date the financial statements were issued.

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

During the second quarter of 2011, the Company realized its first significant revenue from its exploration and production operations.  The three wells drilled on the Leonard lease have produced as expected and are delivering consistent revenues.

The Company believes that with development of mature oily assets, additional lease acquisition and new well drilling, its new emphasis on oil and gas exploration will continue to yield successful results.

Fuel Storage Operations

The Company’s wholly-owned subsidiary, IFL, continues to lease the terminal at 17617 Aldine Westfield Road, Houston, Texas from Lone Star Fuel Storage and Transport, LLC (“Lone Star”).  Utilizing a fuel storage and throughput model, revenues continue to remain strong. During the three and nine months ended September 30, 2011, IFL provided 77% and 85% of the Company’s revenue.

RESULTS OF OPERATIONS

Revenue: The Company’s revenues were $456,000 and $366,817 for the three months ended September 30, 2011 and 2010, respectively, and $1,418,000 and $1,488,483 for the nine months ended September 30, 2011 and 2010, respectively. The Company’s main revenue source was its wholly owned subsidiary, IFL.  IFL had multiple customers during the first quarter 2010.  In May 2010, IFL management negotiated a long term contract with a regional fuel supplier to be the primary customer of the Houston terminal. The new arrangement allows for consistent revenues over the long term and does not include revenues for fuel additives, thus decreasing terminal operations revenue since the May 2010 contract signing.

                       The Company’s acquisition of the oil and gas leases during July, 2010 and the subsequent drilling operations contributed $30,203 in revenue during the first quarter of 2011, $91,255 during the second quarter of 2011, and $137,123 for total oil revenues of $258,581 for the year.  The increase in revenue after the first quarter is largely due to the completion of three oil wells on the James Leonard lease in Coleman County, Texas.  Oil revenue for the quarter and nine months ended September 30, 2010 was $23,202.

Cost of Product Sales:  Amounts reflected included two different product sale costs:  additive expense and royalty expense.
Additive expense:  As customers take their fuel from the IFL terminal, certain fuel additives must be mixed with the diesel to comply with state and federal regulations.  In order to decrease product cost volatility and improve operational efficiency, IFL contracted with a third party fuel additive provider for all fuel additives through April 2010.  The new Houston terminal customer contract begun in May 2010 did not require that IFL provide additive services. Additive expense for the nine months ended September 30, 2010 was $234,607.  There was no corresponding expense for 2011.

Royalty expense:  Production royalty payments began in July 2010 with the acquisition of the PetroGreen companies.  Royalty expense for the three and nine months ended September 30, 2011 was $16,264 and $36,907.  Expense for the same periods in 2010 was $4,935.

Payroll and Related Expenses:  With the addition of Adino Exploration on July 1, 2010, the Company hired several employees to operate its leases.  Additionally, the Company has added payroll for one employee at its corporate office. These employee additions result in payroll expense of $46,541 and $5,613 and $158,602 and $5,613 for the three and nine months ended September 30, 2011 and 2010, respectively.

Terminal Management:  The Company has outsourced its terminal operations since July 2007.  The monthly contract includes employee salaries and benefits, terminal operational expenses, minor repairs, maintenance, insurance and other ancillary operating expenses.  Terminal management expense for the three and nine months ended September 30, 2011 was $101,490 and $302,070, relatively consistent with the expense incurred during the same periods in 2010 of $100,090 and $300,070.  Management evaluates the contract annually.

General and Administrative: The Company’s expense for the quarter and nine months ended September 30, 2011 was $212,293 and $561,425 compared to $197,117 and $515,745 for the same periods in 2010. General and administrative expense is primarily rent expense paid on the IFL terminal to Lone Star, currently $31,855 per month. In July 2010, the Company set up an office in Coleman, Texas to facilitate the development of its oil and gas leases, resulting in additional office and administrative expense of $48,440, $20,635 in taxes and $24,815 in insurance expenses for the nine months ended September 30, 2011.

Legal and Professional:  Legal and professional expense was $133,220 and $62,828 for the quarters ended September 30, 2011 and 2010, respectively. Expense for the nine months ended September 30, 2011 and 2010 was $324,447 and $177,825, respectively.  The nine month increase of $146,622 or 82% is primarily due to increased legal expense related to the lawsuit involving G J Capital.

Consulting Expense:  The Company’s consulting expenses were $443,511 and $242,749 for the quarters ended September 30, 2011 and 2010, respectively, an increase of $200,762 or 82%.  Consulting expense was $870,479 and $558,680 for the nine months ended September 30, 2011 and 2010, respectively.  The nine month increase of $311,799 or 56% is partially due to engineering and geological reports and for operations management for the oil and gas operations.  Additionally, the Company granted stock compensation to the directors, controller and a consulting firm during the third quarter of 2011 for expense of $242,107.  See Note 16 for a more thorough discussion of the stock compensation expense.

Depreciation Expense: This category includes depreciation, accretion and depletion of the Company’s assets.  Total expense was $22,718 and $17,465 for the quarters ended September 30, 2011 and 2010 and $67,119 and $22,550 for the nine months ended September 30, 2011 and 2010, respectively. The increase is due to the addition of machinery and equipment through the Petro Energy acquisition and $2,806 in asset retirement accretion. The Company has also seen a significant increase in its depletion expense, as production increases.  Depletion expense for the nine months ended September 30, 2011 was $36,741.  There was no corresponding expense for 2010.  See Notes 9 and 10 of the Company’s financial statements for additional information regarding these assets and the corresponding depreciation and depletion.

Operating Supplies: Supplies expense was $20,322 and $19,961 for the nine months ended September 30, 2011 and 2010.  The Company’s supplies expense related to its oil lease work over and water flood projects in Coleman, Texas.

Interest Income:  Interest income remained relatively consistent at $46,898 and $49,386 for the nine months ended September 30, 2011 and 2010, respectively. The Company had agreed to an amendment on the $750,000 note receivable with Mr. Sundlun.  This amendment extended the maturity date of the note to August 2011 at no additional interest past the original maturity date of November 6, 2008.  Due to the lack of interest expense, the Company recognized a discount on the note and amortizes that discount through the note’s maturity date.  The note was not extended prior to the September 30, 2011 report date and is currently being negotiated.

Interest Expense:  Interest expense was $75,707 and $49,317 for the three months and $212,569 and $129,789 for the nine months ended September 30, 2011 and 2010, respectively, a nine month increase of $82,780 or 64%. During the third quarter of 2010, the Company closed two separate financings, each resulting in 8% annual interest to the Company. The Company closed additional financing with the Schwartz group in January 2011 at an annual interest rate of 6%.  The Company’s derivatives’ discount amortization and debt conversions with Asher Enterprises contributed $53,398 of the increase.  Interest expense consistent between 2010 and 2011 are for the notes to Mr. Sundlun and vehicle financing. See Note 13 of the Company’s financial statements for additional information regarding this interest expense

Gain from Lawsuit / Sale Leaseback:  The lawsuit settlement on March 23, 2007 resulted in a gain to the Company of $1,480,383.  The transaction was deemed to be a sale/leaseback and therefore the gain was recognized over the life of the capitalized asset, 15 years.

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

Gain (Loss) on Derivative: The Company entered into a series of promissory notes that permit conversion of the note into shares of the Company’s common stock at a discount to the market price. This discount to market conversion feature is treated as a derivative for accounting purposes. This note also caused three other financial instruments held by the Company to be considered derivatives. The Company has calculated the change in value of those instruments for the quarter and nine months ended September 30, 2011 for a gain of $35,419 and $28,144, respectively. Loss on derivatives at September 30, 2010 was $76,314.  See Note 15 of the Company’s financial statements for a more thorough discussion of this loss.

Gain / Loss on Change in Fair Value of Clawback: A component of the Petro Energy acquisition agreement gave the former owners of these companies the option to repurchase for $1.00 the assets held by the companies as of July 1, 2010 if the Company’s common stock price fails to reach $0.25 per share within three years of the original acquisition date. This contract clawback provision was valued at July 1, 2010 at $408,760.  On December 31, 2010, the clawback was valued at $337,354 and was revalued at September 30, 2011 at $402,733, resulting in a loss on change in clawback valuation of $64,683 for the quarter ended September 30, 2011 and a net loss on change in fair value of $65,379 for the nine months ended September 30, 2011.  The Company recorded a gain on clawback valuation of $114,815 at September 30, 2010.

Net Income/Loss: The Company had net loss of $401,289 and $162,913 for the quarters ended September 30, 2011 and 2010, respectively. Year to date resulted in net loss of $851,570 and $84,134 for the nine months ended September 30, 2011 and 2010, respectively.  The increased year to date loss is due to higher legal and consulting expenses, as well as increased payroll and depreciation expenses for the Company’s oil and gas subsidiaries.  The Company also sold its wholly owned subsidiary, Adino Drilling, LLC, to a related party on March 31, 2011, resulting in a loss from discontinued operations of $272,042, as the note receivable of $500,000 was disallowed for reporting purposes.  See Note 6 for a more thorough discussion of the sale.

CAPITAL RESOURCES AND LIQUIDITY

As of September 30, 2011, our cash and cash equivalents were $176,856, compared to $285,171(including $2,899 from discontinued operations) at December 31, 2010.  The Company’s liquidity decreased due to increased legal and consulting expenses.

In order to provide additional financing to drill and complete the wells on the leases that we acquired in the Petro Energy transaction, we issued several convertible promissory notes to a group of investors for an aggregate amount of $272,500 in January 2011. These notes bear interest at the annual rate of 6% and are convertible into Adino common stock at the rate of $0.35 per share.  Additionally, the Company took on four additional short-term convertible notes with Asher Enterprises, Inc. during the second and third quarters of  2011.

Cash flow has been an ongoing concern for the Company due to the large amount of legacy liabilities that Adino accumulated during previous years. These liabilities will likely continue to be a drag on the Company’s financial statements unless and until Adino obtains financing or cash flow from operations increases sufficiently, allowing us to pay off these liabilities.

As of September 30, 2011, the Company has a working capital deficit of $4,092,069 and total stockholders’ deficit of $3,016,788.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern depends upon its ability to obtain funding for its working capital deficit. Of the outstanding current liabilities at September 30, 2011, $391,272 is a non-cash deferred gain on the terminal transaction. See Note 4 for a complete explanation of the deferred settlement gain.  Additionally, $954,659 of the outstanding current liabilities is due to certain officers and directors for prior years’ accrued compensation.  These officers and directors have agreed in writing to postpone payment if necessary, should the Company need capital it would otherwise pay these individuals.  The Company plans to satisfy current year and future cash flow requirements through its fuel terminal storage and oil and gas operations and merger and acquisition opportunities including the expansion of existing business opportunities.  The Company expects these growth opportunities to be financed by a combination of equity and debt capital; however, in the event the Company is unable to obtain additional debt and equity financing, the Company may not be able to continue its operations.

For the nine months ended September 30, 2011, cash used by operating activities was $229,061 compared to cash used by operating activities of $361,128 for the nine months ended September 30, 2010.

The Company incurred capital expenditures of $277,185 in the nine months ended September 30, 2011 to develop its recently acquired oil and gas leases. We were able to secure debt financing at reasonable rates for these expenditures. The Company foresees additional capital expenditures of $375,000 over the next twelve months in order to develop these properties. We do not know at this time whether we will be able to secure financing for these expenditures, and if so, the rates and terms applicable to this financing may exceed our current financing rates.

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

Changes in internal controls. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2011 that have materially affected or are reasonably likely to materially affect internal control over financial reporting.

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

The G J Capital case was set for trial in September 2011 but was not reached on the court’s docket.  A new trial date has not been set. The Company maintains the original contract amount of $275,000 as a liability, but  disputes G J Capital’s allegations in the lawsuit.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the third quarter of 2011, the Company issued two nine-month convertible promissory notes to Asher in the amount of $37,500 each. The notes have maturity dates of April 17, 2012 and June 12, 2012 and an annual interest rate of eight percent (8%) per annum. The holders have the right from and after the date of issuance, and until any time until the note is fully paid, to convert any outstanding and unpaid principal portion of the note, and accrued interest, into fully paid and non-assessable shares of common stock. The note due April 17, 2012 has an initial conversion price of sixty five percent (65%) of the three lowest closing bid prices for the ten days preceding the conversion date. The note due June 12, 2012 has an initial conversion price of fifty six percent (56%) of the three lowest closing bid prices for the ten days preceding the conversion date.

On August 9, 2011, the Company entered issued ten million, seven hundred fifty thousand (10,750,000) shares of restricted common stock to a consulting and investor relations firm.

On September 16, 2011, the Company issued 250,000 shares of restricted common stock to each of its directors as compensation for 2011 directors’ fees.

The Company claims an exemption from registration for the above issuances pursuant to Section 4(2) of the Securities Act due to the small number of purchasers and their sophistication in financial and business matters.

On September 16, 2011, the Company granted 500,000 shares of restricted stock to the Company’s controller, Nancy Finney, for services rendered.  Ms. Finney relinquished the 500,000 fully vested options granted to her in 2007 within this transaction. The Company claims an exemption for the above issuance pursuant to Section 3(a)(9) of the Securities Act due to the fact that Ms. Finney was an existing securityholder of the Company at the time of the exchange.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following documents are filed or furnished as part of this report:

Exhibit
Number	Exhibit

3.1	Articles of Incorporation (as amended January 30, 2008) (incorporated by reference to our Form 10-K filed on March 18, 2009)
3.2	By-laws of Golden Maple Mining and Leaching Company, Inc. (now Adino Energy Corporation) (incorporated by reference to our Form 10-K filed on March 18, 2009)
10.1	Terminaling Services Agreement for Commingled Products (incorporated by reference to our Form 10-Q filed on November 22, 2010)
10.2	Amendment to Terminaling Agreement (incorporated by reference to our Form 10-Q filed on November 22, 2010)
10.3	Resolution of the Board of Directors of December 30, 2009 (incorporated by reference to our Form 10-Q filed on November 10, 2009)
10.4	Membership Interest Purchase Agreement (incorporated by reference to our Form 10-K filed on April 1, 2011)
10.5	Post-Closing Agreement (incorporated by reference to our Form 10-K filed on April 1, 2011)
10.6	Employment agreement of Sonny Wooley
10.7	Employment agreement of Timothy G. Byrd, Sr.
14	Code of Business Conduct and Ethics (incorporated by reference to our Form 10-K filed on March 18, 2009)
31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a) of the Exchange Act
31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(a) of the Exchange Act
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive Data File

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the undersigned has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

ADINO ENERGY CORPORATION

By:	/s/ Timothy G. Byrd, Sr.
Timothy G. Byrd, Sr.
Chief Executive Officer and Director
November 14, 2011

/s/ Shannon W. McAdams
Shannon W. McAdams
Chief Financial Officer
November 14, 2011