Form 10-K/A
period 2010-12-31
ADINO ENERGY CORP
filed 2012-01-03
CIK 700815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K / A

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

EXPLANATORY NOTE

This amended annual report on Form 10-K/A is being submitted to include biographical information on our Chief Financial Officer in Item 10 and to correct the certifications by our Chief Financial Officer. There are no other substantive changes to our annual report filed on April 1, 2011 contained in this filing.

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

DIRECTORS, EXECUTIVE OFFICERS, AND SIGNIFICANT EMPLOYEES
Set forth below are the names, ages, and positions of the executive officers and directors of the Company.

Name	Age	Office

Sonny Wooley	71	Chairman of the Board of Directors
Timothy Byrd	48	Chief Executive Officer, Chief Financial Officer and Director
Shannon W. McAdams	39	Chief Financial Officer (as of January, 2011)
Peggy Behrens	54	Secretary and Director
Iftikhar Dean	63	President and Director

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

SHANNON W. MCADAMS, CHIEF FINANCIAL OFFICER
Mr. McAdams became the Company’s CFO in January, 2011.  A long-time advisor to the Company, Mr. McAdams brings 14 years of investment banking and principal investor experience. His background includes energy industry transactional and financial advisory work, transaction negotiation and structuring, due diligence and strategic & commercial advice. Prior to joining Adino Energy, Mr. McAdams was a Director at Galway Group where he advised clients on E&P, mid-stream and petroleum distribution transactions as well as LNG and geothermal projects. Previously, he was with JPMorgan Chase & Co where he worked in investment banking and later as a buy-side equity analyst. Mr. McAdams is a former U.S. Army Officer and a Chartered Financial Analyst (CFA). He earned his M.B.A. (with honors) from Tulane University, with concentrations in Finance and Entrepreneurship, and a B.S. in Interdisciplinary Finance from the University of Alabama where he was a Distinguished Military Graduate.

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

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the undersigned has duly caused this Form 10-K to be signed on its behalf by the undersigned, there unto duly authorized, in the City of Houston, Texas on December 30, 2011.

ADINO ENERGY CORPORATION

By: /s/ Timothy G. Byrd, Sr.
Timothy G. Byrd, Sr.
CEO and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Signature	Name and Title	Date

/s/ Sonny Wooley	Chairman of the Board	December 30, 2011
Sonny Wooley	of Directors

/s/ Timothy G. Byrd, Sr.	Chief Executive Officer	December 28, 2011
Timothy G. Byrd, Sr.	and Director

/s/ Shannon W. McAdams, CFA	Chief Financial Officer	December 29, 2011
Shannon W. McAdams, CFA