Form 10-Q
period 2012-03-31
ADINO ENERGY CORP
filed 2012-05-21
CIK 700815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  At May 21, 2012, there were 144,213,710 shares of common stock outstanding.

ITEM 1. FINANCIAL STATEMENTS

ADINO ENERGY CORPORATION

Consolidated Balance Sheets

AS OF MARCH 31, 2012 AND DECEMBER 31, 2011

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Cash in bank	$49,934	$224,401
Certificate of deposit – restricted	50,019	50,000
Accounts receivable, net of allowances	27,555	14,859
Deposits and prepaid assets	12,931	66,908
Notes receivable	750,000	750,000
Interest receivable	375,208	375,208
Receivable – asset sale	400,000	-
Other assets	43,595	25,001
Total current assets	1,709,242	1,506,377

Fixed assets, net of accumulated depreciation of $86,701 and $88,874, respectively	166,372	514,061
Oil and gas properties (full cost method), net of accumulated amortization, depreciation, depletion, and asset impairment
Proved	353,286	406,025
Unproved	310,228	280,602
Discontinued operations - net assets held for sale	-	1,668,238
Total non-current assets	829,886	2,868,926
TOTAL ASSETS	$2,539,128	$4,375,303

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable	$409,012	$466,601
Accounts payable - related party	37,125	82,387
Accrued liabilities	112,823	129,387
Accrued liabilities - related party	860,080	1,013,034
Contract clawback provision	506,388	386,739
Asset retirement obligation	52,010	50,944
Notes payable - current portion	2,094,902	2,325,849
Convertible notes payable - current portion	186,574	119,514
Interest payable	866,590	830,360
Derivative liability	86,300	136,894
Deferred revenue	50,000	50,000
Discontinued operations - liabilities held for sale	-	1,009,638
Total current liabilities	5,261,804	6,601,347

Notes payable, net of current portion	3,378	5,007
Convertible notes payable, net of current portion	400,000	485,000
TOTAL LIABILITIES	5,665,182	7,091,354

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 20,685,250 shares authorized, 111,180 and 109,642 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	728,455	685,558
Capital stock, $0.001 par value, 500 million shares authorized, 135,487,043 and 125,574,295 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	135,486	125,573
Additional paid in capital	14,236,066	14,177,563
Retained deficit	(18,226,061)	(17,704,745)
Total stockholders’ deficit	(3,126,054)	(2,716,051)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,539,128	$4,375,303

See accompanying notes to the financial statements

ADINO ENERGY CORPORATION

Consolidated Statements of Operations

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(Unaudited)

	Three months ended
	March 31	March 31
	2012	2011

REVENUES AND GROSS MARGINS
Oil and gas operations	98,733	24,753
Total revenues	98,733	24,753

OPERATING EXPENSES
Cost of product sales	11,173	1,331
Payroll and related expenses	38,546	64,353
General and administrative	426,945	38,625
Legal and professional	11,342	86,918
Consulting fees	134,343	187,978
Repairs	2,723	2,990
Depreciation, depletion and accretion expense	40,954	9,616
Operating supplies	10,019	2,195
Total operating expenses	676,045	394,006

OPERATING LOSS	(577,312)	(369,253)

OTHER INCOME AND EXPENSES
Interest income	648	19,297
Interest expense	(98,834)	(71,530)
Gain on asset sale	161,905	-
Gain on derivative	50,417	10,829
(Loss) on change in fair value of clawback	(119,649)	(59,734)
Total other income and expense	5,513	(101,138)

LOSS FROM CONTINUING OPERATIONS	$(582,825)	$(470,391)

DISCONTINUED OPERATIONS

Gain from operations of discontinued Intercontinental Fuels, LLC	61,509	248,961
Loss from operations of discontinued Adino Drilling, LLC	-	(272,042)
NET LOSS	$(521,316)	$(493,472)

Net loss per share, basic and fully diluted - continuing operations	$(0.00)	$(0.00)
Net income (loss) per share, basic and fully diluted - discontinued operations	$0.00	$(0.00)
Total net loss per share, basic and fully diluted	$(0.00)	$(0.00)

Weighted average shares outstanding, basic and fully diluted	133,446,401	107,685,367

The accompanying notes are an integral part of these financial statements.

ADINO ENERGY CORPORATION

Consolidated Statement of Changes in Stockholders’ Deficit

FOR THE PERIOD ENDED MARCH 31, 2012

(Unaudited)

	Common Stock Shares	Common Stock Amount	Preferred Shares	Preferred Stock Amount	APIC	Retained Earnings (Deficit)	Total

Balance December 31, 2011	125,574,295	$125,573	109,642	$685,558	$14,177,563	$(17,704,745)	$(2,716,051)

Shares issued in debt conversion - common	9,912,748	9,913	-	-	37,207	-	47,120

Reduction in derivative liability	-	-	-	-	21,296		21,296
Shares issued in debt conversion - preferred	-	-	681	22,500	-	-	22,500
Shares issued for cash	-	-	857	30,000	-	-	30,000
Dividend on preferred stock	-	-	-	(9,603)	-	-	(9,603)
Net loss	-	-	-	-	-	(521,316)	(521,316)
Balance March 31, 2012	135,487,043	$135,486	111,180	$728,455	$14,236,066	$(18,226,061)	$(3,126,054)

The accompanying notes are an integral part of these financial statements.

ADINO ENERGY CORPORATION

Consolidated Statements of Cash Flows

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(Unaudited)

	March 31, 2012	March 31, 2011

Cash Flows from Operating Activities:
Net (Loss)	$(521,316)	$(493,472)

Adjustments to Reconcile net (loss) to net cash (used in) operating activities:
Depreciation and depletion	40,082	30,615
Accretion	1,066	825
Amortization of discount on note receivable	-	(19,255)
Amortization of note payable discount	30,680	21,441
Gain on change in derivative liability	(50,417)	(10,829)
Bad debt expense	358,401	-
Gain on sale – Ashton assets	(161,905)	-
Loss on change in fair value of clawback provision	119,649	59,734
Gain on lawsuit settlement	(32,607)	(97,820)
Loss on sale of subsidiary	8,415	252,524
Change in operating assets and liabilities
Accounts receivable	(13,090)	(2,356)
Other assets	54,352	231
Accounts payable and accrued liabilities	(471,296)	6,311
Net cash (used in) operating activities	$(637,986)	$(252,051)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of IFL	244,825	-
Proceeds from sale of fixed assets - Ashton	100,000	-
Purchases of equipment	(25,819)	(97,973)
Net cash provided by (used in) investing activities	$319,005	$(97,973)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing on debt	40,000	272,500
Proceeds from preferred stock sale	30,000	-
Principal payments on note payable	(33,030)	(32,072)
Net cash provided by financing activities	$36,970	$240,428

Net change in cash and cash equivalents	(282,011)	(109,596)
Cash and cash equivalents, beginning of period	331,945	285,171
Cash and cash equivalents, end of period	$49,934	$175,575

Cash paid for:
Interest	$26,284	$9,571
Income taxes	-	-

Non-cash transactions:
Stock issued in debt conversion - common stock	$45,000	$34,000
Stock issued in debt conversion - preferred stock	$22,500	$-
Asset retirement obligation	$-	$3,669
Accrual of dividend payable	$9,603	$-
Note receivable – Ashton assets	$400,000	$-
Derivative liability new debt	$21,119	$22,594
Reduction in derivative due to debt conversions	$21,296	$-

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

In January 2008, the Company changed its name to Adino Energy Corporation. We believed that this name better reflected our current and future business activities.

As of July 1, 2010, the Company acquired PetroGreen Energy LLC, a Nevada limited liability company, and AACM3, LLC, a Texas limited liability company d/b/a Petro 2000 Exploration Co. (together "Petro Energy"). Petro Energy was a licensed Texas oilfield operator currently operating 11 wells on two leases covering approximately 300 acres in Coleman County, Texas. Petro Energy also owned a drilling rig, two service rigs and associated tools and equipment. The Company also acquired the operator license held by the principal of Petro Energy.

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

On March 31, 2011, the Company sold the membership interest of Adino Drilling, LLC to a related party.  Under the terms of the agreement, the Company realized a reduction in accrued liability of $100,000 and acquired a $500,000 six year, 5.24% interest note receivable, for a total sale price of $600,000.  The sale resulted in a gain to the Company of $247,376; however the transaction’s related party note of $500,000 is not allowed for reporting purposes, therefore the Company had a reportable loss of $252,624.

In October 2011 Adino signed a letter of intent to purchase all of the assets of Ashton, AOS 1A, and AOS 1-B. The proposed purchase price for the assets was $6,000,000 in face value of convertible preferred stock of the Company, with the preferred stock converting to common stock at the rate of $0.15 per share. The parties agreed that partial closing of the purchase would occur once the sellers received clear title to the assets subject to the agreement. The first partial closing of purchase occurred on November 3, 2011, and the Company issued 100,000 shares of Adino's Class "B" Preferred Stock Series 1 (the "Preferred Stock"), as follows: 95,534 shares to AOS 1A, and 4,466 shares to AOS 1-B. The Preferred Stock shall be convertible into common shares at AOS 1A or AOS 1-B's option at any time after six months, provided that (a) immediately after the first six months, only 25% of the Preferred Stock may be converted to common stock, and (b) each month thereafter, only up to 12.5% of the Preferred Stock may be converted to common stock. The Preferred Stock shall have other terms as determined by Adino's Board of Directors. The number of shares of Preferred Stock was chosen to conform to the agreed upon value of $1,500,000 for the assets. The Company later decided not to acquire the remaining Ashton assets. On February 7, 2012, the Company sold all oilfield machinery and equipment it had purchased from Ashton Oilfield Services in its November 2011 acquisition for $500,000.

With the Company’s focus on oil and gas exploration and production, the Company decided to sell its interest in IFL. To that end, on February 7, 2012, Adino sold all of its membership interest in IFL to Pomisu XXI S.L. (“Buyer”). The purchase price to be paid by the Buyer was $900,000, paid in two installments with the first installment of $244,825 paid on February 7, 2012, and the balance due not later than May 7, 2012. The balance of the purchase price shall be computed as follows: $900,000 minus $244,825 (initial installment) minus $655,157 of IFL liabilities assumed and settled by the Buyer. The liabilities included $106,520 in accounts payable, $1,500 to a related party, $110,000 in retained customer deposit and $437,155 for the G J Capital lawsuit judgment (see Note 25 for a more thorough discussion).

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

Management assesses the need for an allowance for doubtful accounts based upon the financial strength of our customers, historical experience with our customers and the aging of the amounts due. For the year ended December 31, 2011, we had no reserve for doubtful accounts as all of our receivables were collected early in the subsequent period and had no expectation of loss. At March 31, 2012, the Company reserved the amount due from sale of IFL, or $358,401.

Cash Equivalents

For purposes of reporting cash flows, the Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.  We had no cash equivalents at either March 31, 2012 or December 31, 2011.

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

Other Assets

Supplies consisting of equipment and parts to be used for future drilling projects and repair to existing wells are stated at cost.  As the supplies are assigned to a particular project, they are then capitalized or expensed, accordingly.  Supplies are evaluated at each balance sheet date for obsolescence and impairment.

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

Oil and Gas Producing Activities

The Company follows the full cost method of accounting for oil and gas operations whereby all costs associated with the exploration and development of oil and gas properties are initially capitalized into a single cost center (full cost pool”). Such costs include land acquisition costs, geological and geophysical expenses, carrying charges on non-producing properties and costs of drilling directly related to acquisition and exploration activities. Proceeds from property sales are generally credited to the full cost pool, with no gain or loss recognized, unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs. A significant alteration would typically involve a sale of 25% or more of the proved reserves related to a full cost pool.

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

Revenue Recognition

IFL earns revenue from customer contract payments on a monthly basis. The Company recognizes revenue from the contracts in the month that the services are provided based upon contractually determined rates.

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

For the three and twelve months ended March 31, 2012 and December 31, 2011, Adino evaluated and determined that no impairment was warranted on the fixed assets of the Company.  Additionally, no impairment was required on the oil and gas assets of the Company.  There was no change to the impairment analysis performed at the December 31, 2011 audit and no indicators of impairment at the review.  See Notes 12 and 13 for a more thorough discussion of the Company’s fixed assets and oil and gas assets as of March 31, 2012 and December 31, 2011.

Goodwill

Through December 31, 2011, goodwill has been our single largest asset. We evaluate the recoverability and measure the potential impairment of our goodwill annually. The annual impairment test is a two-step process that begins with the estimation of the fair value of the reporting unit. The first step screens for potential impairment and the second step measures the amount of the impairment, if any. Our estimate of fair value considers the financial projections and future prospects of our business, including its growth opportunities and likely operational improvements. As part of the first step to assess potential impairment, we compare our estimate of fair value for the reporting unit to the book value of the reporting unit. We determine the fair value of the reporting units based on the income approach. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. If the book value is greater than our estimate of fair value, we would then proceed to the second step to measure the impairment, if any. The second step compares the implied fair value of goodwill with its carrying value. The implied fair value is determined by allocating the fair value of the reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. If the carrying amount of the reporting unit’s goodwill is greater than its implied fair value, an impairment loss will be recognized in the amount of the excess. We believe our estimation methods are reasonable and reflect common valuation practices.

In December 2010, the FASB issued FASB ASU No. 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts,” which is now codified under FASB ASC Topic 350, Intangibles - Goodwill and Other.” This ASU provides amendments to Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not goodwill impairment exists. When determining whether it is more likely than not impairment exists, an entity should consider whether there are any adverse qualitative factors, such as a significant deterioration in market conditions, indicating impairment may exist. FASB ASU No. 2010-28 is effective for fiscal years (and interim periods within those years) beginning after December 15, 2010. Upon adoption of the amendments, an entity with reporting units having carrying amounts which are zero or negative is required to assess whether it is more likely than not the reporting units’ goodwill is impaired. If the entity determines impairment exists, the entity must perform Step 2 of the goodwill impairment test for that reporting unit or units. Step 2 involves allocating the fair value of the reporting unit to each asset and liability, with the excess being implied goodwill. An impairment loss results if the amount of recorded goodwill exceeds the implied goodwill. Any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of adoption.

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

With the sale of IFL in February 2012, the Company has removed all IFL goodwill at March 31, 2012.

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

NOTE 3-GOING CONCERN

As of March 31, 2012, the Company has a working capital deficit of $3,552,562 and total stockholders’ deficit of $3,126,054.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern depends upon its ability to obtain funding for its working capital deficit. Of the outstanding current liabilities at March 31, 2012, $860,080 of the outstanding current liabilities is due to certain officers and directors for prior years’ accrued compensation.  These officers and directors have agreed in writing to postpone payment if necessary, should the Company need capital it would otherwise pay these individuals. Additionally, non-cash items include derivative liability of $86,300 and contract clawback provision of $506,388.  The Company plans to satisfy current year and future cash flow requirements through its oil and gas operations and merger and acquisition opportunities including the expansion of existing business opportunities.  The Company expects these growth opportunities to be financed by a combination of equity and debt capital; however, in the event the Company is unable to obtain additional debt and equity financing, the Company may not be able to continue its operations.

NOTE 4 - LEASE COMMITMENTS

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

With the Company’s focus on oil and gas exploration and production, the Company decided to sell its interest in IFL. To that end, on February 7, 2012, Adino sold all of its membership interest in IFL to Pomisu XXI S.L. (“Buyer”). The purchase price to be paid by the Buyer was $900,000, paid in two installments with the first installment of $244,825 paid on February 7, 2012, and the balance due not later than May 7, 2012. The balance of the purchase price shall be computed as follows: $900,000 minus $244,825 (initial installment) minus $655,157 of IFL liabilities assumed and settled by the Buyer. The liabilities included $106,520 in accounts payable, $1,500 to a related party, $110,000 in retained customer deposit and $437,155 for the G J Capital lawsuit judgment (see Part II, Item 1 for a more thorough discussion).

For the three months ended March 31, 2012 and 2011, the Company recognized $24,042 and $97,820 respectively, in gain on sale/leaseback. These amounts are included in discontinued operations due to the sale of IFL.

NOTE 5 - CERTIFICATE OF DEPOSIT

At March 31, 2012 and December 31, 2011, the Company has $50,019 and $50,000, respectively, of restricted certificates of deposit (CDs”). These investments are classified as either a current or long-term asset based on their maturity date. The securities generally have maturity dates of ten months to over one year. The restricted investments serve as collateral for an oil and gas operator license held by the Company’s wholly-owned subsidiary, Adino Exploration, LLC. The cash is held in custody by the issuing bank, is restricted as to withdrawal or use, and is currently invested in certificates of deposit. Income from these investments is paid to the Company at maturity of the certificates of deposit. These investments are classified as held-to-maturity and are recorded as either short-term or long-term on the balance sheet based on contractual maturity date and are recorded at amortized cost.  The Company’s securities are classified as held-to-maturity because the Company has the positive intent and ability to hold the securities to maturity.

NOTE 6 - ACCOUNTS RECEIVABLE

The Company uses an oil and gas gathering company for its oil sales. Each month, sales are recorded as the product is picked up by the gatherer and payments are made to the Company, the following month. The amounts accrued at March 31, 2012 and December 31, 2011 are for current month production, to be paid the subsequent month. Additionally, the Company advanced $10,000 to a business associate in December, 2011 for repayment in 2012.

	March 31, 2012	December 31, 2011

Oil and gas gatherer receivable	$17,555	$4,859
Advances	10,000	10,000
Total	$27,555	$14,859

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

NOTE 8 – SALE OF ADINO DRILLING, LLC

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

Below are the asset and liability values for Adino Drilling, LLC at March 31, 2011:

Assets disposed at March 31, 2011

Cash	$100
Fixed assets, net of depreciation of $34,837 and $21,186 at March 31, 2011 and December 31, 2011, respectively	350,702
Total assets	350,802

Accounts payable	5,317
Accounts payable - related party	-
Total liabilities	5,317
aw8
Net assets - discontinued operations	$345,485

NOTE 9 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s $50,000 CD is carried at cost, which approximates market. During the three months ended March 31, 2012, the Company realized $19 in interest income on the CD. The Company valued the Petro Energy acquisition contract clawback and the current convertible note and warrant derivatives using Level 3 criterion, shown below. As of March 31, 2012, the valuations resulted in a gain on derivatives of $50,417 and loss on contract clawback provision of $119,649 for a net loss of $69,251. As of December 31, 2011, the valuations resulted in a gain on derivatives of $10,850, loss on contract clawback provision of $49,385 and goodwill impairment of $4,827 for a net loss of $53,859.

March 31, 2012
Description	Level 1	Level 2	Level 3	Total Realized Gain (Loss) due to Valuation at	Total Unrealized Gain (Loss) due to valuation

Marketable security - CD	$50,019	$-	$-	$19	$-

Notes payable - derivative	-	-	85,607	(47,450)	-

Haag warrants - derivative	-	-	693	(2,967)	-

Contract clawback provision	-	-	506,388	119,649	-
Total	$-	$-	$592,688	$69,251	$-

December 31, 2011
Description	Level 1	Level 2	Level 3	Total Realized Gain (Loss) due to Valuation	Total Unrealized Gain (Loss) due to Valuation

Marketable security - CD	$50,000	$-	$-	$-	$-

Goodwill	-	-	1,554,413	(4,827)	-

Notes payable - derivative	-	-	133,235	14,541	-

Haag warrants - derivative	-	-	3,659	(3,691)	-

Contract clawback provision	-	-	386,739	49,385	-
Total	$50,000	$-	$2,078,046	$53,859	$-

With the sale of IFL, the Company removed all associated goodwill at the sale date, February 7, 2012. At December 31, 2011, the Company recognized a loss on goodwill of $4,827 for an ending balance of $1,554,413.

NOTE 10 - NOTES RECEIVABLE / INTEREST RECEIVABLE

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

In addition to the above facts, the note holder provided a separate written confirmation to the Company's auditors at December 31, 2011 of both the note payable and note receivable balances, respectively.

The Company's net notes receivable and payable to and from Mr. Sundlun are a net payable of $750,000.

The 600 units of IFL are no longer held in escrow as the Company purchased all 1,200 units of IFL including the escrow units for $1,500,000 which is the value of the note payable.

The note receivable from Mr. Sundlun matured on November 6, 2008.  The Company extended the note’s maturity date to August 8, 2011 with no additional interest accrual to occur past November 6, 2008.  Due to the fact that there will be no interest accrued on the note going forward, the Company recorded a discount on the note principal of $179,671.  The discount was fully amortized as of August 8, 2011.  The Company and Mr. Sundlun do not deem the notes in default and were discussing the note extension or renegotiation at March 31, 2012.

Interest accrued on the Sundlun note receivable was $375,208 at March 31, 2012 and December 31, 2011.

A schedule of the balances at March 31, 2012 and December 31, 2011 is as follows:

	March 31, 2012	December 31, 2011

Sundlun note receivable	$750,000	$750,000
Less: current portion	(750,000)	(750,000)
Total long-term notes receivable	$-	$-

NOTE 11 – RECEIVABLE – ASSET SALES

In October 2011 Adino signed a letter of intent to purchase all of the assets of Ashton, AOS 1A, and AOS 1-B. The proposed purchase price for the assets was $6,000,000 in face value of convertible preferred stock of the Company, with the preferred stock converting to common stock at the rate of $0.15 per share. The parties agreed that partial closing of the purchase would occur once the sellers received clear title to the assets subject to the agreement. The first partial closing of purchase occurred on November 3, 2011, and the Company issued 100,000 shares of Adino's Class "B" Preferred Stock Series 1 (the "Preferred Stock"), as follows: 95,534 shares to AOS 1A, and 4,466 shares to AOS 1-B. The Preferred Stock shall be convertible into common shares at AOS 1A or AOS 1-B's option at any time after six months, provided that (a) immediately after the first six months, only 25% of the Preferred Stock may be converted to common stock, and (b) each month thereafter, only up to 12.5% of the Preferred Stock may be converted to common stock. The Preferred Stock shall have other terms as determined by Adino's Board of Directors. The number of shares of Preferred Stock was chosen to conform to the agreed upon value of $1,500,000 for the assets. The Company later decided not to acquire the remaining Ashton assets. On February 7, 2012, the Company sold all oilfield machinery and equipment it had purchased from Ashton Oilfield Services in its November 2011 acquisition for $500,000. At March 31, 2012, the outstanding balance on the purchase was $400,000, which was fully collected as of May 17, 2012.

With the Company’s focus on oil and gas exploration and production, the Company decided to sell its interest in IFL. To that end, on February 7, 2012, Adino sold all of its membership interest in IFL to Pomisu XXI S.L. (Buyer”). The purchase price to be paid by the Buyer was $900,000, paid in two installments with the first installment of $244,825 paid on February 7, 2012, and the balance due not later than May 7, 2012. The balance of the purchase price shall be computed as follows: $900,000 minus $244,825 (initial installment) minus $655,157 of IFL liabilities assumed and settled by the Buyer. The agreement also called for any cash payments made by the Company, on behalf of the Buyer, to be repaid to the Company at the settlement. As of March 31, 2012, the Company had paid $200,321 in partial settlement of the G J Capital lawsuit judgment. The full receivable balance due from Buyer of $358,401 has been reserved, as the balance had not been collected by the May 7, 2012 settlement date (subsequent to the date of the this report).

A schedule of the balances at March 31, 2012 and December 31, 2011 is as follows:

	March 31, 2012	December 31, 2011

Ashton asset sale	$400,000	$-
IFL membership sale	358,401	-
Less: allowance for uncollectible accounts	(358,401)	-
Total receivable – asset sales	$400,000	$-

NOTE 12 – FIXED ASSETS

The following is a summary of this category:

	March 31, 2012	December 31, 2011

Machinery and equipment	$185,149	$528,720
Vehicles	60,927	60,927
Leasehold improvements	6,997	13,288
Total assets - continuing operations	253,073	602,935
Less: Accumulated depreciation	(86,701)	(88,874)
Net assets - continuing operations	166,372	514,061
Machinery and equipment – Intercontinental Fuels, LLC, discontinued as of 2/7/2012, net of accumulated depreciation	-	6,281
Total	$166,372	$520,342

On February 7, 2012, the Company sold the membership shares of IFL to a third party.  IFL’s assets were leasehold improvements and office equipment, with a net book value of $6,281 at the time of sale. The sale resulted in a loss to the Company of $8,416, which is included with the IFL activity through the sale date, in the discontinued operations section of the statement of operations.

The useful life for leasehold improvements is 15 years. Machinery and equipment has a useful life of seven years, vehicles’ useful life is five years and office equipment is being depreciated over three years.  Depreciation expense for the quarters ended March 31, 2012 and 2011 was $9,744 and $27,170, respectively.

NOTE 13 - OIL AND GAS PROPERTIES

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

Since the Petro Energy acquisition, the Company has completed an extensive workover program on the original wells acquired. The Company has also drilled and completed 3 wells on the James Leonard lease during 2011. In late 2011, the Company drilled 5 new wells - 4 on the James Leonard lease and 1 on the Felix Brandt lease, financed by BlueRock Energy Capital II, LLC (BlueRock”). (See Note 17 for additional discussion).

Proved oil and gas properties: As of March 31, 2012, the Company’s Felix Brandt and James Leonard leases include thirteen proved developed producing (PDP) wells and three saltwater disposal wells. According to the reserve analysis conducted by an independent engineering firm, the estimated discounted net cash flow on the Felix Brandt lease was $118,590 as of December 31, 2010. As a result of the Company’s workover and drilling programs during 2011, the estimated discounted net cash flow on the combined Felix Brandt and James Leonard leases are $951,247 as of December 31, 2011. Due to our significant net loss carryforward, we do not expect to pay any federal income taxes on future net revenues provided from the Felix Brandt lease production. Therefore, the pre-tax and after-tax estimate of discounted future net cash flows at December 31, 2011 are both $951,247. There was no updated estimated of future net reserves performed at March 31, 2012.

Asset retirement obligation: The Company accounts for its asset retirement obligations by recording the fair value of a liability for an asset retirement obligation recognized in the period in which it was incurred if a reasonable estimate of fair value could be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and allocated to operating expense using a systematic and rational method. As of March 31, 2012, the Company has recorded a net asset of $46,372 and related liability of $52,010. Accretion for the quarter ended March 31, 2012 was $1,066.

Impairment:  Current guidance requires that  unamortized capitalized costs (less certain adjustments) for each cost center  not exceed the cost ceiling, which is defined as the present value of future net revenues from estimated production of proved oil and gas reserves (plus certain adjustments). If adjusted unamortized costs capitalized within a cost center exceed the cost center ceiling, the excess is charged to expenses and separately disclosed during the period it occurs. The Company evaluated the carrying cost of the applicable oil producing properties and determined that the carrying value should be reduced by $47,481 for the year ended December 31, 2010. For the quarter ended March 31, 2012 and the year ended December 31, 2011, the Company evaluated the carrying cost of the applicable oil producing properties and determined that the carrying value did not exceed the cost ceiling, therefore no adjustment was necessary for the first quarter of 2012 or year ended December 31, 2011.

The oil and gas related asset values at March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012	December 31, 2011

Tangible drilling costs	$386,933	$409,334
Proved oil and gas properties	71,060	71,060
Unproved oil and gas properties	310,228	280,602
Asset retirement cost	46,372	46,372
Impairment	(47,481)	(47,481)
Accumulated depletion	(103,598)	(73,260)
Total	$663,514	$686,627

Depletion expense for the three months ended March 31, 2012 and 2011 was $30,338 and $3,445, respectively.

NOTE 14 - OTHER ASSETS

As the Company’s wells and lease holdings have increased, it has need for supplies on hand for lease and well repair and maintenance. At March 31, 2012 and December 31, 2011, the Company had $43,595 and $25,001 in supplies and replacement parts available for use, respectively.

NOTE 15 - CONSOLIDATION OF IFL AND GOODWILL

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

Adino evaluated the aggregate goodwill for impairment at March 31, 2012 and December 31, 2011. Due to the sale of the Company’s interest in IFL in February 2012, the Company has recorded impairment of goodwill on the transaction of $1,554,413 and $4,827, respectively.

NOTE 16 – ACCRUED LIABILITIES / ACCRUED LIABILITIES – RELATED PARTY

Other liabilities and accrued expenses consisted of the following as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011

Accrued accounting and legal fees	$103,000	$125,000
Property and payroll tax accrual	220	2,445
Dividend payable	9,603	1,942
Total accrued liabilities	$112,823	$129,387

Accrued salaries-related party	$860,080	$1,013,034

Asset retirement obligation	$52,010	$50,944

Accrued salaries - related party:  This liability is due to certain officers and directors for prior years’ accrued compensation.  They have agreed to postpone payment if necessary, should the Company need capital it would otherwise pay these individuals.

NOTE 17 - NOTES PAYABLE / CONVERTIBLE NOTES PAYABLE

	March 31, 2012	December 31, 2011

NOTES PAYABLE
Note payable - Stuart Sundlun, bearing interest of 10% per annum, due August 7, 2011	$1,500,000	$1,500,000
Note payable - Gulf Coast Fuels/GJ Capital	236,834	436,380
Notes payable - BlueRock Energy Group, bearing interest at 18%, payable via production; $0.00 at 12/31/10)	348,168	379,854
Note payable - GMAC, bearing interest of 11.7% per annum with 60 monthly payments of $895, due May 13, 2013	13,278	14,622
Total notes payable	2,098,280	2,330,856
Less: current portion	(2,094,902)	(2,325,849)
Long term notes payable	3,378	5,007

CONVERTIBLE NOTES PAYABLE
Note payable - Asher notes, net of discount of $49,246 and $50,986 at March 31, 2012 and December 31, 2011, respectively	124,074	119,514
bearing interest of 8% per annum, due February 16, 2012 (balance $0 at March 31, 2012; $5,000 at 12/31/11)
bearing interest of 8% per annum, due March 23,2012 (balance $13,000 at March 31, 2012; $53,000 at 12/31/11)
bearing interest of 8% per annum, due April 7, 2012 (balance $37,500 at 3/31/12 and 12/31/11)
bearing interest of 8% per annum, due June 12, 2012 (balance $37,500 at 3/31/12 and 12/31/11)
bearing interest of 8% per annum, due August 28, 2012 (balance $37,500 at 3/31/12 and 12/31/11)
bearing interest of 8% per annum, due October 23, 2012 (balance $40,000 at 12/31/11; $0.00 at 12/31/11)
Notes payable - BWME, bearing interest at 8% per annum, due September 2, 2013	400,000	400,000
Notes payable - Schwartz group, bearing interest at 6%, due January 9, 2013	62,500	85,000
Total convertible notes payable	$586,574	$604,514
Less: current portion	(186,574)	(119,514)
Long term convertible notes payable	$400,000	$485,000

Sundlun Note: On November 6, 2003, Mr. Stuart Sundlun acquired 1,200 units of IFL from Adino. Part of the purchase price was a note from Mr. Sundlun dated November 6, 2003, bearing interest of 10% per annum in the amount of $750,000. This note was secured by 600 units of IFL being held in attorney escrow and released pursuant to the sales agreement.  The sales agreement provided that the unreleased units would revert to Adino if Mr. Sundlun did not acquire the remaining 600 units.

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

In addition to the above facts, the note holder provided a separate written confirmation to the Company's auditors at December 31, 2011 of both the note payable and note receivable balances, respectively.

The 600 units of IFL are no longer held in escrow as the Company purchased all 1,200 units of IFL including the escrow units for $1,500,000 which is the value of the note payable.

The Company's net notes receivable and payable to and from Mr. Sundlun are a net payable of $750,000.

Interest accrued on the Sundlun note payable was $847,500 and $810,000 at March 31, 2012 and December 31, 2011, respectively.

Gulf Coast Fuels / GJ Capital: In December 2011, the court rendered judgment for G J Capital and against Adino and IFL in the amount of $250,000, plus $152,988 in attorneys’ fees, $9,300 in court costs, plus $20,616 in prejudgment interest. Interest will continue to accrue on the judgment at the rate of $34.25 until satisfied. The Company did not appeal this judgment .In February 2012, the Company paid $200,321 in partial settlement of the amount due. The balance due at March 31, 2012 was $236,834. This amount was assumed by the buyer of IFL in the February 2012 sale, however the Company remains jointly and severally liable for its payment. Therefore, the Company has retained this liability on its financial statements. The amount had not been paid to GJ Capital as of May 7, 2012, the settlement date for the IFL sale.

BlueRock Financing: On October 14, 2011, the Company entered into a production agreement with BlueRock Energy Capital II, LLC (BlueRock”). Under the production agreement, BlueRock funded Adino with $410,000 for the drilling of five oil wells on the Company’s Leonard and Felix Brandt leases and for working capital. Under the terms of the production agreement, BlueRock will be entitled to 65% of the net revenue interest of the wells until BlueRock receives $410,000 plus an 18% return on investment. These monies are to be paid as the Company receives production payments on the new wells. After payment of this amount, BlueRock will receive a 3% overriding royalty interest on the wells. At March 31, 2012 and December 31, 2011, the balance on the BlueRock agreement was $348,168 and $379,854, respectively.

Asher Notes: On August 11, 2010, the Company issued a convertible promissory note to Asher Enterprises, Inc. (Asher”), in the amount of $57,500. The note had a maturity date of May 13, 2011 and an annual interest rate of eight percent (8%) per annum. The holders have the right from and after the date of issuance, and until any time until the note is fully paid, to convert any outstanding and unpaid principal portion of the note, and accrued interest, into fully paid and non-assessable shares of common stock. The note has an initial conversion price of fifty eight percent (58%) of the 3 lowest closing bid prices for the 10 days preceding the conversion date and full reset provision. The note’s convertible feature was valued and resulted in a debt discount of $35,838, which is being amortized over the nine month note life, using the straight line method. In this case, using the straight line method approximates the effective interest method, given the short time to maturity.

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

During the first quarter of 2011, Asher converted $34,000 of the notes into the Company’s common stock, resulting in an issuance of 1,862,833 shares to Asher.  During the second quarter of 2011, Asher converted the remaining balance of $23,500 into the Company’s common stock, resulting in an issuance of 2,036,820 shares to Asher.  No amounts were converted during the third quarter, 2011. During the fourth quarter of 2011, Asher converted $48,000 into the Company’s common stock, resulting in an issuance of 2,664,063 shares to Asher. See Note 18 for a detailed description of each conversion.

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

On January 19, 2012, the Company issued a nine-month convertible promissory note to Asher in the amount of $40,000. The note has a maturity date of October 23, 2012 and an annual interest rate of eight percent (8%) per annum. The holders have the right from and after the date of issuance, and until any time until the note is fully paid, to convert any outstanding and unpaid principal portion of the note, and accrued interest, into fully paid and non-assessable shares of common stock. The note has an initial conversion price of fifty eight percent (58%) of the three lowest closing bid prices for the ten days preceding the conversion date. The note’s convertible feature was valued and resulted in a debt discount of $21,119, which is being amortized over the nine month note life, using the effective interest method.

During the first quarter of 2012, Asher converted $45,000 of the notes and $2,120 in interest into the Company’s common stock, resulting in an issuance of 9,912,748 shares to Asher.

BWME Notes: On September 2, 2010, the Company issued convertible promissory notes to investors in the amount of $400,000, to fund financing and start-up costs of the recent Petro Energy acquisition. The notes have a maturity date of September 2, 2013, with accrued interest paid quarterly at an annual interest rate of eight percent (8%) per annum. The holders have the right from and after the date of issuance, and until any time until the note is fully paid, to convert any outstanding and unpaid principal portion of the note, and accrued interest, into fully paid and non-assessable shares of common stock. The note has a fixed conversion price of $0.10. The full balance of $400,000 is outstanding at both March 31, 2012 and December 31, 2011.

Schwartz Notes: On January 10, 2011, the Company issued convertible promissory notes to investors in the amount of $272,500, to fund drilling activities associated with the recent Petro Energy acquisition. The notes have a maturity date of January 9, 2013, with interest accrued and paid at the option of the holder at an annual interest rate of six percent (6%) per annum. The holders have the right from and after the date of issuance, and until any time until the note is fully paid, to convert any outstanding and unpaid principal portion of the note, and accrued interest, into fully paid and non-assessable shares of common stock. The note has a fixed conversion price of $0.35. During December 2011, the Company offered to convert the notes into shares of the Company’s Class B Preferred Stock, Series 3. Three of the investors then chose to convert their notes, totaling $187,500 into shares of the preferred stock. In January 2012, a fourth investor chose to convert his note balance of $22,500 into shares of the Company’s Class B Preferred Stock, Series 3. The final note of $62,500 remains outstanding at March 31, 2012.

The table below reflects the aggregate principal maturities of long-term debt for years ended December 31:

Principal

2013	$403,378
2014	-
2015	-
2016	-
2017	-
Total	$403,378

NOTE 18 - CONTRACT CLAWBACK PROVISION

A component of the acquisition agreement with PetroGreen Energy and AACM3, LLC gave the former owners of these companies the option to repurchase for $1.00 the assets held by the companies as of July 1, 2010 if the Company’s common stock price fails to reach $0.25 per share within three years of the original acquisition date. The contract clawback provision was valued at December 31, 2011 at $386,739 and revalued at March 31, 2012 at $506,388, resulting in a loss on change in clawback valuation of $119,649 at March 31, 2012.

NOTE 19 – DERIVATIVE LIABILITY

Based on current guidance, the Company concluded that the convertible notes payable to Asher referred to in Note 17 were required to be accounted for as a derivative. This guidance requires the Company to bifurcate and separately account for the conversion features of the convertible notes issued as embedded derivatives.

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

The structure of the Asher notes caused two other financial instruments held by the Company to be deemed derivatives: The BWME notes and the Haag warrants. Both were valued as derivatives as of the date of the Asher note issuance (Haag warrants) or date of issuance (BWME notes) and are revalued at each balance sheet reporting date.

Below is detail of the derivative liability balances as of March 31, 2012 and December 31, 2011.

Derivative Liability	December 31, 2011	Additions	Increase (Decrease) from valuation	March 31, 2012

Asher note / BWME notes	$133,234	$21,119	$(68,746)	$85,607

Haag warrants	3,660	-	(2,967)	693
Total	$136,894	$21,119	$(71,713)	$86,300

The net decrease of $50,594 is split between changes to derivative liability due to new note addition of $21,119, a reduction of $21,296 to additional paid-in-capital for the derivative reduction attributable to the Asher note conversions discussed in Notes 17 and 20.  The remaining $50,417 is reflected as gain on derivatives in the statement of operations.

NOTE 20 – STOCK

COMMON STOCK

The Company's common stock has a par value of $0.001. There were 50,000,000 shares authorized as of December 31, 2007.  At the Company’s January 2008 shareholder meeting, the shareholders voted to increase the authorized common stock to 500,000,000 shares.  As of March 31, 2012 and December 31, 2011, the Company had 135,487,043 and 125,574,295 shares issued and outstanding, respectively.

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

On September 16, 2011, the Board of Directors granted 500,000 shares of restricted common stock to the Company’s controller, Nancy Finney, for services rendered.  Ms. Finney relinquished the 500,000 fully vested options granted to her in 2007 in this transaction.  Current guidance required the options to be revalued as of the day prior to the share grant.  Using the Black-Scholes valuation model and an expected life of 1 year (remaining option life), volatility of 226%, and a discount rate of .09%, the Company has determined the aggregate value of the 500,000 options to be $5,643.  The market price of the issued stock on date of grant was $0.022, resulting in stock expense to the Company of $11,000.  The Company recorded an expense of $5,357 (market value - option value) on the transaction.

On January 11, 2012, Asher converted $5,000 of its note and $2,120 in accrued interest into 569,600 shares of the Company’s common stock.

On January 24, 2012, Asher converted $12,000 of its note into 2,181,818 shares of the Company’s common stock.

On February 21, 2012, Asher converted $15,000 of its note into 2,678,571 shares of the Company’s common stock.

On March 12, 2012, Asher converted $13,000 of its note into 4,482,759 shares of the Company’s common stock.

All note conversions were within the terms of the agreement.

As a result of the above common stock issuances, there were 135,487,043 shares issued and outstanding as of March 31, 2012.

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

As of March 31, 2012, the Company has also designated two series of Class B Preferred Stock.

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

On November 3, 2011, The Company acquired all unencumbered assets owned by two limited partnerships managed by Ashton Oilfield Services, LLC (Ashton”). The assets were purchased for one million five hundred thousand dollars ($1,500,000) and the Company issued 100,000 shares of Class B Preferred Stock Series 1 to Ashton. The assets were valued based on fair market value for similar assets in good, working condition.

At March 31, 2012 and December 31, 2011, there were 100,000 shares of Class B Preferred Stock Series 1 issued and outstanding.

The number of authorized shares of Class B Preferred Stock Series 3 is 18,570 shares. The issue price for Class B Preferred Stock Series 3 is $35.00. The holders of Class B Preferred Stock Series 3 shall be entitled to receive a quarterly dividend equal to 2.5% of the issue price of each share. The dividends shall be paid quarterly, when as and if declared payable by the Company’s Board of Directors from funds legally available for the payment thereof. If in any quarter the Company does not pay any accrued dividends, such dividends shall cumulate. Interest shall not be paid on cumulated dividends. Each share of Class B Preferred Stock Series 3 shall rank on the same parity with each other share of preferred stock, irrespective of series, with respect to dividends at the respective fixed or maximum rate for such series. Any holder of Class B Preferred Stock Series 3 may convert, at any time, any or all shares held into common stock of the Company. Each Class B Preferred Stock Series 3 share held may be converted into one hundred (100) fully paid and nonassessable shares of common stock of the Company at the conversion rate of $0.35 per common stock .

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

On January 9, 2012, one of the Schwartz investors converted his $22,500 note into 681 shares of the Company’s Class B Preferred Stock Series 3. Additionally, he invested an additional $30,000 in the Company through the purchase of 857 shares of Class B Preferred Stock Series 3 shares.

At March 31, 2012 and December 31, 2011, there were 11,180 and 9,642 shares of Class B Preferred Stock Series 3 issued and outstanding, respectively.

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

At March 31, 2012 and December 31, 2011, the Company recorded a dividend payable for the Class B Preferred Stock Series 3 shares of $9,603 and $1,942 respectively, for those shares issued in the Schwartz debt conversions, discussed above.

NOTE 21 - STOCK OPTIONS / STOCK WARRANTS

In September 2007, the Company entered into a consulting agreement with Small Cap Support Services, Inc. (Small Cap”) to provide investor relations services.  In addition to monthly compensation, Small Cap was entitled to 500,000 options, vesting ratably over 8 quarters through August 30, 2009, priced at 166,667 shares at $0.15, $0.25, and $0.35 each.  Using the Black-Scholes valuation model and an expected life of 3.5 years, volatility of 271.33%, and a discount rate of 4.53%, the Company determined the aggregate value of the 500,000 seven year options to be $59,126. The options became fully expensed and vested as of June 30, 2009. All options are outstanding at March 31, 2012 and December 31, 2011.

NOTE 22 – EARNINGS PER SHARE

The table below sets forth the computation of basic and diluted net income (loss) per share for the three months ended March 31, 2012 and 2011.

	For the three months ended
	March 31, 2012	March 31, 2011
Numerator:
(Loss) from continuing operations	$(582,825)	$(470,391)

Income (loss) from discontinued operations	$61,509	$(23,081)

Basic net (loss)	$(521,316)	$(493,472)
Diluted net (loss)	$(521,316)	$(493,472)

Denominator:
Basic weighted average common shares outstanding	133,446,401	107,685,367
Effect of dilutive securities Convertible notes	24,942,512	-
Dilutive weighted average common shares outstanding	158,388,913	107,685,367

Net (loss) per share, basic and fully diluted - continuing operations	$(0.00)	$(0.00)
Net income (loss) per share, basic and fully diluted - discontinued operations	$0.00	$(0.00)

Basic net (loss) per share	$(0.00)	$(0.00)
Diluted net (loss) per share	$(0.00)	$(0.00)

As of March 31, 2012, Adino had 135,487,043 shares outstanding, with no shares payable outstanding. The Company uses the treasury stock method to determine whether any outstanding options or warrants are to be included in the diluted earnings per share calculation.

At March 31, 2012, the Company has 500,000 options outstanding to a former consultant, exercisable between $0.15 and $0.35 each.   Using an average share price for the three months ended March 31, 2012 and 2011 of $0.016 and $0.039 respectively, the options resulted in no additional dilution to the Company.

The Company calculated the dilutive effect of the convertibility of the Asher notes, resulting in additional weighted average share additions of 13,944,060 for the three months ended March 31, 2012. The Company’s conversion of several of the Schwartz notes into Preferred Class B Series 3 shares (discussed in Note 20) resulted in dilution of 998,452 common shares. Additional dilution of 10,000,000 shares resulted from the Company’s purchase of the Ashton assets (see Notes 1 and 19). The effect on earnings per share from the Company’s BWME and Schwartz convertible notes was excluded from the diluted weighted average shares outstanding because the conversion of these instruments would have been non-dilutive since the strike price is above the market price for our stock.

There were no dilutive note instruments in place at March 31, 2011.

The dilutive effect of convertible instruments on earnings per share is not presented in the consolidated statements of operations for periods with a net loss.

NOTE 23 – CONCENTRATIONS

The following table sets forth the amount and percentage of revenue from those customers that accounted for at least 10% of revenues for the three months ended March 31, 2012 and 2011.

	Quarter Ended		Quarter Ended
	March 31, 2012%		March 31, 2011%

Customer A	$98,733	100%	$24,753	100%

	$98,733		$24,753

The Company had outstanding accounts receivable of $27,555 and $14,859 at March 31, 2012 and December 31, 2011, respectively. Of those amounts, $17,555 and 4,859 were from oil revenues delivered at month-end and collected the subsequent month. Each date also reflects $10,000 due from a third party.

NOTE 24 - SALE OF INTERCONTINENTAL FUELS, LLC

On February 7, 2012, Adino sold all of its membership interest in IFL to Pomisu XXI S.L. (“Buyer”). The purchase price paid by the Buyer was $900,000, paid in two installments with the first installment of $244,825 paid on February 7, 2012, and the balance due not later than May 7, 2012. The balance of the purchase price shall be computed as follows: $900,000 minus $244,825 (initial installment) minus any IFL liabilities plus any cash on deposit with Regions Bank for the benefit of IFL or cash on deposit with J.P. Morgan Bank for the benefit of the Company.

The Buyer agreed to assume the following liabilities in the transaction:

Description	Amount

Accounts payable	$106,520
G J Capital judgment	437,154
Due to related party	1,500
Prepaid rent deposit	110,000
Total	$655,175

The February 7, 2012 IFL balance sheet (unconsolidated) is presented below:

February 7, 2011
Assets
Cash	$82,409
Fixed Assets net of depreciation	6,131
Total assets	$88,540

Liabilities
Accounts payable	$148,258
Accrued liabilities	76,215
Due to related party	1,500
Deferred gain on sale/leaseback	171,293
Due to G J Capital	437,155
Total liabilities	834,421

Equity
Additional paid-in-capital	1,870,100
Distributions	(663,476)
Retained earnings	(2,069,189)
Net income	116,684
Total equity	(745,881)
Total liabilities and equity	$88,540

IFL net income for the three months ended March 31, 2012 and 2011, reflected as discontinued operations on this quarter’s Statement of Operations is as follows:

	IFL	IFL
	Three months ended	Three months ended
	3/31/12	3/31/11
Revenues:
Terminal operations revenue	$152,000	$456,000

Operating expenses:
Terminal management	33,430	100,290
General and administrative	43,949	125,281
Legal and professional	8,762	27,248
Consulting fees	28,000	42,000
Depreciation expense	150	8,173
Total operating expenses	114,291	302,992

Operating income (expense)	37,709	153,008

Other income (expense)
Interest income	350	258
Interest expense	(741)	(2,125)
Gain from lawsuit/sale leaseback	32,607	97,820
Total other income and expense	32,216	95,953
		-
Net income	$69,925	$248,961

Net loss on sale	8,416	-

Total net income from discontinued operations	$61,509	$248,961

NOTE 25 - LAWSUIT SETTLEMENT - G J CAPITAL

On March 15, 2010, G J Capital, Ltd. (G J Capital”) filed suit against Adino Energy Corporation and IFL in the 129th Judicial District Court of Harris County, Texas. G J Capital’s claim relates to a repurchase agreement whereby IFL sold to G J Capital certain assets for $250,000 and retained the ability to repurchase the assets in sixty days by paying to G J Capital the amount of $275,000. G J Capital’s petition alleged claims of breach of contract, money had and received, and fraudulent misrepresentation. G J Capital later amended its petition to allege that certain of Adino’s directors and officers (Mr. Timothy Byrd and Mr. Sonny Wooley) fraudulently transferred assets of Adino and/or IFL. G J Capital has also alleged that Mr. Wooley and Mr. Byrd are the   alter ego of Adino and IFL, and/or that Adino and/or IFL are alter egos of one another. G J Capital also alleged fraudulent conduct by one or more of the defendants.

Adino, IFL, Mr. Byrd and Mr. Wooley countersued G J Capital and filed third-party claims against CapNet Securities Corporation (CapNet”), Daniel L. Ritz, Jr. (Ritz”), Gulf Coast Fuels, Inc. (Gulf Coast”) and Paul Groat (Groat”), alleging that they conspired to damage IFL and Adino by involving it in the transaction described above. In this action, Adino, IFL, Mr. Byrd and Mr. Wooley contended that Ritz, CapNet, Gulf Coast, and Groat were involved together for the common, improper scheme to cause IFL immense financial hardship so that Gulf Coast could acquire the fuel terminal currently leased by IFL at an unfairly low price; that as part of this conspiracy they also effected a settlement of the Gulf Coast claim (which, if true, would mean that G J Capital acquired no claim at all against any of the defendants); and that in addition or in the alternative, even if G J Capital acquired some cognizable interest against IFL, Adino, IFL, Byrd and Wooley are entitled to indemnification by and contribution by Ritz, CapNet, Gulf Coast, and Groat.

In December 2011, G J Capital dismissed its claims against Mr. Byrd and Mr. Wooley. Also in December 2011, the court rendered judgment for G J Capital and against Adino and IFL in the amount of $250,000, plus $152,987 in attorneys’ fees, $9,300 in court costs, plus $20,616 in prejudgment interest. Interest will continue to accrue on the judgment at the rate of $34 until satisfied. The Company did not appeal this judgment. The Company accrued all fees and interest related to the judgment as of December 31, 2011. The total accrual expensed to IFL was $437,155 at March 31, 2012 and December 31, 2011. This amount was assumed by the buyer of IFL in the February 2012 sale, however the Company remains jointly and severally liable for its payment. Therefore, the Company has retained this liability on its financial statements. The amount had not been paid to GJ Capital as of May 7, 2012, the settlement date for the IFL sale.

NOTE 26 – SUBSEQUENT EVENTS

On April 16, 2012, Asher elected to convert a portion of its outstanding notes receivable with the Company. The conversion was made in accordance with the note agreement and resulted in a reduction of the note payable balance of $12,000. Common shares issued in conversion were 6,666,667.

On April 18, 2012, the Company entered into an agreement with a former consultant to settle the Company’s outstanding accrued liability of $103,000. The agreement allowed for conversion of the debt into restricted shares of the Company’s common stock at a conversion price of $0.05 per share. The balance was fully converted, resulting in issuance of 2,060,000 shares of common stock.

There were no additional subsequent events through May 21, 2012, the date the financial statements were issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited consolidated interim financial statements and related notes thereto included in this quarterly report and in our audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contained in our Form 10-K for the year ended December 31, 2011. Certain statements in the following MD&A are forward looking statements. Words such as "expects", "anticipates", "estimates" and similar expressions are intended to identify forward looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected.

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

Since the acquisition, the Company has completed Phase I of its workover program on its Felix Brandt and Felix Brandt "A" leases (collectively, the Felix Brandt leases”) located in southeast Coleman County, Texas. With the completion of Phase I of the workover program, Adino has eight wells on production. Two more wells are designated as injection wells for the waterflood project (one is an active injection well and the other is in the permitting process). The Company also recompleted an existing well as a water source for the waterflood.

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

With the initial Petro Energy purchase, the Company acquired 100% of the working interest (87.5% net revenue interest) in the James Leonard lease (the Leonard lease”) in southeast Coleman County, Texas. The primary target pay zone of the Leonard lease is the Fry Sand at approximately 1,200 feet.

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

On October 12, 2011, the Company signed a letter of intent with Ashton Oilfield Services, LLC (Ashton”) for purchase of oilfield equipment, including a drilling rig, associated equipment and several vehicles.  The proposed purchase price for the assets was $6,000,000 in face value of convertible preferred stock of the Company, with the preferred stock converting to common stock at the rate of $0.15 per share. In November 2011, the Company closed on $1,500,000 of the total proposed sale price, issuing 100,000 shares of preferred stock to a limited partnership managed by Ashton. The agreement was finalized in November and the Company began consolidating the equipment from its various locations in Texas, New Mexico and Oklahoma. The Company later decided not to acquire the remaining Ashton assets. On February 7, 2012 (subsequent to the period covered by this report), the Company sold all oilfield machinery and equipment it had purchased from Ashton Oilfield Services in its November 2011 acquisition for $500,000 cash.

On October 14, 2011, the Company entered into a production agreement with BlueRock Energy Capital II, LLC (BlueRock”).  Under the production agreement, BlueRock has agreed to fund Adino with $410,000 for the drilling of five oil wells on the Leonard and Felix Brandt leases and for working capital.  Under the terms of the production agreement, BlueRock will be entitled to 65% of the net revenue interest of the wells until BlueRock receives $410,000 plus an 18% return on investment.  These monies are to be paid as the Company receives production payments on the new wells.  After payment of this amount, BlueRock will receive a 3% overriding royalty interest on the wells.

Drilling began on the BlueRock five well program (one well on the Felix Brandt lease and four wells on the Leonard lease) in November 2011. Well completion is expected in the second quarter, 2012.

The Company owns the Felix Brandt leases, the James Leonard lease and the Lillie D. Coats lease. These leases comprise approximately 395 gross acres in Coleman County, Texas and approximately 300 gross acres in Runnels County, Texas. The Company’s working interest in each lease varies.

As of March 31, 2012, the Company’s Felix Brandt leases include twelve proved developed producing (PDP) wells, three saltwater disposal wells and one well that was drilled but un-completed (DUC). The Leonard lease includes three PDP wells that were drilled and completed in 2011 as well as four DUC wells. The Coats lease includes one PDP well.

The Company believes that its focused efforts in exploration and production have been very successful and plans to continue the path of lease acquisition and development resulting in increased production and reserve interests in 2012 and beyond.

Fuel Storage Operations

With the Company’s focus on oil and gas exploration and production, the Company decided to sell its interest in IFL. To that end, on February 7, 2012, Adino sold all of its membership interest in IFL to Pomisu XXI S.L. (Buyer”). The purchase price to be paid by the Buyer is $900,000, paid in two installments with the first installment of $244,824.97 paid on February 7, 2012, and the balance due not later than May 7, 2012. The balance of the purchase price shall be computed as follows: $900,000 minus $244,842.97 (initial installment) minus $655,157 of IFL liabilities assumed and settled by the Buyer. The liabilities included $106,520 in accounts payable, $1,500 to a related party, $110,000 in retained customer deposit and $437,155 for the G J Capital lawsuit judgment (see Note 25 for a more thorough discussion).

RESULTS OF OPERATIONS

The Company sold its wholly-owned subsidiary, IFL, as of February 2012. The revenues and expenses from that subsidiary have been shown as net income from discontinued operations for March 31, 2012. The Company’s net income for the three months ended March 31, 2011 has also been separated from the consolidated entity and presented in discontinued operations for comparison purposes.

Revenue: The Company’s oil and gas revenues, net of royalty expense, were $98,733 and $24,753 for the three months ended March 31, 2012 and 2011, respectively, an increase of $73,980 or 299%. The Company’s focus on acquired well workovers and new drilling projects continue to increase revenue.

Cost of Product Sales:  Cost of product sales, severance taxes, were $11,173 and 1,331 at March 31, 2012 and 2011, respectively. The Company saw significant increases in its production on the Felix Brandt and James Leonard leases, resulting in increased severance taxes paid as a percent of revenues.

Payroll and Related Expenses:  Employee expense decreased from $64,353 for the three months ended March 31, 2011 to $38,546 for the same period ended March 31, 2012. The Company had several oilfield workers during 2011, but now primarily utilizes contract workers for those services, contributing to the decreased expense.

General and Administrative: The Company’s expenses for the three months ended March 31, 2012 and 2011 were $426,945 and $38,625, respectively. The increase is primarily due to bad debt expense of $358,401 to reserve for potentially uncollectible receivables. Additionally, the Company incurred moving expenses associated with the Ashton asset purchase (see Note 1) of $19,842.

Legal and Professional:  Legal and professional expense was $11,342 and $86,918 for the three months ended March 31, 2012 and 2011, respectively. Although the Company experienced significant legal expense associated with the G J Capital lawsuit, legal fees were negotiated and the Company received a credit on legal billings of $52,785 during the first quarter, 2012. See Note 25 for discussion on the G J Capital lawsuit.

Consulting Expense:  The Company’s consulting expenses were relatively consistent at $134,343 and $187,978 for the three months ended March 31, 2012 and 2011, respectively. The Company retains the services of a consultant, geologist and petroleum engineer to assist in property development and oil and gas operations. During 2012, the Company retained one fewer consultant, reducing expense compared to the prior year.

Depreciation Expense: Depreciation expense was $40,954 and $9,616 for the years three months ended March 31, 2012 and 2011, respectively.   The increase is due to increased depletion associated with increased oil production. Depletion for the three months ended March 31, 2012 and 2011 was $30,338 and $3,445, respectively.

Operating Supplies: Supplies expense was $10,019 and $2,195 for the quarters ended March 31, 2012 and 2011, respectively. The increase expense is due to repairs and maintenance necessary on the increased number of wells.

Interest Income:  Interest income was $648 and $19,297 for the quarters ended March 31, 2012 and 2011, respectively. The Company had agreed to an amendment on the $750,000 note receivable with Mr. Sundlun.  This amendment extended the maturity date of the note to August 2011 at no additional interest past the original maturity date of November 6, 2008.  Due to the lack of interest expense, the Company recognized a discount on the note and amortizes that discount through the note’s maturity date. The decrease in income from 2012 to 2011 is a result of the discount being fully amortized at July 31, 2011.

Interest Expense:  Interest expense was $98,834 and $71,530 for the three months ended March 31, 2012 and 2011, respectively, an increase of $27,304 or 38%. Interest expense increased for 2012 due to the Company entering into several additional convertible promissory notes payable to Asher, resulting in 8% annual interest to the Company. The Company also entered into a promissory note payable to BlueRock, resulting in 18% annual interest to the Company, and a promissory note payable to the Schwartz Group, resulting in 6% annual interest to the Company. Interest expense consistent between 2010 and 2011 are for the notes to Mr. Sundlun and vehicle financing. See Note 17 of the Company’s financial statements for additional information regarding interest expense.

Gain on Derivative: The Company entered into a series of promissory notes that permits conversion of the notes into shares of the Company’s common stock at a discount to the market price. This discount to market conversion feature is treated as a derivative for accounting purposes. This note also caused two other financial instruments held by the Company to be considered derivatives. The Company has calculated the change in value of those instruments for the three months ended March 31, 2012 for a gain of $50,417, compared with a gain of $10,829 for the three months ended March 31, 2011. See Note 19 of the Company’s financial statements for a more thorough discussion of this item.

Loss on Change in Fair Value of Clawback: A component of the Petro Energy acquisition agreement gave the former owners of these companies the option to repurchase for $1.00 the assets held by the companies as of July 1, 2010 if the Company’s common stock price fails to reach $0.25 per share within three years of the original acquisition date. This contract clawback provision was valued at $506,388 at March 31, 2012 and $386,739 for the year ended December 31, 2011, resulting in a loss on clawback valuation of $119,649 and $59,734, respectively.

Gain on sale of assets:   The Company sold the assets acquired from Ashton for $500,000 on February 7, 2012, resulting in a gain on sale of $161,905. See Note 1 for a more thorough discussion of the asset purchase and sale transactions.

Net Income/Loss: The Company had net losses of $521,316 and $493,472 for the three months ended March 31, 2012 and 2011, respectively. Although the Company had increased revenues from the oil and gas operations at March 31, 2012, the bad debt expense of $358,401 offset the positive effects of the increased revenues. Of the totals, net income contributed by IFL, reflected in discontinued operations, was $61,509 and $248,961, for the quarters ended March 31, 2012 and 2011, respectively. The 2011 amount represented three full months of activity, whereas only one month of activity was included in the gain on discontinued operations of $61,509 for the quarter ended March 31, 2012. See Note 24 for detailed information of the IFL net income per quarter.

Cash:  The Company’s available cash decreased from $224,401 at December 31, 2011 to $49,934 at March 31, 2012. In December 2011, the Company received additional investment from members of the Schwartz group of $150,000. The Company also had deposits from the BlueRock financing for well completion. During the first quarter 2012, those funds were deployed in the oil and gas drilling and completion projects.

CAPITAL RESOURCES AND LIQUIDITY

As of March 31, 2012, our cash and cash equivalents were $99,953, compared to $274,401 at December 31, 2011.  The Company’s liquidity decreased as funds received from financing and investors was deployed into the oil and gas completions in West Texas.

In order to provide additional financing to the Company in the first quarter, 2012, the Company took on an additional short-term convertible note with Asher Enterprises, Inc., of $40,000. Additionally, one of the Schwartz investors purchased Preferred Stock Class B Series 3 for $30,000 in January, 2012.

Cash flow has been an ongoing concern for the Company due to the large amount of legacy liabilities that Adino accumulated during previous years. These liabilities will likely continue to be a drag on the Company’s financial statements unless and until Adino obtains financing or cash flow from operations increases sufficiently, allowing us to pay off these liabilities.

As of March 31, 2012, the Company has a working capital deficit of $3,552,562 and total stockholders’ deficit of $3,126,054.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern depends upon its ability to obtain funding for its working capital deficit. Of the outstanding current liabilities at March 31, 2012, $860,080 of the outstanding current liabilities is due to certain officers and directors for prior years’ accrued compensation.  These officers and directors have agreed in writing to postpone payment if necessary, should the Company need capital it would otherwise pay these individuals. Additionally, non-cash items include derivative liability of $86,300 and contract clawback provision of $506,388.  The Company plans to satisfy current year and future cash flow requirements through its oil and gas operations and merger and acquisition opportunities including the expansion of existing business opportunities.  The Company expects these growth opportunities to be financed by a combination of equity and debt capital; however, in the event the Company is unable to obtain additional debt and equity financing, the Company may not be able to continue its operations.

For the three months ended March 31, 2012, cash used by operating activities was $637,987 compared to cash used by operating activities of $252,051 for the three months ended March 31, 2011. The primary difference was a charge to bad debt at March 31, 2012 of $358,401.

The Company incurred capital expenditures of $25,819 in the three months ended March 31, 2012 to develop its recently acquired oil and gas leases. We were able to secure debt financing at reasonable rates for these expenditures. The Company foresees additional capital expenditures over the next twelve months in order to develop these properties. We do not know at this time whether we will be able to secure financing for these expenditures, and if so, the rates and terms applicable to this financing may exceed our current financing rates.

RISK FACTORS

The market price of the Company's common stock has fluctuated significantly since it began to be publicly traded and may continue to be highly volatile. Factors such as the ability of the Company to achieve development goals, the ability of the Company to compete in the oil and gas exploration and production business, the ability of the Company to raise additional funds, general market conditions and other factors affecting the Company's business that are beyond the Company's control may cause significant fluctuations in the market price of the Company's common stock. Such market fluctuations could adversely affect the market price for the Company's common stock.

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

Changes in internal controls. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2012 that have materially affected or are reasonably likely to materially affect internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

G J Capital, Ltd. v. Adino Energy Corporation, et. al.

On March 15, 2010, G J Capital, Ltd. (“G J Capital”) filed suit against Adino Energy Corporation and IFL in the 129th Judicial District Court of Harris County, Texas. G J Capital’s claim related to a repurchase agreement whereby IFL sold to G J Capital certain assets for $250,000 and retained the ability to repurchase the assets in sixty days by paying to G J Capital the amount of $275,000. G J Capital’s petition alleged claims of breach of contract, money had and received, and fraudulent misrepresentation. G J Capital later amended its petition to allege that certain of Adino’s directors and officers (Mr. Timothy Byrd and Mr. Sonny Wooley) fraudulently transferred assets of Adino and/or IFL. G J Capital also alleged that Mr. Wooley and Mr. Byrd were the   alter ego of Adino and IFL, and/or that Adino and/or IFL were alter egos of one another. G J Capital also alleged fraudulent conduct by one or more of the defendants.

Adino, IFL, Mr. Byrd and Mr. Wooley countersued G J Capital and filed third-party claims against CapNet Securities Corporation (“CapNet”), Daniel L. Ritz, Jr. (“Ritz”), Gulf Coast Fuels, Inc. (“Gulf Coast”) and Paul Groat (“Groat”), alleging that they conspired to damage IFL and Adino by involving it in the transaction described above. In this action, Adino, IFL, Mr. Byrd and Mr. Wooley contended that Ritz, CapNet, Gulf Coast, and Groat were involved together for the common, improper scheme to cause IFL immense financial hardship so that Gulf Coast could acquire the fuel terminal currently leased by IFL at an unfairly low price; that as part of this conspiracy they also effected a settlement of the Gulf Coast claim (which, if true, would mean that G J Capital acquired no claim at all against any of the defendants); and that in addition or in the alternative, even if G J Capital acquired some cognizable interest against IFL, Adino, IFL, Byrd and Wooley are entitled to indemnification by and contribution by Ritz, CapNet, Gulf Coast, and Groat. Adino nonsuited its claims against CapNet, Ritz, Gulf Coast, and Groat in February 2012.

In December 2011, G J Capital dismissed its claims against Mr. Byrd and Mr. Wooley. Also in December 2011, the court rendered judgment for G J Capital and against Adino and IFL in the amount of $250,000, plus $152,988 in attorneys’ fees, $9,300 in court costs, plus $20,616 in prejudgment interest. Interest will continue to accrue on the judgment at the rate of $34.25 until satisfied. The Company did not appeal this judgment. The Company accrued all fees and interest related to the judgment as of December 31, 2011. The total accrual expensed to IFL was $437,155. This amount was assumed by the buyer of IFL in the February 2012 sale, however the Company remains jointly and severally liable for its payment. Therefore, the Company has retained this liability on its financial statements. The amount had not been paid to GJ Capital as of May 7, 2012, the settlement date for the IFL sale.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first quarter of 2012, the Company issued a nine-month convertible promissory note to Asher in the amount of $40,000. The note has a maturity date of October 23, 2012 and an annual interest rate of eight percent (8%) per annum. The holders have the right from and after the date of issuance, and until any time until the note is fully paid, to convert any outstanding and unpaid principal portion of the note, and accrued interest, into fully paid and non-assessable shares of common stock. The note has an initial conversion price of fifty eight percent (58%) of the three lowest closing bid prices for the ten days preceding the conversion date.

On January 9, 2012, one of the Schwartz investors converted his $22,500 note into 681 shares of the Company’s Class B Preferred Stock Series 3. Additionally, he invested an additional $30,000 in the Company through the purchase of 857 shares of Class B Preferred Stock Series 3 shares.

The Company claims an exemption from registration for the above issuances pursuant to Section 4(2) of the Securities Act due to the small number of purchasers and their sophistication in financial and business matters.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following documents are filed or furnished as part of this report:

Exhibit
Number	Exhibit

3.1	Articles of Incorporation (as amended January 30, 2008) (incorporated by reference to our Form 10-K filed on March 18, 2009)
3.2	By-laws of Golden Maple Mining and Leaching Company, Inc. (now Adino Energy Corporation) (incorporated by reference to our Form 10-K filed on March 18, 2009)
10.1	Terminaling Services Agreement for Commingled Products (incorporated by reference to our Form 10-Q filed on November 22, 2010)
10.2	Amendment to Terminaling Agreement (incorporated by reference to our Form 10-Q filed on November 22, 2010)
10.3	Resolution of the Board of Directors of December 30, 2009 (incorporated by reference to our Form 10-Q filed on November 10, 2009)
10.4	Membership Interest Purchase Agreement (incorporated by reference to our Form 10-K filed on April 1, 2011)
10.5	Post-Closing Agreement (incorporated by reference to our Form 10-K filed on April 1, 2011)
10.6	Employment agreement of Sonny Wooley (incorporated by reference to our Form 10-Q filed on August 15, 2011)
10.7	Employment agreement of Timothy G. Byrd, Sr. (incorporated by reference to our Form 10-Q filed on August 15, 2011)
14	Code of Business Conduct and Ethics (incorporated by reference to our Form 10-K filed on March 18, 2009)
31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a) of the Exchange Act
31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(a) of the Exchange Act
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive Data File

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the undersigned has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

ADINO ENERGY CORPORATION

By:	/s/ Timothy G. Byrd, Sr.
Timothy G. Byrd, Sr.
Chief Executive Officer and Director
May 21, 2012

/s/ Shannon W. McAdams
Shannon W. McAdams
Chief Financial Officer

May 21, 2012

