Form 10-Q
period 2012-06-30
ADINO ENERGY CORP
filed 2012-08-15
CIK 700815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

OR

¨	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File #333-74638

ADINO ENERGY CORPORATION

(Exact name of registrant as specified in its charter)

MONTANA	82-0369233
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

2500 CITY WEST BOULEVARD, SUITE 300 HOUSTON, TEXAS	77042
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  At August 14, 2012 there were 148,888,219 shares of common stock outstanding.

ITEM 1. FINANCIAL STATEMENTS ADINO ENERGY CORPORATION

Consolidated Balance Sheets

AS OF JUNE 30, 2012 AND DECEMBER 31, 2011

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Cash in bank	$25,480	$224,401
Certificate of deposit - restricted	50,037	50,000
Accounts receivable, net of allowances	22,741	14,859
Deposits and prepaid assets	4,780	66,908
Notes receivable	750,000	750,000
Interest receivable	375,208	375,208
Receivable - asset sale	25,000	-
Other assets	25,948	25,001
Total current assets	1,279,194	1,506,377

Fixed assets, net of accumulated depreciation of $109,854 and $88,874, respectively	157,659	514,061
Oil and gas properties (full cost method), net of accumulated amortization, depreciation, depletion, and asset impairment
Proved	692,302	406,025
Unproved	1,500	280,602
Discontinued operations - net assets held for sale	-	1,668,238
Total non-current assets	851,461	2,868,926
TOTAL ASSETS	$2,130,655	$4,375,303

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable	$466,189	$466,601
Accounts payable - related party	37,410	82,387
Accrued liabilities	27	129,387
Accrued liabilities - related party	860,081	1,013,034
Contract clawback provision	-	386,739
Asset retirement obligation	53,076	50,944
Notes payable - current portion	1,807,436	2,325,849
Convertible notes payable - current portion	172,184	119,514
Note payable – related party – current portion	100,000	-
Interest payable	902,908	830,360
Derivative liability	106,804	136,894
Deferred revenue	50,000	50,000
Discontinued operations - liabilities held for sale	-	1,009,638
Total current liabilities	4,556,115	6,601,347

Notes payable, net of current portion	-	5,007
Convertible notes payable, net of current portion	400,000	485,000
TOTAL LIABILITIES	4,956,115	7,091,354

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 20,685,250 shares authorized, 111,180 and 109,642 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	718,705	685,558
Capital stock, $0.001 par value, 500 million shares authorized, 148,888,219 and 125,574,295 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	148,888	125,573
Additional paid in capital	14,275,073	14,177,563
Retained deficit	(17,968,126)	(17,704,745)
Total stockholders’ deficit	(2,825,460)	(2,716,051)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,130,655	$4,375,303

 See accompanying notes to the financial statements

ADINO ENERGY CORPORATION

Consolidated Statements of Operations

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(Unaudited)

	Three months ended		Six months ended
	June 30	June 30	June 30	June 30
	2012	2011	2012	2011

REVENUES AND GROSS MARGINS
Consulting revenue	$-	$50,000	$-	$50,000
Oil and gas operations	112,216	96,705	210,949	121,458
Total revenues	112,216	146,705	210,949	171,458

OPERATING EXPENSES
Cost of product sales	11,176	19,312	22,349	20,643
Payroll and related expenses	18,327	47,708	56,873	112,061
General and administrative	32,148	56,481	459,093	95,106
Legal and professional	16,916	54,062	28,258	140,980
Consulting fees	63,983	204,990	198,326	392,968
Repairs	899	(785)	3,622	2,205
Depreciation expense	41,872	18,440	82,826	28,056
Operating supplies	47,433	2,957	57,452	5,152
Total operating expenses	232,754	403,165	908,799	797,171

OPERATING INCOME (LOSS)	(120,538)	(256,460)	(697,850)	(625,713)

OTHER INCOME AND EXPENSES
Interest income	18	20,303	666	39,600
Interest expense	(71,477)	(61,190)	(170,311)	(132,720)
Gain on sale/relinquishment	473,232	-	473,232	-
Gain (loss) on derivative	(32,949)	(18,104)	17,468	(7,275)
Gain (loss) on change in fair value of clawback	(78,994)	59,038	(198,643)	(696)
Gain on asset sale	-	-	161,905	-
Gain on debt conversion	87,962	-	87,962	-
Other (expense)	681	(29)	681	(29)
Total other income and expense	378,473	18	372,960	(101,120)

Income (loss) from continuing operations	$257,935	$(256,442)	$(324,890)	$(726,833)

Discontinued Operations
Gain from operations of discontinued Intercontinental Fuels, LLC	-	299,633	61,509	548,594
Loss from operations of discontinued Adino Drilling, LLC	-	-	-	(272,042)
Net income (loss)	$257,935	$43,191	$(263,381)	$(450,281)

Net loss per share, basic and fully diluted - continuing operations	$0.00	$(0.00)	$(0.00)	$(0.01)
Net income (loss) per share, basic and fully diluted - discontinued operations	$0.00	$0.00	$0.00	$0.00
Total net loss per share, basic and fully diluted	$0.00	$0.00	$(0.00)	$(0.00)

Weighted average shares outstanding, basic	140,856,758	107,685,367	131,439,456	107,685,367
Weighted average shares outstanding, fully diluted	172,408,454	107,685,367	131,439,456	107,685,367

ADINO ENERGY CORPORATION

Consolidated Statement of Changes in Stockholders’ Deficit

FOR THE PERIOD ENDED JUNE 30, 2012

(Unaudited)

	Common Stock Shares	Common Stock Amount	Preferred Shares	Preferred Stock Amount	APIC	Retained Earnings (Deficit)	Total

Balance December 31, 2011	125,574,295	$125,573	109,642	$685,558	$14,177,563	$(17,704,745)	$(2,716,051)

Shares issued in debt conversion - common	23,313,924	23,315	-	-	63,769	-	87,084
Reduction in derivative liability	-	-	-	-	33,741	-	33,741
Shares issued in debt conversion - preferred	-	-	681	22,500	-	-	22,500
Shares issued for cash	-	-	857	30,000	-	-	30,000
Dividend on preferred stock	-	-	-	(19,353)	-	-	(19,353)
Net loss	-	-	-	-	-	(263,381)	(263,381)
Balance June 30, 2012	148,888,219	148,888	111,180	718,705	14,275,073	(17,968,126)	(2,825,460)

The accompanying notes are an integral part of these financial statements.

ADINO ENERGY CORPORATION

Consolidated Statements of Cash Flows

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(Unaudited)

	June 30, 2012	June 30, 2011

Cash Flows from Operating Activities:
Net (Loss)	$(263,381)	$(493,472)

Adjustments to Reconcile net (loss) to net cash (used in) operating activities:
Depreciation and depletion	81,243	30,615
Accretion	2,132	825
Amortization of discount on note receivable	-	(19,255)
Amortization of note payable discount	18,170	21,441
Gain on change in derivative liability	(17,468)	(10,829)
Bad debt expense	358,401	-
Shares issued in debt conversion	(87,962)	-
Gain on sale - Ashton assets	(161,905)	-
Loss on change in fair value of clawback provision	198,643	59,734
Gain on lawsuit settlement	(32,607)	(97,820)
Loss on sale of subsidiary	8,415	252,524
Gain on sale / relinquishment	(473,232)	-
Change in operating assets and liabilities
Accounts receivable	(7,882)	(2,356)
Other assets	62,091	231
Accounts payable and accrued liabilities	(366,812)	6,311
Net cash (used in) operating activities	$(682,154)	$(252,051)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of IFL	244,825	-
Proceeds from sale of fixed assets - Ashton	475,000	-
Purchases of equipment	(70,909)	(97,973)
Net cash provided by (used in) investing activities	$648,916	$(97,973)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing on debt	40,000	272,500
Proceeds from preferred stock sale	30,000	-
Dividends paid	(19,353)	-
Principal payments on note payable	(323,874)	(32,072)
Net cash provided by (used in) financing activities	$(273,227)	$240,428

Net change in cash and cash equivalents	(306,465)	(109,596)
Cash and cash equivalents, beginning of period	331,945	285,171
Cash and cash equivalents, end of period	$25,480	$175,575

Cash paid for:
Interest	$42,719	$9,571
Income taxes	-	-

Non-cash transactions:
Stock issued in debt conversion - common stock	$171,000	$34,000
Stock issued in debt conversion - preferred stock	$22,500	$-
Asset retirement obligation	$-	$3,669
Accrual of dividend payable	$19,353	$-
Note receivable - Ashton assets	$25,000	$-
Derivative liability new debt	$21,119	$22,594
Reduction in derivative due to debt conversions	$33,741	$-

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

With the Company’s focus on oil and gas exploration and production, the Company decided to sell its interest in IFL. To that end, on February 7, 2012, Adino sold all of its membership interest in IFL to Pomisu XXI S.L. (“Buyer”). The purchase price to be paid by the Buyer was $900,000, paid in two installments with the first installment of $244,825 paid on February 7, 2012, and the balance due not later than May 7, 2012. The balance of the purchase price shall be computed as follows: $900,000 minus $244,825 (initial installment) minus $655,157 of IFL liabilities assumed and settled by the Buyer. The liabilities included $106,520 in accounts payable, $1,500 to a related party, $110,000 in retained customer deposit and $437,155 for the G J Capital lawsuit judgment (see Note 25 for a more thorough discussion). The balance due had not been paid as of June 30, 2012 and the full receivable balance has been reserved.

On June 29, 2012, the Company executed a multi-party agreement with the Sellers of the PetroGreen assets and Gator-Dawg Drilling, LLC (“Gator-Dawg”). In the agreement, the Company released the restriction on the 10 million shares of common stock held in escrow on behalf of the Sellers in the PetroGreen asset purchase in July of 2010. In exchange, the Sellers released all claims to the contract clawback agreement, which stated that the Sellers could repurchase the assets sold to the Company for $1.00 if the price of the Company’s stock did not reach $0.25 per share by the specified date. The Company also transferred the membership shares of AACM3, LLC to its former owner, Alex Perales. AACM3, LLC did not hold any assets at the time of transfer. Gator-Dawg agreed to transfer the drilling rig and associated assets purchased from the Company in March, 2011 to AACM3, LLC. In exchange for the drilling rig transfer, the Company forfeited the $500,000 note due from Gator-Dawg for purchase of those assets (disallowed for consolidation), executed a $100,000 note payable to Gator-Dawg for rig improvements and transferred a truck and trailer purchased in early 2012 to Gator-Dawg. The completion of this multi-party agreement extinguished the contract clawback provision at June 29, 2012.

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

Management assesses the need for an allowance for doubtful accounts based upon the financial strength of our customers, historical experience with our customers and the aging of the amounts due. For the year ended December 31, 2011, we had no reserve for doubtful accounts as all of our receivables were collected early in the subsequent period and had no expectation of loss. At June 30, 2012, the Company reserved the amount due from sale of IFL, or $358,401.

Cash Equivalents

For purposes of reporting cash flows, the Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.  We had no cash equivalents at either June 30, 2012 or December 31, 2011.

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

At June 30, 2012 and December 31, 2011, Adino evaluated and determined that no impairment was warranted on the fixed assets of the Company.  Additionally, no impairment was required on the oil and gas assets of the Company.  There was no change to the impairment analysis performed at the December 31, 2011 audit and no indicators of impairment at the review.  See Notes 12 and 13 for a more thorough discussion of the Company’s fixed assets and oil and gas assets as of June 30, 2012 and December 31, 2011.

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

With the sale of IFL in February 2012, the Company has removed all IFL goodwill at June 30, 2012.

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

NOTE 3-GOING CONCERN

As of June 30, 2012, the Company has a working capital deficit of $3,276,921 and total stockholders’ deficit of $2,825,460.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern depends upon its ability to obtain funding for its working capital deficit. Of the outstanding current liabilities at June 30, 2012, $860,081 of the outstanding current liabilities is due to certain officers and directors for prior years’ accrued compensation.  These officers and directors have agreed in writing to postpone payment if necessary, should the Company need capital it would otherwise pay these individuals. Additionally, non-cash items includes a derivative liability of $106,804.  The Company plans to satisfy current year and future cash flow requirements through its oil and gas operations and merger and acquisition opportunities including the expansion of existing business opportunities.  The Company expects these growth opportunities to be financed by a combination of equity and debt capital; however, in the event the Company is unable to obtain additional debt and equity financing, the Company may not be able to continue its operations.

NOTE 4 - LEASE COMMITMENTS

On April 1, 2007, IFL agreed to lease a fuel storage terminal from 17617 Aldine Westfield Road, LLC for 18 months at $15,000 per month. The lease contained an option to purchase the terminal for $3.55 million by September 30, 2008. The Company evaluated this lease and determined that it qualified as a capital lease for accounting purposes.  The terminal was capitalized at $3,179,572, calculated using the present value of monthly rent at $15,000 for the months April 2007 - September 2008 and the final purchase price of $3.55 million discounted at IFL’s incremental borrowing rate of 12.75%.  The terminal was depreciated over its useful life of 15 years resulting in monthly depreciation expense of $17,664.  As of December 31, 2007, the carrying value of the capital lease liability was $3,355,984.

Due to the difficult credit markets, the Company was unable to secure financing for the Houston terminal facility and assigned its rights under the terminal purchase option to Lone Star Fuel Storage and Transfer, LLC (“Lone Star”).  Lone Star purchased the terminal from 17617 Aldine Westfield Road, LLC on September 30, 2008.  Lone Star then entered into a five year operating lease with option to purchase with IFL.  The five year lease has monthly rental payments of $30,000, escalating 3% per year.  IFL’s purchase option allows for the terminal to be purchased at any time prior to October 1, 2009 for $7,775,552.  The sale price escalated $1,000,000 per year after this date, through the lease expiration date of September 30, 2013.  The Company recognized the escalating lease payments on a straight line basis.

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

With the Company’s focus on oil and gas exploration and production, the Company decided to sell its interest in IFL. To that end, on February 7, 2012, Adino sold all of its membership interest in IFL to Pomisu XXI S.L. (“Buyer”). The purchase price to be paid by the Buyer was $900,000, paid in two installments with the first installment of $244,825 paid on February 7, 2012, and the balance due not later than May 7, 2012. The balance of the purchase price shall be computed as follows: $900,000 minus $244,825 (initial installment) minus $655,157 of IFL liabilities assumed and settled by the Buyer. The liabilities included $106,520 in accounts payable, $1,500 to a related party, $110,000 in retained customer deposit and $437,155 for the G J Capital lawsuit judgment (see Part II, Item 1 for a more thorough discussion). At June 30, 2012, the balance due from Buyer had not been paid. The Company has reserved the full receivable amount.

NOTE 5 - CERTIFICATE OF DEPOSIT

At June 30, 2012 and December 31, 2011, the Company has $50,037 and $50,000, respectively, of restricted certificates of deposit (CDs”). These investments are classified as either a current or long-term asset based on their maturity date. The securities generally have maturity dates of ten months to over one year. The restricted investments serve as collateral for an oil and gas operator license held by the Company’s wholly-owned subsidiary, Adino Exploration, LLC. The cash is held in custody by the issuing bank, is restricted as to withdrawal or use, and is currently invested in certificates of deposit. Income from these investments is paid to the Company at maturity of the certificates of deposit. These investments are classified as held-to-maturity and are recorded as either short-term or long-term on the balance sheet based on contractual maturity date and are recorded at amortized cost.  The Company’s securities are classified as held-to-maturity because the Company has the positive intent and ability to hold the securities to maturity.

NOTE 6 - ACCOUNTS RECEIVABLE

The Company uses an oil and gas gathering company for its oil sales. Each month, sales are recorded as the product is picked up by the gatherer and payments are made to the Company, the following month. The amounts accrued at June 30, 2012 and December 31, 2011 are current month production, to be paid the subsequent month. Additionally, the Company advanced $10,000 to a business associate in December 2011 for repayment in 2012.

	June 30, 2012	December 31, 2011

Oil and gas gatherer receivable	$12,741	$4,859
Advances	10,000	10,000
Total	$22,741	$14,859

NOTE 7 - PETRO ENERGY ACQUISITION PURCHASE PRICE ALLOCATION

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

NOTE 8 - SALE OF ADINO DRILLING, LLC

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

Below are the asset and liability values for Adino Drilling, LLC at March 31, 2011:

Assets disposed at March 31, 2011

Cash	$100
Fixed assets, net of depreciation of $34,837 and $21,186 at March 31, 2011 and December 31, 2011, respectively	350,702
Total assets	350,802

Accounts payable	5,317
Accounts payable - related party	-
Total liabilities	5,317

Net assets - discontinued operations	$345,485

NOTE 9 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s $50,000 CD is carried at cost, which approximates market. During the six months ended June 30, 2012, the Company realized $37 in interest income on the CD. The Company valued the Petro Energy acquisition contract clawback and the current convertible note and warrant derivatives using Level 3 criterion, shown below. As of June 30, 2012, the valuations resulted in a gain on derivatives of $50,417 and loss on contract clawback provision of $119,649 for a net loss of $69,251. As of December 31, 2011, the valuations resulted in a gain on derivatives of $10,850, loss on contract clawback provision of $49,385 and goodwill impairment of $4,827 for a net loss of $53,859.

June 30, 2012
Description	Level 1	Level 2	Level 3	Total Realized Gain (Loss) due to Valuation at	Total Unrealized Gain (Loss) due to valuation

Marketable security - CD	$50,037	$-	$-	$37	$-

Notes payable - derivative	-	-	106,737	(26,431)	-

Haag warrants - derivative	-	-	67	(3,592)	-

Contract clawback provision	-	-	-	198,643	-
Total	$50,037	$-	$106,804	$168,657	$-

December 31, 2011
Description	Level 1	Level 2	Level 3	Total Realized Gain (Loss) due to Valuation	Total Unrealized Gain (Loss) due to Valuation

Marketable security - CD	$50,000	$-	$-	$-	$-

Goodwill	-	-	1,554,413	(4,827)	-

Notes payable - derivative	-	-	133,235	14,541	-

Haag warrants - derivative	-	-	3,659	(3,691)	-

Contract clawback provision	-	-	386,739	49,385	-
Total	$50,000	$-	$2,078,046	$53,859	$-

With the sale of IFL, the Company removed all associated goodwill at the sale date, February 7, 2012. At December 31, 2011, the Company recognized a loss on goodwill of $4,827 for an ending balance of $1,554,413.

On June 29, 2012, the Company executed a multi-party agreement with the Sellers of the PetroGreen assets and Gator-Dawg Drilling, LLC (“Gator-Dawg”). In the agreement, the Company released the restriction on the 10 million shares of common stock held in escrow on behalf of the Sellers in the PetroGreen asset purchase in July of 2010. In exchange, the Sellers released all claims to the contract clawback agreement, which stated that the Sellers could repurchase the assets sold to the Company for $1.00 if the price of the Company’s stock did not reach $0.25 per share by the specified date. The Company also transferred the membership shares of AACM3, LLC to its former owner, Alex Perales. AACM3, LLC did not hold any assets at the time of transfer. Gator-Dawg agreed to transfer the drilling rig and associated assets purchased from the Company in March, 2011 to AACM3, LLC. In exchange for the drilling rig transfer, the Company forfeited the $500,000 note due from Gator-Dawg for purchase of those assets (disallowed for consolidation), executed a $100,000 note payable to Gator-Dawg for rig improvements and transferred a truck and trailer purchased in early 2012 to Gator-Dawg. The completion of this multi-party agreement extinguished the contract clawback provision at June 29, 2012.

The clawback was valued at the agreement date, June 29, 2012, resulting in an additional loss on clawback of $78,994 during the quarter, for a total change in clawback value of $198,643 for the six months ended June 30, 2012.

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

The note receivable from Mr. Sundlun matured on November 6, 2008.  The Company extended the note’s maturity date to August 8, 2011 with no additional interest accrual to occur past November 6, 2008.  Due to the fact that there will be no interest accrued on the note going forward, the Company recorded a discount on the note principal of $179,671.  The discount was fully amortized as of August 8, 2011.  The Company and Mr. Sundlun do not deem the notes in default and were discussing the note extension or renegotiation at June 30, 2012.

Interest accrued on the Sundlun note receivable was $375,208 at June 30, 2012 and December 31, 2011.

A schedule of the balances at June 30, 2012 and December 31, 2011 is as follows:

	June 30, 2012	December 31, 2011

Sundlun note receivable	$750,000	$750,000
Less: current portion	(750,000)	(750,000)
Total long-term notes receivable	$-	$-

NOTE 11 - RECEIVABLE - ASSET SALES

In October 2011, Adino signed a letter of intent to purchase all of the assets of Ashton, AOS 1A, and AOS 1-B. The proposed purchase price for the assets was $6,000,000 in face value of convertible preferred stock of the Company, with the preferred stock converting to common stock at the rate of $0.15 per share. The parties agreed that partial closing of the purchase would occur once the sellers received clear title to the assets subject to the agreement. The first partial closing of purchase occurred on November 3, 2011, and the Company issued 100,000 shares of Adino's Class "B" Preferred Stock Series 1 (the "Preferred Stock"), as follows: 95,534 shares to AOS 1A, and 4,466 shares to AOS 1-B. The Preferred Stock shall be convertible into common shares at AOS 1A or AOS 1-B's option at any time after six months, provided that (a) immediately after the first six months, only 25% of the Preferred Stock may be converted to common stock, and (b) each month thereafter, only up to 12.5% of the Preferred Stock may be converted to common stock. The Preferred Stock shall have other terms as determined by Adino's Board of Directors. The number of shares of Preferred Stock was chosen to conform to the agreed upon value of $1,500,000 for the assets. The Company later decided not to acquire the remaining Ashton assets. On February 7, 2012, the Company sold all oilfield machinery and equipment it had purchased from Ashton Oilfield Services in its November 2011 acquisition for $500,000. At June 30, 2012, the outstanding balance on the purchase was $25,000, which was fully collected as of July 12, 2012.

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

A schedule of the balances at June 30, 2012 and December 31, 2011 is as follows:

	June 30, 2012	December 31, 2011

Ashton asset sale	$25,000	$-
IFL membership sale	358,401	-
Less: allowance for uncollectible accounts	(358,401)	-
Total receivable - asset sales	$25,000	$-

NOTE 12 - FIXED ASSETS

The following is a summary of this category:

	June 30, 2012	December 31, 2011

Machinery and equipment	$190,722	$528,720
Vehicles	47,427	60,927
Leasehold improvements	13,851	13,288
Total assets - continuing operations	252,000	602,935
Less: Accumulated depreciation	(94,341)	(88,874)
Net assets - continuing operations	157,659	514,061
Machinery and equipment - Intercontinental Fuels, LLC, discontinued as of 2/7/2012, net of accumulated depreciation	-	6,281
Total	$157,659	$520,342

On February 7, 2012, the Company sold the membership shares of IFL to a third party.  IFL’s assets were leasehold improvements and office equipment, with a net book value of $6,281 at the time of sale. The sale resulted in a loss to the Company of $8,416, which is included with the IFL activity through the sale date, in the discontinued operations section of the statement of operations.

The useful life for leasehold improvements is 15 years. Machinery and equipment has a useful life of seven years, vehicles’ useful life is five years and office equipment is being depreciated over three years.  Depreciation expense for the quarter and six months ended June 30, 2012 and 2011 was $9,744 and $19,090, and $27,170 and $35,787, respectively.

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

Proved oil and gas properties: As of June 30, 2012, the Company’s Felix Brandt and James Leonard leases include twenty one proved developed producing (PDP) wells and three saltwater disposal wells. According to the reserve analysis conducted by an independent engineering firm, the estimated discounted net cash flow on the Felix Brandt lease was $118,590 as of December 31, 2010. As a result of the Company’s workover and drilling programs during 2011, the estimated discounted net cash flow on the combined Felix Brandt and James Leonard leases are $851,896 as of December 31, 2011. Due to our significant net loss carryforward, we do not expect to pay any federal income taxes on future net revenues provided from the Felix Brandt lease production. Therefore, the pre-tax and after-tax estimate of discounted future net cash flows at December 31, 2011 are both $851,896. There was no updated estimate of future net reserves performed at June 30, 2012.

Asset retirement obligation: The Company accounts for its asset retirement obligations by recording the fair value of a liability for an asset retirement obligation recognized in the period in which it was incurred if a reasonable estimate of fair value could be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and allocated to operating expense using a systematic and rational method. As of June 30, 2012, the Company has recorded a net asset of $46,372 and related liability of $53,076. Accretion for the quarter and six months ended June 30, 2012 was $1,066 and $2,132, respectively.

Impairment:  Current guidance requires that  unamortized capitalized costs (less certain adjustments) for each cost center  not exceed the cost ceiling, which is defined as the present value of future net revenues from estimated production of proved oil and gas reserves (plus certain adjustments). If adjusted unamortized costs capitalized within a cost center exceed the cost center ceiling, the excess is charged to expenses and separately disclosed during the period it occurs. The Company evaluated the carrying cost of the applicable oil producing properties and determined that the carrying value should be reduced by $47,481 for the year ended December 31, 2010. For the six months ended June 30, 2012 and the year ended December 31, 2011, the Company evaluated the carrying cost of the applicable oil producing properties and determined that the carrying value did not exceed the cost ceiling, therefore no adjustment was necessary at June 30, 2012 or December 31, 2011.

The oil and gas related asset values at June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012	December 31, 2011

Tangible drilling costs	$757,764	$409,334
Proved oil and gas properties	71,060	71,060
Unproved oil and gas properties	1,500	280,602
Asset retirement cost	46,372	46,372
Impairment	(47,481)	(47,481)
Accumulated depletion	(135,413)	(73,260)
Total	$693,802	$686,627

Depletion, calculated using the units of production method for the three and six months ended June 30, 2012 and 2011 was $30,337 and $62,153 and $3,445, and $3,445 and $17,087, respectively.

NOTE 14 - OTHER ASSETS

As the Company’s wells and lease holdings have increased, it has need for supplies on hand for lease and well repair and maintenance. At June 30, 2012 and December 31, 2011, the Company had $19,448 and $25,001 in supplies and replacement parts available for use, respectively.

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

Adino evaluated the aggregate goodwill for impairment. Due to the sale of the Company’s interest in IFL in February 2012, the Company has recorded impairment of goodwill on the transaction of $1,554,413 and $4,827, at March 31, 2012 and December 31, 2011, respectively. No goodwill remains after March 31, 2012.

NOTE 16 - ACCRUED LIABILITIES / ACCRUED LIABILITIES - RELATED PARTY

Other liabilities and accrued expenses consisted of the following as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011

Accrued accounting and legal fees	$-	$125,000
Property and payroll tax accrual	27	2,445
Dividend payable	-	1,942
Total accrued liabilities	$27	$129,387

Accrued salaries-related party	$860,080	$1,013,034

Asset retirement obligation	$53,076	$50,944

Accrued accounting and legal fees: On April 18, 2012, the Company converted the accrued consultant debt of $103,000 into 2,060,000 shares of Rule 144 common stock. See Note 20 for further discussion.

Dividend payable: Dividend expense of $19,353 for the six months ended June 30, 2012 has been paid prior to quarter end.

Accrued salaries - related party:  This liability is due to certain officers and directors for prior years’ accrued compensation.  They have agreed to postpone payment if necessary, should the Company need capital it would otherwise pay these individuals.

NOTE 17 - NOTES PAYABLE / CONVERTIBLE NOTES PAYABLE

	June 30, 2012	December 31, 2011

NOTES PAYABLE
Note payable - Stuart Sundlun, bearing interest of 10% per annum, due August 7, 2011	$1,500,000	$1,500,000
Note payable - Gulf Coast Fuels/GJ Capital	-	436,380
Notes payable - BlueRock Energy Group, bearing interest at 18%, payable via production)	294,159	379,854
Note payable - GMAC, bearing interest of 11.7% per annum with 60 monthly payments of $895, due May 13, 2013	13,277	14,622
Related party - Notes payable – Gator-Dawg Drilling, LLC, bearing interest at 5.24%, payable on demand	100,000	-
Total notes payable	1,907,436	2,330,856
Less: current portion	(1,907,436)	(2,325,849)
Long term notes payable	-	5,007

CONVERTIBLE NOTES PAYABLE
Note payable - Asher notes, net of discount of $32,817 and $50,986 at June 30, 2012 and December 31, 2011, respectively	109,684	119,514
bearing interest of 8% per annum, due February 16, 2012 (balance $0 at 6/30/12; $5,000 at 12/31/11)
bearing interest of 8% per annum, due March 23,2012 (balance $0 at 6/30/12; $53,000 at 12/31/11)
bearing interest of 8% per annum, due April 7, 2012 (balance $27,500 at 6/30/12 and 12/31/11)
bearing interest of 8% per annum, due June 12, 2012 (balance $37,500 at 6/30/12 and 12/31/11)
bearing interest of 8% per annum, due August 28, 2012 (balance $37,500 at 6/30/12 and 12/31/11)
bearing interest of 8% per annum, due October 23, 2012 (balance $40,000 at 6/30/12; $0 at 12/31/11)
Notes payable - BWME, bearing interest at 8% per annum, due September 2, 2013	400,000	400,000
Notes payable - Schwartz group, bearing interest at 6%, due January 9, 2013	62,500	85,000
Total convertible notes payable	$572,184	$604,514
Less: current portion	(272,184)	(119,514)
Long term convertible notes payable	$300,000	$485,000

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

Interest accrued on the Sundlun note payable was $847,500 and $810,000 at June 30, 2012 and December 31, 2011, respectively.

Gulf Coast Fuels / GJ Capital: In December 2011, the court rendered judgment for G J Capital and against Adino and IFL in the amount of $250,000, plus $152,988 in attorneys’ fees, $9,300 in court costs, plus $20,616 in prejudgment interest. The Company did not appeal this judgment .In February 2012, the Company paid $200,321 in partial settlement of the amount due. The balance due at March 31, 2012 was $236,834. On May 1, 2012, the Company paid the final balance due on the GJ Capital suit, receiving a full release on all liability.

BlueRock Financing: On October 14, 2011, the Company entered into a production agreement with BlueRock Energy Capital II, LLC (BlueRock”). Under the production agreement, BlueRock funded Adino with $410,000 for the drilling of five oil wells on the Company’s Leonard and Felix Brandt leases and for working capital. Under the terms of the production agreement, BlueRock will be entitled to 65% of the net revenue interest of the wells until BlueRock receives $410,000 plus an 18% return on investment. These monies are to be paid as the Company receives production payments on the new wells. After payment of this amount, BlueRock will receive a 3% overriding royalty interest on the wells. At June 30, 2012 and December 31, 2011, the balance on the BlueRock agreement was $294,159 and $379,854, respectively.

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

During the first quarter of 2011, Asher converted $34,000 of the notes into the Company’s common stock, resulting in an issuance of 1,862,833 shares to Asher.  During the second quarter of 2011, Asher converted the remaining balance of $23,500 into the Company’s common stock, resulting in an issuance of 2,036,820 shares to Asher.  No amounts were converted during the third quarter, 2011. During the fourth quarter of 2011, Asher converted $48,000 into the Company’s common stock, resulting in an issuance of 2,664,063 shares to Asher. See Note 20 for a detailed description of each conversion.

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

During the first quarter of 2012, Asher converted $45,000 of the notes and $2,120 in interest into the Company’s common stock, resulting in an issuance of 9,912,748 shares to Asher. There was no gain or loss on the transaction.

During the second quarter of 2012, Asher converted $23,000 of the notes and $2,120 in interest into the Company’s common stock, resulting in an issuance of 11,341,176 shares to Asher. There was no gain or loss on the transaction.

BWME Notes: On September 2, 2010, the Company issued convertible promissory notes to investors in the amount of $400,000, to fund financing and start-up costs of the recent Petro Energy acquisition. The notes have a maturity date of September 2, 2013, with accrued interest paid quarterly at an annual interest rate of eight percent (8%) per annum. The holders have the right from and after the date of issuance, and until any time until the note is fully paid, to convert any outstanding and unpaid principal portion of the note, and accrued interest, into fully paid and non-assessable shares of common stock. The note has a fixed conversion price of $0.10. The full balance of $400,000 is outstanding at both June 30, 2012 and December 31, 2011.

Schwartz Notes: On January 10, 2011, the Company issued convertible promissory notes to investors in the amount of $272,500, to fund drilling activities associated with the recent Petro Energy acquisition. The notes have a maturity date of January 9, 2013, with interest accrued and paid at the option of the holder at an annual interest rate of six percent (6%) per annum. The holders have the right from and after the date of issuance, and until any time until the note is fully paid, to convert any outstanding and unpaid principal portion of the note, and accrued interest, into fully paid and non-assessable shares of common stock. The note has a fixed conversion price of $0.35. During December 2011, the Company offered to convert the notes into shares of the Company’s Class B Preferred Stock, Series 3. Three of the investors then chose to convert their notes, totaling $187,500 into shares of the preferred stock. In January 2012, a fourth investor chose to convert his note balance of $22,500 into shares of the Company’s Class B Preferred Stock, Series 3. The final note of $62,500 remains outstanding at June 30, 2012.

Gator-Dawg Note: On June 29, 2012, the Company executed a multi-party agreement with the Sellers of the PetroGreen assets and Gator-Dawg Drilling, LLC (“Gator-Dawg”). In the agreement, the Company released the restriction on the 10 million shares of common stock held in escrow on behalf of the Sellers in the PetroGreen asset purchase in July of 2010. In exchange, the Sellers released all claims to the contract clawback agreement, which stated that the Sellers could repurchase the assets sold to the Company for $1.00 if the price of the Company’s stock did not reach $0.25 per share by the specified date. The Company also transferred the membership shares of AACM3, LLC to its former owner, Alex Perales. AACM3, LLC did not hold any assets at the time of transfer. Gator-Dawg agreed to transfer the drilling rig and associated assets purchased from the Company in March 2011 to AACM3, LLC. In exchange for the drilling rig transfer, the Company forfeited the $500,000 note due from Gator-Dawg for purchase of those assets (disallowed for consolidation), executed a $100,000 note payable to Gator-Dawg for rig improvements and transferred a truck and trailer purchased in early 2012 to Gator-Dawg. The completion of this multi-party agreement extinguished the contract clawback provision at June 29, 2012. The $100,000 note to Gator-Dawg is payable on demand.

The table below reflects the aggregate principal maturities of long-term debt for years ended December 31:

Principal

2013	$400,000
2014	-
2015	-
2016	-
2017	-
Total	$400,000

NOTE 18 - CONTRACT CLAWBACK PROVISION

A component of the acquisition agreement with PetroGreen Energy and AACM3, LLC gave the former owners of these companies the option to repurchase for $1.00 the assets held by the companies as of July 1, 2010 if the Company’s common stock price fails to reach $0.25 per share within three years of the original acquisition date. The contract clawback provision was valued at December 31, 2011 at $386,739.

The contract clawback was valued at March 31 and June 29, 2012 and the increase in provision for the quarters was recorded as a loss on contract clawback in the statement of operations.

On June 29, 2012, the Company executed a multi-party agreement with the Sellers of the PetroGreen assets and Gator-Dawg Drilling, LLC (“Gator-Dawg”). In the agreement, the Company released the restriction on the 10 million shares of common stock held in escrow on behalf of the Sellers in the PetroGreen asset purchase in July of 2010. In exchange, the Sellers released all claims to the contract clawback agreement, which stated that the Sellers could repurchase the assets sold to the Company for $1.00 if the price of the Company’s stock did not reach $0.25 per share by the specified date. The Company also transferred the membership shares of AACM3, LLC to its former owner, Alex Perales. AACM3, LLC did not hold any assets at the time of transfer. Gator-Dawg agreed to transfer the drilling rig and associated assets purchased from the Company in March 2011 to AACM3, LLC. In exchange for the drilling rig transfer, the Company forfeited the $500,000 note due from Gator-Dawg for purchase of those assets (disallowed for consolidation), executed a $100,000 note payable to Gator-Dawg for rig improvements and transferred a truck and trailer purchased in early 2012 to Gator-Dawg. The completion of this multi-party agreement extinguished the contract clawback provision at June 29, 2012.

NOTE 19 - DERIVATIVE LIABILITY

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

Below is detail of the derivative liability balances as of June 30, 2012 and December 31, 2011.

Derivative Liability	December 31, 2011	Additions	Increase (Decrease) from valuation	June 30, 2012

Asher note / BWME notes	$133,234	$21,119	$(47,616)	$106,737

Haag warrants	3,660	-	(3,593)	67
Total	$136,894	$21,119	$(51,209)	$106,804

The net decrease of $30,090 is split between changes to derivative liability due to new note addition of $21,119, a reduction of $33,741 to additional paid-in-capital for the derivative reduction attributable to the Asher note conversions discussed in Notes 17 and 20.  The remaining $17,468 is reflected as gain on derivatives in the statement of operations.

NOTE 20 - STOCK

COMMON STOCK

The Company's common stock has a par value of $0.001. There were 50,000,000 shares authorized as of December 31, 2007.  At the Company’s January 2008 shareholder meeting, the shareholders voted to increase the authorized common stock to 500,000,000 shares.  As of June 30, 2012 and December 31, 2011, the Company had 135,487,043 and 125,574,295 shares issued and outstanding, respectively.

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

On April 16, 2012, Asher converted $12,000 of its note into 6,666,667 shares of the Company’s common stock.

On May 23, 2012, Asher converted $10,000 of its note into 2,941,176 shares of the Company’s common stock.

On May 23, 2012, Asher converted $1,000 of its note and $2,120 in accrued interest into 1,733,333 shares of the Company’s common stock.

All note conversions were within the terms of the agreement and did not result in a gain or loss.

On April 18, 2012, The Board of Directors approved a stock conversion of $103,000 in accrued consulting expense into Rule 144 common stock, at a conversion rate of $0.05 per share. The conversion resulted in issuance of 2,060,000 shares of stock and a gain to the Company of $87,962, based on the difference between the conversion rate and the market price on the date of conversion.

As a result of the above common stock issuances, there were 148,888,219 shares issued and outstanding as of June 30, 2012.

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

As of June 30, 2012, the Company has also designated two series of Class B Preferred Stock.

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

At June 30, 2012 and December 31, 2011, there were 100,000 shares of Class B Preferred Stock Series 1 issued and outstanding.

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

On December 10, 2011, three of the Schwartz investors, each holding a note for $62,500, converted their notes into 1,786 shares of the Company’s Class B Preferred Stock Series 3, for a total issuance of 5,358 shares. Additionally, each investor invested an additional $50,000 in the Company through the purchase of 1,428 shares of Class B Preferred Stock Series 3 shares, for a total issuance of 4,284 shares. The conversion was within the terms of the agreement and there was no gain or loss on the transaction.

On January 9, 2012, one of the Schwartz investors converted his $22,500 note into 681 shares of the Company’s Class B Preferred Stock Series 3. Additionally, he invested an additional $30,000 in the Company through the purchase of 857 shares of Class B Preferred Stock Series 3 shares. The conversion was within the terms of the agreement and there was no gain or loss on the transaction.

At June 30, 2012 and December 31, 2011, there were 11,180 and 9,642 shares of Class B Preferred Stock Series 3 issued and outstanding, respectively.

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

At June 30, 2012 and December 31, 2011, the Company recorded dividends paid for the Class B Preferred Stock Series 3 shares of $19,353 and $1,942 respectively, for those shares issued in the Schwartz debt conversions, discussed above.

NOTE 21 - STOCK OPTIONS / STOCK WARRANTS

In September 2007, the Company entered into a consulting agreement with Small Cap Support Services, Inc. (Small Cap”) to provide investor relations services.  In addition to monthly compensation, Small Cap was entitled to 500,000 options, vesting ratably over 8 quarters through August 30, 2009, priced at 166,667 shares at $0.15, $0.25, and $0.35 each.  Using the Black-Scholes valuation model and an expected life of 3.5 years, volatility of 271.33%, and a discount rate of 4.53%, the Company determined the aggregate value of the 500,000 seven year options to be $59,126. The options became fully expensed and vested as of June 30, 2009. All options are outstanding at June 30, 2012 and December 31, 2011.

NOTE 22 - EARNINGS PER SHARE

The table below sets forth the computation of basic and diluted net income (loss) per share for the three and six months ended June 30, 2012 and 2011.

	For the quarter ended June 30		For the six months ended June 30
	2012	2011	2012	2011
Numerator:
Gain (loss) from continuing operations	$257,935	$(256,442)	$(324,890)	$(726,833)
Gain from discontinued operations	$-	$299,633	$61,509	$276,552

Basic net income (loss)	$257,935	$43,191	$(263,381)	$(450,281)
Diluted net income (loss)	$257,935	$43,191	$(263,381)	$(450,281)

Denominator:
Basic weighted average common shares outstanding	140,856,758	107,685,367	131,439,456	107,685,367
Effect of dilutive securities
Convertible note	31,551,696	0	31,551,696	0
Dilutive weighted average common shares outstanding	172,408,454	107,685,367	162,991,152	107,685,367

Net (loss) per share, basic and fully diluted - continuing operations	0.00	(0.00)	(0.00)	(0.01)
Net income (loss) per share, basic and fully diluted - discontinued operations	0.00	0.00	0.00	0.00
Basic net income (loss) per share	$0.00	$0.00	$(0.00)	$(0.00)
Diluted net income (loss) per share	$0.00	$0.00	$(0.00)	$(0.00)

As of June 30, 2012, Adino had 148,888,219 shares outstanding, with no shares payable outstanding. The Company uses the treasury stock method to determine whether any outstanding options or warrants are to be included in the diluted earnings per share calculation.

At June 30, 2012, the Company has 500,000 options outstanding to a former consultant, exercisable between $0.15 and $0.35 each.   Using an average share price for the three and six months ended June 30, 2012 and 2011 of $0.005 and $0.01, and $0.02 and $0.03 respectively, the options resulted in no additional dilution to the Company.

The Company calculated the dilutive effect of the convertibility of the Asher notes, resulting in additional weighted average share additions of 24,289,300 for the three and six months ended June 30, 2012. The Company’s conversion of several of the Schwartz notes into Preferred Class B Series 3 shares (discussed in Note 20) resulted in dilution of 1,114,286 common shares. Additional dilution of 10,000,000 shares resulted from the Company’s purchase of the Ashton assets (see Notes 1 and 19). The effect on earnings per share from the Company’s BWME, Schwartz and Gator-Dawg convertible notes was excluded from the diluted weighted average shares outstanding because the conversion of these instruments would have been non-dilutive since the strike price is above the market price for our stock.

There were no dilutive note instruments in place at June 30, 2011.

The dilutive effect of convertible instruments on earnings per share is not presented in the consolidated statements of operations for periods with a net loss.

NOTE 23 - CONCENTRATIONS

The following table sets forth the amount and percentage of revenue from those customers that accounted for at least 10% of revenues for the three and six months ended June 30, 2012 and 2011.

	Quarter Ended	%	Quarter Ended	%	Six Months Ended	%	Six Months Ended	%
	June 30, 2012		June 30, 2011		June 30, 2012		June 30, 2011

Customer A	$-	-	$456,000	100.00	$152,000	42%	$912,000	100%
Customer B	$112,216	100%	$-	-	$210,949	58%	$-	-

Total	$112,216		$456,000		$362,949		$912,000

The Company had outstanding accounts receivable of $22,741and $14,859 at June 30, 2012 and December 31, 2011, respectively. Of those amounts, $12,741 and 4,859 were from oil revenues delivered at month-end and collected the subsequent month. Each date also reflects $10,000 due from a third party.

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

In December 2011, G J Capital dismissed its claims against Mr. Byrd and Mr. Wooley. Also in December 2011, the court rendered judgment for G J Capital and against Adino and IFL in the amount of $250,000, plus $152,988 in attorneys’ fees, $9,300 in court costs, plus $20,616 in prejudgment interest. The Company did not appeal this judgment. In February 2012, the Company paid $200,321 in partial settlement of the amount due. The balance due at March 31, 2012 was $236,834. On May 1, 2012, the Company paid the final balance due on the GJ Capital suit, receiving a full release on all liability.

NOTE 26 – GAIN ON SALE / RELINQUISHMENT

On June 29, 2012, the Company executed a multi-party agreement with the Sellers of the PetroGreen assets and Gator-Dawg Drilling, LLC (“Gator-Dawg”). In the agreement, the Company released the restriction on the 10 million shares of common stock held in escrow on behalf of the Sellers in the PetroGreen asset purchase in July of 2010. In exchange, the Sellers released all claims to the contract clawback agreement, which stated that the Sellers could repurchase the assets sold to the Company for $1.00 if the price of the Company’s stock did not reach $0.25 per share by the specified date. The Company also transferred the membership shares of AACM3, LLC to its former owner, Alex Perales. AACM3, LLC did not hold any assets at the time of transfer. Gator-Dawg agreed to transfer the drilling rig and associated assets purchased from the Company in March 2011 to AACM3, LLC. In exchange for the drilling rig transfer, the Company forfeited the $500,000 note due from Gator-Dawg for purchase of those assets (disallowed for consolidation), executed a $100,000 note payable to Gator-Dawg for rig improvements and transferred a truck and trailer purchased in early 2012 to Gator-Dawg.

The contract clawback was valued at March 31 and June 29, 2012 and the increase in provision for the quarters was recorded as a loss on contract clawback in the statement of operations. The completion of this multi-party agreement extinguished the contract clawback provision at June 29, 2012.

Gain (loss) at June 30, 2012

Contract clawback	$585,382
Note payable related party - Gator Dawg	(100,000)
Truck and trailer to Gator Dawg, net of accumulated depreciation	(12,150)

Total	$473,232

NOTE 27 - SUBSEQUENT EVENTS

There were no additional subsequent events through August 14, 2012, the date the financial statements were issued.

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

RECENT DEVELOPMENTS

Oil and Gas Exploration and Production

On July 1, 2010, the Company acquired 100% of the membership interests of Petro Energy for 10,000,000 shares of Adino common stock; however, the newly issued shares were to remain in escrow until Adino’s stock price reaches $0.25 per share. If Adino's stock price failed to reach $0.25 within three years, the sellers could repurchase for $1.00 the assets originally held by Petro Energy on July 1, 2010.

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

With the success of the drilling program, the Company had the reserve analysis recalculated to include both the Felix Brandt and Leonard leases. An independent engineering firm estimated the discounted net cash flow increased from $118,590 as of December 31, 2010 to $851,896 at December 31, 2011.

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

Drilling began on the BlueRock five well program (one well on the Felix Brandt lease and four wells on the Leonard lease) in November 2011. The wells were completed during the second quarter, 2012.

The Company owns the Felix Brandt leases, the James Leonard lease and the Lillie D. Coats lease. These leases comprise approximately 395 gross acres in Coleman County, Texas and approximately 300 gross acres in Runnels County, Texas. The Company’s working interest in each lease varies.

As of June 30, 2012, the Company’s Felix Brandt leases include thirteen proved developed producing (PDP) wells and three saltwater disposal wells. The Leonard lease includes seven PDP wells. The Coats lease includes one PDP well.

On June 29, 2012, the Company executed a multi-party agreement with the Sellers of the PetroGreen assets and Gator-Dawg Drilling, LLC (“Gator-Dawg”). In the agreement, the Company released the restriction on the 10 million shares of common stock held in escrow on behalf of the Sellers in the PetroGreen asset purchase in July of 2010. In exchange, the Sellers released all claims to the contract clawback agreement. The Company also transferred the membership shares of AACM3, LLC to its former owner, Alex Perales. AACM3, LLC did not hold any assets at the time of transfer. Gator-Dawg (formerly Adino Drilling, LLC) agreed to transfer the drilling rig and associated assets purchased from the Company in March, 2011 to AACM3, LLC. In exchange for the drilling rig transfer, the Company transferred a truck and trailer purchased in early 2012 and executed a $100,000 note payable to Gator-Dawg. The completion of this multi-party agreement extinguished the contract clawback provision at June 29, 2012.

The Company believes that its focused efforts in exploration and production have been very successful and plans to continue the path of lease acquisition and development resulting in increased production and reserve interests in 2012 and beyond.

Fuel Storage Operations

With the Company’s focus on oil and gas exploration and production, the Company decided to sell its interest in IFL. To that end, on February 7, 2012, Adino sold all of its membership interest in IFL to Pomisu XXI S.L. (“Buyer”). The purchase price to be paid by the Buyer is $900,000, paid in two installments with the first installment of $244,824.97 paid on February 7, 2012, and the balance due not later than May 7, 2012. The balance of the purchase price shall be computed as follows: $900,000 minus $244,842.97 (initial installment) minus $655,157 of IFL liabilities assumed and settled by the Buyer. The liabilities included $106,520 in accounts payable, $1,500 to a related party, $110,000 in retained customer deposit and $437,155 for the G J Capital lawsuit judgment (see Note 25 for a more thorough discussion). As of June 30, 2012, amounts due from Buyer had not been collected and are fully reserved.

RESULTS OF OPERATIONS

The Company sold its wholly-owned subsidiary, IFL, as of February 2012. The revenues and expenses from that subsidiary have been shown as net income from discontinued operations for the quarter and six months ended June 30, 2012. The Company’s net income for the quarter and six months ended June 30, 2011 has also been separated from the consolidated entity and presented in discontinued operations for comparison purposes.

Revenue: The Company’s oil and gas revenues, net of royalty expense, was $112,216 and 96,705 for the three months ended June 30, 2012 and 2011, respectively. The comparison of $210,949 and $121,458 for the six months ended June 30, 2012 and 2011 respectively, reflect the Company’s success in work-overs and new drilling projects.

Cost of Product Sales:  Cost of product sales, severance taxes, for the three and six months ended June 30, 2012 and 2011 were $11,176 and $19,312 and $22,349 and $20,643, respectively. The Company saw significant increases in its production on the Felix Brandt and James Leonard leases, resulting in increased severance taxes paid as a percent of revenues.

Payroll and Related Expenses:  Employee expense decreased from $47,708 for the three months ended June 30, 2011 to $18,327 for the same period ended June 30, 2012. Year to date expense at June 30, 2011 of $112,061 decreased to $56,873 at June 30, 2012. The Company had several oilfield workers during 2011, but now primarily utilizes contract workers for those services, contributing to the decreased expense.

General and Administrative: : The Company’s expense for the quarter and six months ended June 30, 2012 was $32,148 and $459,093 compared to $56,481 and $95,106 for the same periods in 2011. The increase is primarily due to bad debt expense of $358,401 to reserve for potentially uncollectible receivables. Additionally, the Company incurred moving expenses associated with the Ashton asset purchase (see Note 1) of $19,842.

Legal and Professional:  Legal and professional expense was $16,916 and $54,062 for the three months ended June 30, 2012 and 2011, respectively and $28,258 and $140,980 for the six months ended June 30, 2012 and 2011, respectively. During 2012, although the Company experienced significant legal expense associated with the G J Capital lawsuit, legal fees were negotiated and the Company received a credit on legal billings of $52,785 during the first quarter, 2012. See Note 25 for discussion on the G J Capital lawsuit.

Consulting Expense:   The Company’s consulting expense for the quarter and six months ended June 30, 2012 was $63,983 and $198,326 compared to $204,990 and $392,968 for the same periods in 2011. The Company retains the services of a consultant, geologist and petroleum engineer to assist in property development and oil and gas operations. During 2012, the Company retained one fewer consultant, reducing expense compared to the prior year.

Depreciation Expense: Depreciation expense was $82,826 and $28,056 for the years six months ended June 30, 2012 and 2011, respectively.   The increase is due to increased depletion associated with increased oil production. Depletion for the six months ended June 30, 2012 and 2011 was $62,153 and $20,532, respectively.

Operating Supplies: The Company’s operating supplies expense for the quarter and six months ended June 30, 2012 was $47,433 and $57,452 compared to $2,957 and $5,152 for the same periods in 2011. The increase expense is due to repairs and maintenance necessary on the increased number of wells.

Interest Income:  Interest income for the three and six months ended June 30, 2012 was $18 and $666, compared to $20,303 and $39,600 for the comparable period in 2011. The Company had agreed to an amendment on the $750,000 note receivable with Mr. Sundlun.  This amendment extended the maturity date of the note to August 2011 at no additional interest past the original maturity date of November 6, 2008.  Due to the lack of interest expense, the Company recognized a discount on the note and amortized that discount through the note’s maturity date. The decrease in income from 2012 to 2011 is a result of the discount being fully amortized at July 31, 2011.

Interest Expense:  Interest expense was $71,477 and $61,190 for the three months ended June 30, 2012 and 2011, respectively, and $170,311 and $132,720 for the six months ended June 30, 2012 and 2011, respectively, an increase of $37,591 or 28%. Interest expense increased for 2012 due to the Company entering into several additional convertible promissory notes payable to Asher, resulting in 8% annual interest to the Company. The Company also entered into a promissory note payable to BlueRock, resulting in 18% annual interest to the Company, and a promissory note payable to the Schwartz Group, resulting in 6% annual interest to the Company. Interest expense consistent between 2012 and 2011 are for the notes to Mr. Sundlun and vehicle financing. See Note 17 of the Company’s financial statements for additional information regarding interest expense.

Gain on Debt Conversion: On April 18, 2012, The Board of Directors approved a stock conversion of $103,000 in accrued consulting expense into Rule 144 common stock, at a conversion rate of $0.05 per share. The conversion resulted in issuance of 2,060,000 shares of stock and a gain to the Company of $87,962.

Gain on Sale/Relinquishment: On June 29, 2012, the Company executed a multi-party agreement with the Sellers of the PetroGreen assets and Gator-Dawg Drilling, LLC (“Gator-Dawg”). In the agreement, the Company released the restriction on the 10 million shares of common stock held in escrow on behalf of the Sellers in the PetroGreen asset purchase in July of 2010. In exchange, the Sellers released all claims to the contract clawback agreement. The Company also transferred the membership shares of AACM3, LLC to its former owner, Alex Perales. AACM3, LLC did not hold any assets at the time of transfer. Gator-Dawg (formerly Adino Drilling, LLC) agreed to transfer the drilling rig and associated assets purchased from the Company in March, 2011 to AACM3, LLC. In exchange for the drilling rig transfer, the Company transferred a truck and trailer purchased in early 2012 and executed a $100,000 note payable to Gator-Dawg. The completion of this multi-party agreement extinguished the contract clawback provision at June 29, 2012. The net effect of the multi-party agreement resulted in a gain on sale/relinquishment to the Company of $473,232 at June 30, 2012.

Gain (Loss) on Derivative: The Company entered into a series of promissory notes that permits conversion of the notes into shares of the Company’s common stock at a discount to the market price. This discount to market conversion feature is treated as a derivative for accounting purposes. This note also caused two other financial instruments held by the Company to be considered derivatives. The Company has calculated the change in value of those instruments for the three months ended June 30, 2012 for a loss of $32,949, compared with a loss of $18,104 for the three months ended June 30, 2011. Year to date amounts are a gain on change in value at June 30, 2012 of $17,468 compared to a loss of $7,275 at June 30, 2011. See Note 19 of the Company’s financial statements for a more thorough discussion of this item.

Gain (Loss) on Change in Fair Value of Clawback: A component of the Petro Energy acquisition agreement gave the former owners of these companies the option to repurchase for $1.00 the assets held by the companies as of July 1, 2010 if the Company’s common stock price fails to reach $0.25 per share within three years of the original acquisition date. Although the clawback was relinquished by the Petro Energy sellers at June 29, 2012, the Company was required to recognize the change in value through the relinquishment date. The change in value for the six months ended June 30, 2012 was $198,643 compared to $643 for the same period, 2011. See Note 18 for a discussion of the clawback and the relinquishment agreement.

Gain on Sale of Assets:   The Company sold the assets acquired from Ashton for $500,000 on February 7, 2012, resulting in a gain on sale of $161,905. See Note 1 for a more thorough discussion of the asset purchase and sale transactions.

Net Income/Loss: The Company had a net gains of $257,935 and $43,191 for the three months ended June 30, 2012 and 2011, respectively and net losses of $263,381 and $450,281 for the six months ended June 30, 2012 and 2011, respectively. Although the Company had increased revenues from the oil and gas operations at June 30, 2012, the bad debt expense of $358,401 offset the positive effects of the increased revenues. The Company’s contract clawback relinquishment contributed a gain of $473,232 to the 2012 second quarter income. Of the totals, net income contributed by IFL, reflected in discontinued operations, was $61,509 and $548,594, for the six months ended June 30, 2012 and 2011, respectively. The 2011 amount represented six full months of activity, whereas only one month of activity was included in the gain on discontinued operations at June 30, 2012. See Note 24 for detailed information of the IFL net income per quarter.

Cash:  The Company’s available cash decreased from $224,401 at December 31, 2011 to $25,480 at June 30, 2012. In December 2011, the Company received additional investment from members of the Schwartz group of $150,000. The Company also had deposits from the BlueRock financing for well completion. During 2012, those funds were deployed in the oil and gas drilling and completion projects.

CAPITAL RESOURCES AND LIQUIDITY

As of June 30, 2012, our cash and cash equivalents were $75,517, compared to $274,401 at December 31, 2011.  The Company’s liquidity decreased as funds received from financing and investors was deployed into the oil and gas completions in West Texas.

In order to provide additional financing to the Company in the first quarter of 2012, the Company took on an additional short-term convertible note with Asher Enterprises, Inc., of $40,000. Additionally, one of the Schwartz investors purchased Preferred Stock Class B Series 3 for $30,000 in January, 2012.

Cash flow has been an ongoing concern for the Company due to the large amount of legacy liabilities that Adino accumulated during previous years. These liabilities will likely continue to be a drag on the Company’s financial statements unless and until Adino obtains financing or cash flow from operations increases sufficiently, allowing us to pay off these liabilities.

As of June 30, 2012, the Company has a working capital deficit of $3,276,921 and total stockholders’ deficit of $2,825,460.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern depends upon its ability to obtain funding for its working capital deficit. Of the outstanding current liabilities at June 30, 2012, $860,081 of the outstanding current liabilities is due to certain officers and directors for prior years’ accrued compensation.  These officers and directors have agreed in writing to postpone payment if necessary, should the Company need capital it would otherwise pay these individuals. Additionally, non-cash items includes a derivative liability of $106,804.  The Company plans to satisfy current year and future cash flow requirements through its oil and gas operations and merger and acquisition opportunities including the expansion of existing business opportunities.  The Company expects these growth opportunities to be financed by a combination of equity and debt capital; however, in the event the Company is unable to obtain additional debt and equity financing, the Company may not be able to continue its operations.

For the six months ended June 30, 2012, cash used by operating activities was $682,154 compared to cash used by operating activities of $207,515 for the six months ended June 30, 2011. The primary difference was a charge to bad debt at June 30, 2012 of $358,401 and payment of the GJ Capital lawsuit and expenses.

The Company incurred capital expenditures of $70,909 in the six months ended June 30, 2012 to develop its recently acquired oil and gas leases. We were able to secure debt financing at reasonable rates for these expenditures. The Company foresees additional capital expenditures over the next twelve months in order to develop these properties. We do not know at this time whether we will be able to secure financing for these expenditures, and if so, the rates and terms applicable to this financing may exceed our current financing rates.

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

Changes in internal controls. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2012 that have materially affected or are reasonably likely to materially affect internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

G J Capital, Ltd. v. Adino Energy Corporation, et. al.

On March 15, 2010, G J Capital, Ltd. (“G J Capital”) filed suit against Adino Energy Corporation and IFL in the 129th Judicial District Court of Harris County, Texas. G J Capital’s claim related to a repurchase agreement whereby IFL sold to G J Capital certain assets for $250,000 and retained the ability to repurchase the assets in sixty days by paying to G J Capital the amount of $275,000. G J Capital’s petition alleged claims of breach of contract, money had and received, and fraudulent misrepresentation. G J Capital later amended its petition to allege that certain of Adino’s directors and officers (Mr. Timothy Byrd and Mr. Sonny Wooley) fraudulently transferred assets of Adino and/or IFL. G J Capital also alleged that Mr. Wooley and Mr. Byrd were the   alter ego of Adino and IFL, and/or that Adino and/or IFL were alteregos of one another. G J Capital also alleged fraudulent conduct by one or more of the defendants.

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

In December 2011, G J Capital dismissed its claims against Mr. Byrd and Mr. Wooley. Also in December 2011, the court rendered judgment for G J Capital and against Adino and IFL in the amount of $250,000, plus $152,988 in attorneys’ fees, $9,300 in court costs, plus $20,616 in prejudgment interest. The Company did not appeal this judgment .In February 2012, the Company paid $200,321 in partial settlement of the amount due. The balance due at March 31, 2012 was $236,834. On May 1, 2012, the Company paid the final balance due on the GJ Capital suit, receiving a full release on all liability.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following documents are filed or furnished as part of this report:

Exhibit
Number	Exhibit

3.1	Articles of Incorporation (incorporated by reference to our Form 10-K filed on March 18, 2009)
3.2	By-laws of Golden Maple Mining and Leaching Company, Inc. (now Adino Energy Corporation) (incorporated by reference to our Form 10-K filed on March 18, 2009)
3.3	Amendment to Articles of Incorporation
10.1	Membership Interest Purchase Agreement (incorporated by reference to our Form 10-K filed on April 1, 2011)
10.2	Post-Closing Agreement (incorporated by reference to our Form 10-K filed on April 1, 2011)
10.3	Employment agreement of Sonny Wooley (incorporated by reference to our Form 10-Q filed on August 15, 2011)
10.4	Employment agreement of Timothy G. Byrd, Sr. (incorporated by reference to our Form 10-Q filed on August 15, 2011)
10.5	Membership Interest Purchase and Sale Agreement
10.6	Asset Purchase Agreement (incorporated by reference to our Form 8-K filed on November 14, 2011)
10.7	Relinquishment of Repurchase Rights Agreement
14	Code of Business Conduct and Ethics (incorporated by reference to our Form 10-K filed on March 18, 2009)
31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a) of the Exchange Act
31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(a) of the Exchange Act
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive Data File

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the undersigned has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

ADINO ENERGY CORPORATION

By:	/s/ Timothy G. Byrd, Sr.
Timothy G. Byrd, Sr.
Chief Executive Officer and Director
August 14, 2012

/s/ Shannon W. McAdams
Shannon W. McAdams
Chief Financial Officer

August 14, 2012

