Form 10-Q/A
period 2012-06-30
ADINO ENERGY CORP
filed 2012-08-31
CIK 700815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

This amendment to the quarterly report on Form 10-Q of Adino Energy Corporation (“Adino” or the “Company”) for the period ended June 30, 2012, as originally filed with the Securities and Exchange Commission (“SEC”) on August 15, 2012, is being filed solely to furnish Exhibit 101 in accordance with Rule 405 of Regulation S-T.

This amendment does not reflect events occurring after August 15, 2012 and does not update or modify in any way the consolidated results of operations, financial position, cash flows or other disclosures in our Form 10-Q as originally filed with the SEC.

As required by Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, we are also filing new certifications by our principal executive officer and principal financial officer as exhibits to this amendment.

Pursuant to Rule 406T of Regulation S-T, the interactive files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.

ITEM 6. EXHIBITS

The following documents are filed or furnished as part of this report:

Exhibit
Number	Exhibit

3.1	Articles of Incorporation (incorporated by reference to our Form 10-K filed on March 18, 2009)
3.2	By-laws of Golden Maple Mining and Leaching Company, Inc. (now Adino Energy Corporation) (incorporated by reference to our Form 10-K filed on March 18, 2009)
3.3	Amendment to Articles of Incorporation (incorporated by reference to our Form 10-Q filed on August 15, 2012)
10.1	Membership Interest Purchase Agreement (incorporated by reference to our Form 10-K filed on April 1, 2011)
10.2	Post-Closing Agreement (incorporated by reference to our Form 10-K filed on April 1, 2011)
10.3	Employment agreement of Sonny Wooley (incorporated by reference to our Form 10-Q filed on August 15, 2011)
10.4	Employment agreement of Timothy G. Byrd, Sr. (incorporated by reference to our Form 10-Q filed on August 15, 2011)
10.5	Membership Interest Purchase and Sale Agreement (incorporated by reference to our Form 10-Q filed on August 15, 2012)
10.6	Asset Purchase Agreement (incorporated by reference to our Form 8-K filed on November 14, 2011)
10.7	Relinquishment of Repurchase Rights Agreement (incorporated by reference to our Form 10-Q filed on August 15, 2012)
14	Code of Business Conduct and Ethics (incorporated by reference to our Form 10-K filed on March 18, 2009)
31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a) of the Exchange Act
31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(a) of the Exchange Act
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive Data File

2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the undersigned has duly caused this Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.

ADINO ENERGY CORPORATION

By:	/s/ Timothy G. Byrd, Sr.
Timothy G. Byrd, Sr.
Chief Executive Officer and Director
August 31, 2012

/s/ Shannon W. McAdams
Shannon W. McAdams
Chief Financial Officer
August 31, 2012

3