Form 10-Q
period 2012-09-30
ADINO ENERGY CORP
filed 2012-11-19
CIK 700815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: At November 19, 2012 there were 156,249,330 shares of common stock outstanding.

ITEM 1. FINANCIAL STATEMENTS

ADINO ENERGY CORPORATION

Consolidated Balance Sheets

AS OF SEPTEMBER 30, 2012 AND DECEMBER 31, 2011

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Cash in bank	$1,218	$52,540
Certificate of deposit - restricted	50,056	50,000
Accounts receivable, net of allowances	10,000	10,000
Deposits and prepaid assets	902	6,530
Assets held for sale - current	1,174,224	1,387,307
Total current assets	1,236,400	1,506,377

Fixed assets, net of accumulated depreciation of $0 and $69,052, respectively	-	355,329
Assets held for sale	811,188	2,513,597
Total non-current assets	811,188	2,868,926

TOTAL ASSETS	$2,047,588	$4,375,303

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Account payable	$369,651	$428,493
Accounts payable - related party	16,125	61,387
Accrued liabilities	9,777	129,387
Accrued liabilities - related party	537,959	568,689
Contract clawback Provision	-	386,739
Notes payable - current portion	-	445,995
Convertible notes payable - current portion	201,078	119,514
Interest Payable	17,984	10,156
Derivative liability	108,286	136,894
Deferred revenue	50,000	50,000
Liabilities associated with assets held for sale - current	3,369,247	4,264,093

Total current liabilities	4,680,107	6,601,347

Notes payable	-	5,007
Convertible notes payable	-	85,000
Liabilities associated with assets held for sale	400,000	400,000

TOTAL LIABILITIES	$5,080,107	7,091,354

SHAREHOLDERS’ DEFICIT
Capital stock, $0.001 par value, 500 million shares authorized, 148,888,219 and 125,574,295 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	148,888	125,573
Preferred stock	708,955	685,558
Additional paid in capital	14,275,073	14,177,563
Retained deficit	(18,165,435)	(17,704,745)
Total shareholders’ deficit	(3,032,519)	(2,716,051)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$2,047,588	$4,375,303

See accompanying notes to the financial statements

Adino Energy Corporation

Consolidated Statements of Operations

For the three and nine months ended September 30, 2012 and 2011

(unaudited)

	Three months ended		Nine months ended
	Sept 30	Sept 30	Sept 30	Sept 30
	2012	2011	2012	2011

REVENUES AND GROSS MARGINS
Terminal operations	$-	$-	$-	$50,000
Total revenues	-	-	-	50,000

OPERATING EXPENSES
Cost of product sales	11,246	76,062	33,595	-
Payroll and related expenses	(25)	29,898	5,064	111,958
General and administrative	(8,281)	(27,907)	376,339	44,832
Legal and professional	39,323	76,959	64,414	217,277
Consulting fees	3,822	282,327	125,148	631,595
Repairs	-	785	-	-
Depreciation expense	-	(17,650)	5,083	790
Operating supplies	(140)	5,787	(415)	8,744
Total operating expenses	45,945	426,261	609,228	1,015,196

OPERATING (LOSS)	(45,945)	(426,261)	(609,228)	(965,196)

OTHER INCOME AND EXPENSES
Interest income	-	6,970	-	46,570
Interest expense	(84,790)	(73,721)	(223,550)	(206,458)
Gain on debt conversion	-	-	87,962	-
Gain from lawsuit/sale leaseback	-	224,049	-	228,185
Gain on foreclosure	13,277	-	13,277	-
Gain (loss) on derivative	(1,482)	35,419	15,986	28,144
(Loss) on change in fair value of clawback	-	(64,683)	(198,643)	(65,379)
Gain on sale/relinquishment	-	-	473,232	-
Gain on asset sale	-	-	161,905	-
Other (expense)	-	(9,644)	-	(39,649)
Total other income and (expense)	(72,995)	118,390	330,169	(8,587)

Income (loss) from continuing operations	$(118,940)	$(307,871)	$(279,059)	$(973,783)

Discontinued Operations
Loss from operations of discontinued Adino Exploration, LLC	(78,369)	(60,731)	(243,140)	(121,652)
Gain (loss) from operations of discontinued Intercontinental Fuels, LLC	-	(32,687)	61,509	515,907
Loss from operations of discontinued Adino Drilling, LLC	-	-	-	(272,042)

Net income (loss)	$(197,309)	$(401,289)	$(460,690)	$(851,570)

Net loss per share, basic and fully diluted - continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Net income (loss) per share, basic and fully diluted - discontinued operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Total net loss per share, basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average shares outstanding, basic	148,888,219	117,505,341	141,108,379	107,685,367
Weighted average shares outstanding, fully diluted	148,888,219	117,505,341	141,108,379	107,685,367

ADINO ENERGY CORPORATION

Consolidated Statement of Changes in Shareholders’ Deficit

FOR THE PERIOD ENDED SEPTEMBER 30, 2012

(Unaudited)

	Common Stock Shares	Common Stock Amount	Preferred Stock Shares	Preferred Stock Amount	APIC	Retained Deficit	Total

Balance December 31, 2011	125,574,295	$125,573	109,642	$685,558	$14,177,563	$(17,704,745)	$(2,716,051)

Shares issued in debt conversion - common	23,313,924	23,315	-	-	63,769	-	87,084
Reduction in derivative liability	-	-	-	-	33,741	-	33,741
Shares issued in debt conversion - preferred	-	-	681	22,500	-	-	22,500
Shares issued for cash	-	-	857	30,000	-	-	30,000
Dividend on preferred stock	-	-	-	(29,103)	-	-	(29,103)
Net loss	-	-	-	-	-	(460,690)	(460,690)
Balance September 30, 2012	148,888,219	148,888	111,180	708,955	14,275,073	(18,165,435)	(3,032,519)

The accompanying notes are an integral part of these financial statements.

ADINO ENERGY CORPORATION

Consolidated Statements of Cash Flows

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(Unaudited)

	September 30, 2012	September 30, 2011

Cash Flows from Operating Activities:
Net Income (Loss)	$(460,690)	$(851,570)

Adjustments to reconcile net income (loss) to net cash provided from (used in) operating activities:
Depreciation and depletion	121,980	80,770
Accretion	3,198	-
Amortization of discount on note receivable	-	(46,570)
Shares issued in debt conversion	(87,962)	242,108
Amortization of note payable discount	39,359	50,031
Gain on change in derivative liability	(15,985)	(28,144)
Gain on sale Ashton assets	(161,905)	-
Loss on change in fair value of clawback provision	198,643	65,379
Gain on lawsuit settlement	(32,607)	(293,460)
Loss on sale of subsidiary	8,415	252,524
Bad debt expense	358,401	-
Gain on foreclosure	(13,277)	-
Gain on clawback relinquishment	(473,232)	-
Change in operating assets and liabilities
Accounts receivable	(7,211)	(27,413)
Other assets	63,252	(6,376)
Accounts payable	14,234	333,660
Accrued interest	132,502	-
Accrued liabilities	(155,143)	-
Net cash provided from (used in) operating activities	$(468,028)	$(229,061)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment	(71,373)	(277,185)
Proceeds from sale of IFL	244,825	-
Proceeds from sale of fixed assets - Ashton	500,000	-
Net cash provided from (used in) investing activities	$673,452	$(277,185)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing on debt	40,000	453,500
Proceeds from preferred stock sale	30,000	-
Dividends paid	(21,295)	-
Principal payments on note payable	(576,556)	(55,569)
Net cash provided from (used in) financing activities	$(527,851)	$397,931
		-
Net change in cash and cash equivalents	(322,427)	(108,315)
Cash and cash equivalents, beginning of period	331,945	285,171
Cash and cash equivalents, end of period	$9,518	$176,856

Cash paid for:
Interest	42,719	12,582
Income taxes	-	-

Non-cash transactions:
Stock issued in debt conversion - common stock	$87,084	$57,500
Stock issued in debt conversion - preferred stock	$22,500	$-
Asset retirement obligation	$-	$3,669
Derivative liability new debt	$21,119	$85,579
Reduction in derivative due to debt conversions	$33,741	$-
Derivative settlement	$-	$38,544

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

With the Company’s focus on oil and gas exploration and production, the Company decided to sell its interest in IFL. To that end, on February 7, 2012, Adino sold all of its membership interest in IFL to Pomisu XXI S.L. (“Buyer”). The purchase price to be paid by the Buyer was $900,000, paid in two installments with the first installment of $244,825 paid on February 7, 2012, and the balance due not later than May 7, 2012. The balance of the purchase price shall be computed as follows: $900,000 minus $244,825 (initial installment) minus $655,157 of IFL liabilities assumed and settled by the Buyer. The liabilities included $106,520 in accounts payable, $1,500 to a related party, $110,000 in retained customer deposit and $437,155 for the G J Capital lawsuit judgment (see Note 21 for a more thorough discussion). The balance due had not been paid as of September 30, 2012 and the full receivable balance has been reserved.

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

On October 31, 2012 the Company and Adino Exploration, LLC (“Exploration”), a wholly owned subsidiary of the Company, entered into an Asset Purchase and Sales Agreement (“Agreement”) with Broadway Resources, LLC (“Buyer”). The Agreement provides that Exploration has agreed to sell all of its rights, title and interest to its oil and gas leases located in Coleman and Runnels Counties, Texas. The purchase price paid by the Buyer was $2,921,616, which includes a cash payment of $811,825 and the elimination of the Company and Exploration debts in the amount of $2,109,791.

The Company’s Chairman and Chief Financial Officer have an ownership interest in the Buyer. Exploration’s members approved the sale of assets and the terms of the Agreement as being fair and reasonable. In evaluating the sale of Exploration’s assets, including the determination of an appropriate purchase price paid, the Company considered a variety of factors, including the estimated future net oil reserves of the oil and gas leases, comparable sales of other oil and gas leases in the area, and the value of the equipment sold.

On October 31, 2012, Shannon McAdams, the Company’s chief financial officer, resigned his employment with the Company and with Adino Exploration, LLC.

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

Management assesses the need for an allowance for doubtful accounts based upon the financial strength of our customers, historical experience with our customers and the aging of the amounts due. For the year ended December 31, 2011, we had no reserve for doubtful accounts as all of our receivables were collected early in the subsequent period and had no expectation of loss. At September 30, 2012, the Company reserved the amount due from the sale of IFL, or $358,401.

Cash Equivalents

For purposes of reporting cash flows, the Company considers all short-term investments with an original maturity of three months or less to be cash equivalents. We had no cash equivalents at either September 30, 2012 or December 31, 2011.

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

The Company has performed an analysis and determined that gross revenue reporting is appropriate since (1) the Company is the primary obligor in the transaction (2) the Company has latitude in establishing price and (3) the Company provides the product and performs part of the service.

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

At September 30, 2012 and December 31, 2011, Adino evaluated and determined that no impairment was warranted on the fixed assets of the Company. Additionally, no impairment was required on the oil and gas assets of the Company. There was no change to the impairment analysis performed at the December 31, 2011 audit and no indicators of impairment at the review. See Notes 12 and 13 for a more thorough discussion of the Company’s fixed assets and oil and gas assets as of September 30, 2012 and December 31, 2011.

Goodwill

Through December 31, 2011, goodwill had been our single largest asset. We evaluated the recoverability and measure the potential impairment of our goodwill annually. The annual impairment test is a two-step process that begins with the estimation of the fair value of the reporting unit. The first step screens for potential impairment and the second step measures the amount of the impairment, if any. Our estimate of fair value considers the financial projections and future prospects of our business, including its growth opportunities and likely operational improvements. As part of the first step to assess potential impairment, we compared our estimate of fair value for the reporting unit to the book value of the reporting unit. We determined the fair value of the reporting units based on the income approach. Under the income approach, we calculated the fair value of a reporting unit based on the present value of estimated future cash flows. If the book value was greater than our estimate of fair value, we would then proceed to the second step to measure the impairment, if any. The second step compared the implied fair value of goodwill with its carrying value. The implied fair value was determined by allocating the fair value of the reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. If the carrying amount of the reporting unit’s goodwill is greater than its implied fair value, an impairment loss is recognized in the amount of the excess. We believe our estimation methods were reasonable and reflected common valuation practices.

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

On a quarterly basis, we performed a review of our business to determine if events or changes in circumstances have occurred which could have a material adverse effect on the fair value of the Company and its goodwill. If such events or changes in circumstances were deemed to have occurred, we would perform an impairment test of goodwill as of the end of the quarter, consistent with the annual impairment test performed at the end of our fiscal year on December 31, and record any noted impairment loss.

With the sale of IFL in February 2012, the Company has removed all IFL goodwill at September 30, 2012.

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

NOTE 3 -GOING CONCERN

As of September 30, 2012, the Company has a working capital deficit of $3,443,707 and total shareholders’ deficit of $3,032,519. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern depends upon its ability to obtain funding for its working capital deficit. Of the outstanding current liabilities at September 30, 2012, $860,081 of the outstanding current liabilities is due to certain officers and directors for prior years’ accrued compensation. These officers and directors have agreed in writing to postpone payment if necessary, should the Company need capital it would otherwise pay these individuals. Additionally, non-cash items include a derivative liability of $108,286. The Company plans to satisfy current year and future cash flow requirements through its oil and gas operations and merger and acquisition opportunities including the expansion of existing business opportunities. The Company expects these growth opportunities to be financed by a combination of equity and debt capital; however, in the event the Company is unable to obtain additional debt and equity financing, the Company may not be able to continue its operations.

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

With the Company’s focus on oil and gas exploration and production, the Company decided to sell its interest in IFL. To that end, on February 7, 2012, Adino sold all of its membership interest in IFL to Pomisu XXI S.L. (“Buyer”). The purchase price to be paid by the Buyer was $900,000, paid in two installments with the first installment of $244,825 paid on February 7, 2012, and the balance due not later than May 7, 2012. The balance of the purchase price shall be computed as follows: $900,000 minus $244,825 (initial installment) minus $655,157 of IFL liabilities assumed and settled by the Buyer. The liabilities included $106,520 in accounts payable, $1,500 to a related party, $110,000 in retained customer deposit and $437,155 for the G J Capital lawsuit judgment (see Part II, Item 1 for a more thorough discussion). At September 30, 2012, the balance due from Buyer had not been paid. The Company has reserved the full receivable amount.

NOTE 5 - CERTIFICATE OF DEPOSIT

At September 30, 2012 and December 31, 2011, the Company has $50,056 and $50,000, respectively, of restricted certificates of deposit (CDs”). These investments are classified as either a current or long-term asset based on their maturity date. The securities generally have maturity dates of ten months to over one year. The restricted investments serve as collateral for an oil and gas operator license held by the Company’s wholly-owned subsidiary, Adino Exploration, LLC. The cash is held in custody by the issuing bank, is restricted as to withdrawal or use, and is currently invested in certificates of deposit. Income from these investments is paid to the Company at maturity of the certificates of deposit. These investments are classified as held-to-maturity and are recorded as either short-term or long-term on the balance sheet based on contractual maturity date and are recorded at amortized cost. The Company’s securities are classified as held-to-maturity because the Company has the positive intent and ability to hold the securities to maturity.

NOTE 6 - ACCOUNTS RECEIVABLE

The Company advanced $10,000 to a business associate in December 2011 for repayment in 2012.

	September 30, 2012	December 31, 2011

Advances	10,000	10,000
Total	$10,000	$10,000

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

Below are the asset and liability values for Adino Drilling, LLC at March 31, 2011:

Assets disposed at March 31, 2011

Cash	$100
Fixed assets, net of depreciation of $34,837 and $21,186 at March 31, 2011	350,702
Total assets	350,802

Accounts payable	5,317
Accounts payable - related party	-
Total liabilities	5,317

Net assets - discontinued operations	$345,485

NOTE 9 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s $50,000 CD is carried at cost, which approximates market. During the nine months ended September 30, 2012, the Company realized $56 in interest income on the CD. The Company valued the current convertible note and warrant derivatives using Level 3 criterion, shown below. As of September 30, 2012, the valuations resulted in a gain on derivatives of $15,986 and loss on contract clawback provision of $198,643 for a net loss of $182,657. As of December 31, 2011, the valuations resulted in a gain on derivatives of $10,850, loss on contract clawback provision of $49,385 and goodwill impairment of $4,827 for a net loss of $53,859.

September 30, 2012
Description	Level 1	Level 2	Level 3	Total Realized Gain (Loss) due to Valuation at	Total Unrealized Gain (Loss) due to valuation

Marketable security - CD	$50,056	$-	$-	$56	$-

Notes payable - derivative	-	-	108,239	(12,374)	-

Haag warrants - derivative	-	-	47	(3,612)	-

Contract clawback provision	-	-	-	198,643	-
Total	$50,056	$-	$108,286	$182,713	$-

December 31, 2011
Description	Level 1	Level 2	Level 3	Total Realized Gain (Loss) due to Valuation	Total Unrealized Gain (Loss) due to Valuation

Marketable security - CD	$50,000	$-	$-	$-	$-

Goodwill	-	-	1,554,413	(4,827)	-

Notes payable - derivative	-	-	133,235	14,541	-

Haag warrants - derivative	-	-	3,659	(3,691)	-

Contract clawback provision	-	-	386,739	49,385	-
Total	$50,000	$-	$2,078,046	$53,859	$-

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

The clawback was valued at the agreement date, June 29, 2012, resulting in an additional loss on clawback of $78,994 during the quarter, for a total change in clawback value of $198,643 for the nine months ended September 30, 2012.

NOTE 10 - RECEIVABLE - ASSET SALES

In October 2011, Adino signed a letter of intent to purchase all of the assets of Ashton, AOS 1A, and AOS 1-B. The proposed purchase price for the assets was $6,000,000 in face value of convertible preferred stock of the Company, with the preferred stock converting to common stock at the rate of $0.15 per share. The parties agreed that partial closing of the purchase would occur once the sellers received clear title to the assets subject to the agreement. The first partial closing of purchase occurred on November 3, 2011, and the Company issued 100,000 shares of Adino's Class "B" Preferred Stock Series 1 (the "Preferred Stock"), as follows: 95,534 shares to AOS 1A, and 4,466 shares to AOS 1-B. The Preferred Stock shall be convertible into common shares at AOS 1A or AOS 1-B's option at any time after six months, provided that (a) immediately after the first six months, only 25% of the Preferred Stock may be converted to common stock, and (b) each month thereafter, only up to 12.5% of the Preferred Stock may be converted to common stock. The Preferred Stock shall have other terms as determined by Adino's Board of Directors. The number of shares of Preferred Stock was chosen to conform to the agreed upon value of $1,500,000 for the assets. The Company later decided not to acquire the remaining Ashton assets. On February 7, 2012, the Company sold all oilfield machinery and equipment it had purchased from Ashton Oilfield Services in its November 2011 acquisition for $500,000. At September 30, 2012, the outstanding balance on the purchase was fully collected.

With the Company’s focus on oil and gas exploration and production, the Company decided to sell its interest in IFL. To that end, on February 7, 2012, Adino sold all of its membership interest in IFL to Pomisu XXI S.L. (“Buyer”). The purchase price to be paid by the Buyer was $900,000, paid in two installments with the first installment of $244,825 paid on February 7, 2012, and the balance due not later than May 7, 2012. The balance of the purchase price shall be computed as follows: $900,000 minus $244,825 (initial installment) minus $655,157 of IFL liabilities assumed and settled by the Buyer. The agreement also called for any cash payments made by the Company, on behalf of the Buyer, to be repaid to the Company at the settlement. As of March 31, 2012, the Company had paid $200,321 in partial settlement of the G J Capital lawsuit judgment. The full receivable balance due from Buyer of $358,401 has been reserved, as the balance had not been collected by the May 7, 2012 settlement date.

A schedule of the balances at September 30, 2012 and December 31, 2011 is as follows:

	September 30, 2012	December 31, 2011

IFL membership sale	$358,401	$-
Less: allowance for uncollectible accounts	(358,401)	-
Total receivable - asset sales	$-	$-

NOTE 11 - FIXED ASSETS

The following is a summary of this category:

	September 30, 2012	December 31, 2011

Machinery and equipment	$-	$350,001
Vehicles	-	60,927
Total assets	-	410,928
Less: Accumulated depreciation	-	(55,599)
Total	$-	$355,329

The Company owned a vehicle that was no longer needed. The Company chose to allow the vehicle to be repossessed, in settlement of the auto note outstanding. The repossession resulted in a gain to the Company of $13,277.

Machinery and equipment has a useful life of seven years and vehicles’ useful life is five years. Depreciation expense for the quarter and nine months ended September 30, 2012 and 2011 was $0 and $17,650 and $5,083 and $790, respectively.

NOTE 12 - ACCRUED LIABILITIES / ACCRUED LIABILITIES - RELATED PARTY

Other liabilities and accrued expenses consisted of the following as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011

Accrued accounting and legal fees	$-	$104,000
Property and payroll tax accrual	27	2,445
Dividend payable	9,750	1,942
Total accrued liabilities	$9,777	$129,387

Accrued salaries-related party	$537,959	$568,689

Accrued accounting and legal fees: On April 18, 2012, the Company converted the accrued consultant debt of $104,000 into 2,060,000 shares of Rule 144 common stock. See Note 16 for further discussion.

Dividend payable: Of the current year dividend expense of $29,103 for the nine months ended September 30, 2012, $19,353 has been paid prior to quarter end.

Accrued salaries - related party:  This liability is due to a Company officer for prior years’ accrued compensation.  He has agreed to postpone payment if necessary, should the Company need capital it would otherwise pay these individuals.

NOTE 13 - NOTES PAYABLE / CONVERTIBLE NOTES PAYABLE

	September 30, 2012	December 31, 2011

NOTES PAYABLE
Note payable - Gulf Coast Fuels/GJ Capital	-	436,380
Note payable - GMAC, bearing interest of 11.7% per annum with 60 monthly payments of $895, due May 13, 2013	-	14,622
Total notes payable	-	451,002
Less: current portion	-	(445,995)
Long term notes payable	-	5,007

CONVERTIBLE NOTES PAYABLE
Note payable - Asher notes, net of discount of $3,922 and $50,986 at September 30, 2012 and December 31, 2011, respectively	138,578	119,514
bearing interest of 8% per annum, due February 16, 2012 (balance $0 at 9/30/12; $5,000 at 12/31/11)
bearing interest of 8% per annum, due March 23,2012 (balance $0 at96/30/12; $53,000 at 12/31/11)
bearing interest of 8% per annum, due April 7, 2012 (balance $27,500 at 9/30/12 and 12/31/11)
bearing interest of 8% per annum, due June 12, 2012 (balance $37,500 at 9/30/12 and 12/31/11)
bearing interest of 8% per annum, due August 28, 2012 (balance $37,500 at 9/30/12 and 12/31/11)
bearing interest of 8% per annum, due October 23, 2012 (balance $40,000 at 9/30/12; $0 at 12/31/11)
Notes payable - Schwartz group, bearing interest at 6%, due January 9, 2013	62,500	85,000
Total convertible notes payable	$201,078	$204,514
Less: current portion	(201,078)	(119,514)
Long term convertible notes payable	$-	$85,000

Gulf Coast Fuels / GJ Capital: In December 2011, the court rendered judgment for G J Capital and against Adino and IFL in the amount of $250,000, plus $152,988 in attorneys’ fees, $9,300 in court costs, plus $20,616 in prejudgment interest. The Company did not appeal this judgment ..In February 2012, the Company paid $200,321 in partial settlement of the amount due. The balance due at March 31, 2012 was $236,834. On May 1, 2012, the Company paid the final balance due on the GJ Capital suit, receiving a full release on all liability.

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

There were no conversions of the notes during the quarter ended September 30, 2012.

The Company fully settled all notes due to Asher on November 1, 2012, receiving full release on the notes and reserved common shares.

Schwartz Notes: On January 10, 2011, the Company issued convertible promissory notes to investors in the amount of $272,500, to fund drilling activities associated with the recent Petro Energy acquisition. The notes have a maturity date of January 9, 2013, with interest accrued and paid at the option of the holder at an annual interest rate of six percent (6%) per annum. The holders have the right from and after the date of issuance, and until any time until the note is fully paid, to convert any outstanding and unpaid principal portion of the note, and accrued interest, into fully paid and non-assessable shares of common stock. The note has a fixed conversion price of $0.35. During December 2011, the Company offered to convert the notes into shares of the Company’s Class B Preferred Stock, Series 3. Three of the investors then chose to convert their notes, totaling $187,500 into shares of the preferred stock. In January 2012, a fourth investor chose to convert his note balance of $22,500 into shares of the Company’s Class B Preferred Stock, Series 3. The final note of $62,500 remains outstanding at September 30, 2012.

The table below reflects the aggregate principal maturities of long-term debt for years ended December 31:

Principal

2013	$201,078
2014	-
2015	-
2016	-
2017	-
Total	$201,078

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

NOTE 15 - DERIVATIVE LIABILITY

Based on current guidance, the Company concluded that the convertible notes payable to Asher referred to in Note 16 were required to be accounted for as a derivative. This guidance requires the Company to bifurcate and separately account for the conversion features of the convertible notes issued as embedded derivatives.

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

Below is detail of the derivative liability balances as of September 30, 2012 and December 31, 2011.

Derivative Liability	December 31, 2011	Additions	Increase (Decrease) from valuation	September 30, 2012

Asher note / BWME notes	$133,234	$21,119	$(46,114)	$108,239

Haag warrants	3,660	-	(3,613)	47
Total	$136,894	$21,119	$(49,727)	$108,286

The net decrease of $28,608 is split between changes to derivative liability due to new note addition of $21,119, a reduction of $33,741 to additional paid-in-capital for the derivative reduction attributable to the Asher note conversions discussed in Notes 17 and 20.  The remaining $15,986 is reflected as gain on derivatives in the statement of operations.

NOTE 16 - STOCK

COMMON STOCK

The Company's common stock has a par value of $0.001. There were 50,000,000 shares authorized as of December 31, 2007.  At the Company’s January 2008 shareholder meeting, the shareholders voted to increase the authorized common stock to 500,000,000 shares.  As of September 30, 2012 and December 31, 2011, the Company had 135,487,043 and 125,574,295 shares issued and outstanding, respectively.

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

There were no Asher shares converted in the third quarter, 2012.

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

As a result of the above common stock issuances, there were 148,888,219 shares issued and outstanding as of September 30, 2012.

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

As of September 30, 2012, the Company has also designated two series of Class B Preferred Stock.

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

At September 30, 2012 and December 31, 2011, there were 100,000 shares of Class B Preferred Stock Series 1 issued and outstanding.

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

At September 30, 2012 and December 31, 2011, there were 11,180 and 9,642 shares of Class B Preferred Stock Series 3 issued and outstanding, respectively.

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

At September 30, 2012 and December 31, 2011, the Company recorded dividends paid for the Class B Preferred Stock Series 3 shares of $29,103 and $1,942 respectively, for those shares issued in the Schwartz debt conversions, discussed above.

NOTE 17 - STOCK OPTIONS / STOCK WARRANTS

In September 2007, the Company entered into a consulting agreement with Small Cap Support Services, Inc. (Small Cap”) to provide investor relations services.  In addition to monthly compensation, Small Cap was entitled to 500,000 options, vesting ratably over 8 quarters through August 30, 2009, priced at 166,667 shares at $0.15, $0.25, and $0.35 each.  Using the Black-Scholes valuation model and an expected life of 3.5 years, volatility of 271.33%, and a discount rate of 4.53%, the Company determined the aggregate value of the 500,000 seven year options to be $59,126. The options became fully expensed and vested as of June 30, 2009. All options are outstanding at September 30, 2012 and December 31, 2011.

NOTE 18 - EARNINGS PER SHARE

The table below sets forth the computation of basic and diluted net income (loss) per share for the three and nine months ended September 30, 2012 and 2011.

	For the quarter ended September 30		For the nine months ended September 30
	2012	2011	2012	2011
Numerator:
(Loss) from continuing operations	$(118,940)	$(307,871)	$(279,059)	$(973,783)
Gain (loss) from discontinued operations	$(78,369)	$(93,418)	$(181,631)	$122,213

Basic net income (loss)	$(197,309)	$(401,289)	$(460,690)	$(851,570)
Diluted net income (loss)	$(197,309)	$(401,289)	$(460,690)	$(851,570)

Denominator:
Basic weighted average common shares outstanding	148,888,219	117,505,341	141,108,379	107,685,367
Effect of dilutive securities Convertible note	0	0	0	0
Dilutive weighted average common shares outstanding	148,888,219	117,505,341	141,108,379	107,685,367

Net (loss) per share, basic and fully diluted - continuing operations	(0.00)	(0.00)	(0.00)	(0.01)
Net income (loss) per share, basic and fully diluted - discontinued operations	(0.00)	(0.00)	(0.00)	0.00
Basic net income (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted net income (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

As of September 30, 2012, Adino had 148,888,219 shares outstanding, with no shares payable outstanding. The Company uses the treasury stock method to determine whether any outstanding options or warrants are to be included in the diluted earnings per share calculation.

At September 30, 2012, the Company has 500,000 options outstanding to a former consultant, exercisable between $0.15 and $0.35 each.   Using an average share price for the three and nine months ended September 30, 2012 and 2011 of $0.005 and $0.01, and $0.02 and $0.03 respectively, the options resulted in no additional dilution to the Company.

The Company calculated the dilutive effect of the convertibility of the Asher notes, resulting in additional weighted average share additions of 33,352,494 for the three and nine months ended September 30, 2012. The Company’s conversion of several of the Schwartz notes into Preferred Class B Series 3 shares (discussed in Note 16) resulted in dilution of 1,114,286 common shares. Additional dilution of 10,000,000 shares resulted from the Company’s purchase of the Ashton assets (see Notes 1 and 19). The effect on earnings per share from the Company’s BWME, Schwartz and Gator-Dawg convertible notes was excluded from the diluted weighted average shares outstanding because the conversion of these instruments would have been non-dilutive since the strike price is above the market price for our stock.

There were no dilutive note instruments in place at September 30, 2011.

The dilutive effect of convertible instruments on earnings per share is not presented in the consolidated statements of operations for periods with a net loss.

NOTE 19 - CONCENTRATIONS

The following table sets forth the amount and percentage of revenue from those customers that accounted for at least 10% of revenues for the three and nine months ended September 30, 2012 and 2011.

	Quarter Ended		Quarter Ended		Nine months ended		Nine months ended
	September 30, 2012%		September 30, 2011%		September 30, 2012%		September 30, 2011%

Customer A	$-	-	$456,000	100.00	$152,000	31%	$1,368,000	100%
Customer B	$111,575	100%	$-	-	$332,524	69%	$-	-

Total	$111,575		$456,000		$484,524		$1,368,000

The Company had $10,000 due from a third party at both December 31, 2011 and September 30, 2012.

NOTE 20 - SALE OF INTERCONTINENTAL FUELS, LLC

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

February 7, 2012
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

NOTE 21 - LAWSUIT SETTLEMENT - G J CAPITAL

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

NOTE 22 - GAIN ON SALE / RELINQUISHMENT

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

Gain (loss) at September 30, 2012

Contract clawback	$585,382
Note payable related party - Gator Dawg	(100,000)
Truck and trailer to Gator Dawg, net of accumulated depreciation	(12,150)

Total	$473,232

NOTE 23 - SALE OF OIL AND GAS INTERESTS

On October 31, 2012 the Company and Adino Exploration, LLC (“Exploration”), a wholly owned subsidiary of the Company, entered into an Asset Purchase and Sales Agreement (“Agreement”) with Broadway Resources, LLC (“Buyer”), The Agreement provided that Exploration agreed to sell all of its rights, title and interest to its oil and gas leases located in Coleman and Runnels Counties, Texas. The purchase price paid by the Buyer was $2,921,616, which includes a cash payment of $811,825 and the elimination of the Company and Exploration debts in the amount of $2,109,791.

The Company’s Chairman and Chief Financial Officer have an ownership interest in the Buyer. Exploration’s members approved the sale of assets and the terms of the Agreement as being fair and reasonable. In evaluating the sale of Exploration’s assets, including the determination of an appropriate purchase price paid, the Company considered a variety of factors, including the estimated future net oil reserves of the oil and gas leases, comparable sales of other oil and gas leases in the area, and the value of the equipment sold.

On October 31, 2012, Shannon McAdams, the Company’s chief financial officer, resigned his employment with the Company and with Adino Exploration, LLC.

The cash payment at closing was comprised of a payment to the Company of $300,000 and payment of liabilities, shown below.

Description	Amount

Accounts payable	$227,996
Note payable – BlueRock Energy Capital II, LLC	283,829

Total	$511,825

In the sale, Broadway acquired the following assets and liabilities from both Adino Exploration and Adino Energy Corporation, reflected as assets held for sale, and liabilities associated with assets held for sale at September 30, 2012:

25

	9/30/2012	9/30/2012	9/30/2012
	AE	ADNY	Total
Cash in bank	$8,300	-	$8,300
Accounts receivable, net of allowances	12,070	-	12,070
Note Receivable - current portion	-	750,000	750,000
Other assets	26,208	-	26,208
Interest receivable	-	375,208	375,208
Deposits and Prepaid assets	2,438	-	2,438

Total current assets	49,016	1,125,208	1,174,224

Fixed assets, net of depreciation	150,817	-	150,817
Oil and gas properties	660,371	-	660,371

Total non-current assets	811,188	-	811,188

TOTAL ASSETS	$860,204	$1,125,208	$1,985,412

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Accounts payable	$189,557	-	$189,557
Accounts payable - related party	21,765	-	21,765
Accrued liabilities - related party	-	322,122	322,122
Asset retirement obligation	54,142	-	54,142
Notes payable - current portion	241,023	1,500,000	1,741,023
Convertible notes payable - current portion	-	100,000	100,000
Interest payable	2,138	938,500	940,638
Total current liabilities	508,625	$2,860,622	3,369,247

Convertible notes payable	-	400,000	400,000
TOTAL LIABILITIES	$508,625	$3,260,622	$3,769,247

The Company classified all similar assets and liabilities at December 31, 2011 as assets held for sale, for comparative purposes.

Net loss for Adino Exploration for the three and nine months ended September 30, 2012 and 2011 is reflected as Loss from Discontinued Operations. The Statement of Operations information for those periods is detailed as follows:

	For the three months ended		For the nine months ended
	9/30/2012	9/30/2011	9/30/2012	9/30/2011
REVENUES AND GROSS MARGINS
Oil and gas operations	$111,574	$233,828	$386,903	$258,581
Total revenues	111,574	233,828	386,903	258,581

OPERATING EXPENSES
Cost of product sales	-	36,907	64,380	36,907
Payroll and related expenses	20,236	16,643	72,020	46,644
Terminal management	-	11,222	-	11,543
General and administrative	28,318	108,324	102,791	127,641
Legal and professional	308	235	3,475	576
Consulting fees	66,200	57,160	143,200	100,860
Repairs	121	3,352	3,743	9,392
Depreciation expense	41,340	43,795	119,083	53,411
Operating supplies	20,925	9,249	78,652	11,444
Total operating expenses	177,448	286,887	587,344	398,418

OPERATING (LOSS)	(65,874)	(53,059)	(200,441)	(139,837)

OTHER INCOME AND EXPENSES
Interest income	19	58	685	58
Interest expense	(12,514)	(17)	(44,065)	-
Gain from lawsuit/sale leaseback	-	(7,671)	-	(11,807)
Other income (expense)	-	(42)	681	29,934
Total other income and expense	(12,495)	(7,672)	(42,699)	18,185

(Loss) from continuing operations	$(78,369)	$(60,731)	$(243,140)	$(121,652)

NOTE 24 - SUBSEQUENT EVENTS

On October 5, 2012, Asher converted $5,300 of its note into 7,361,111 shares of the Company’s common stock. The note conversion was within the terms of the agreement and did not result in a gain or loss.

On October 31, 2012 the Company and Adino Exploration, LLC (“Exploration”), a wholly owned subsidiary of the Company, entered into an Asset Purchase and Sales Agreement (“Agreement”) with Broadway Resources, LLC (“Buyer”), The Agreement provides that Exploration has agreed to sell all of its rights, title and interest to its oil and gas leases located in Coleman and Runnels Counties, Texas. The purchase price paid by the Buyer was $2,921,616, which includes a cash payment of $811,825 and the elimination of the Company and Exploration debts in the amount of $2,109,791.

The Company’s Chairman and Chief Financial Officer have an ownership interest in the Buyer. Exploration’s members approved the sale of assets and the terms of the Agreement as being fair and reasonable. In evaluating the sale of Exploration’s assets, including the determination of an appropriate purchase price paid, the Company considered a variety of factors, including the estimated future net oil reserves of the oil and gas leases, comparable sales of other oil and gas leases in the area, and the value of the equipment sold.

On October 31, 2012, Shannon McAdams, the Company’s chief financial officer, resigned his employment with the Company and with Adino Exploration, LLC. See Note 23 for a detailed presentation.

On November 1, 2012, the Company fully paid all notes due to Asher for $145,000 and received full release on the notes and reserved common stock shares.

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

RECENT DEVELOPMENTS

Fuel Storage Operations

With the Company’s focus on oil and gas exploration and production, the Company decided to sell its interest in IFL. To that end, on February 7, 2012, Adino sold all of its membership interest in IFL to Pomisu XXI S.L. (“Buyer”). The purchase price to be paid by the Buyer is $900,000, paid in two installments with the first installment of $244,824.97 paid on February 7, 2012, and the balance due not later than May 7, 2012. The balance of the purchase price shall be computed as follows: $900,000 minus $244,842.97 (initial installment) minus $655,157 of IFL liabilities assumed and settled by the Buyer. The liabilities included $106,520 in accounts payable, $1,500 to a related party, $110,000 in retained customer deposit and $437,155 for the G J Capital lawsuit judgment (see Note 21 for a more thorough discussion). As of September 30, 2012, amounts due from Buyer had not been collected and are fully reserved.

Oil and Gas Operations

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

On October 31, 2012 the Company and Adino Exploration, LLC (“Exploration”), a wholly owned subsidiary of the Company, entered into an Asset Purchase and Sales Agreement (“Agreement”) with Broadway Resources, LLC (“Buyer”), The Agreement provides that Exploration has agreed to sell all of its rights, title and interest to its oil and gas leases located in Coleman and Runnels Counties, Texas. The purchase price paid by the Buyer was $2,921,616, which includes a cash payment of $811,825 and the elimination of the Company and Exploration debts in the amount of $2,109,791.

The Company’s Chairman and Chief Financial Officer have an ownership interest in the Buyer. Exploration’s members approved the sale of assets and the terms of the Agreement as being fair and reasonable. In evaluating the sale of Exploration’s assets, including the determination of an appropriate purchase price paid, the Company considered a variety of factors, including the estimated future net oil reserves of the oil and gas leases, comparable sales of other oil and gas leases in the area, and the value of the equipment sold.

On October 31, 2012, Shannon McAdams, the Company’s chief financial officer, resigned his employment with the Company and with Adino Exploration, LLC. See Note 23 for a detailed presentation.

RESULTS OF OPERATIONS

The Company sold its wholly-owned subsidiary, IFL, as of February 2012. The revenues and expenses from that subsidiary have been shown as net income from discontinued operations for the quarter and nine months ended September 30, 2012. The Company’s net income (loss) for the quarter and nine months ended September 30, 2011 has also been separated from the consolidated entity and presented in discontinued operations for comparison purposes.

The Company sold its oil and gas operations, primarily Adino Exploration and certain additional liabilities owned by the Company as of October 31, 2012. The revenues and expenses from that subsidiary and associated activities have been shown as net loss from discontinued operations for the quarter and nine months ended September 30, 2012. The Company’s net loss for the quarter and nine months ended September 30, 2011 has also been separated from the consolidated entity and presented in discontinued operations for comparison purposes. See Note 23 for detail on those amounts.

Revenue: The Company had $50,000 in consulting revenues for the nine months ended September 30, 2011. All other Company revenue from the oil and gas operations are reflected in discontinued operations for the three and nine months ended September 30, 2012. See Note 23 for a more thorough discussion.

Cost of Product Sales:  Cost of product sales, severance taxes, for the three and nine months ended September 30, 2012 and 2011 were $11,246 and $33,595 and $76,062 and $0, respectively. The Company saw significant increases in its production on the Felix Brandt and James Leonard leases, resulting in increased severance taxes paid as a percent of revenues.

Payroll and Related Expenses:  Payroll and related expenses for the three and nine months ended September 30, 2012 and 2011 were $(25) and $5,064 and $29,898 and $111,958 respectively The Company had several employees during 2011, but now primarily utilizes contract workers for those services, contributing to the decreased expense.

General and Administrative: : The Company’s expense for the quarter and nine months ended September 30, 2012 was $(8,281) and $376,339 compared to $(27,907) and $44,832 for the same periods in 2011. The increase is primarily due to bad debt expense of $358,401 to reserve for potentially uncollectible receivables. Additionally, the Company incurred moving expenses associated with the Ashton asset purchase (see Note 1) of $19,842.

Legal and Professional:  Legal and professional expense was $39,323 and $76,959 for the three months ended September 30, 2012 and 2011, respectively and $64,414 and $217,277 for the nine months ended September 30, 2012 and 2011, respectively. During 2011, the Company experienced significant legal expense associated with the G J Capital lawsuit. Expenses incurred in 2012 relate primarily to the oil and gas sale to Broadway. Legal fees were negotiated and the Company received a credit on legal billings of $52,785 during the first quarter, 2012. See Note 23 for discussion of the oil and gas interest sale and Note 21 for discussion on the G J Capital lawsuit

Consulting Expense:   The Company’s consulting expense for the quarter and nine months ended September 30, 2012 was $3,822 and $125,148 compared to $282,327 and $631,595 for the same periods in 2011. The Company retained the services of several consultants to assist in business development. During 2012, the Company retained one fewer consultant and reduced compensation to existing consultants, reducing expense compared to the prior year.

Depreciation Expense: Depreciation expense was $5,083 and $790 for the years nine months ended September 30, 2012 and 2011, respectively.   The increase is due to asset purchased from AOS, owned by the Company.

Interest Income:  Interest income for the three and nine months ended September 30, 2011 was $6,970 and $46,570. There was no accompanying interest income for 2012. The Company had agreed to an amendment on the $750,000 note receivable with Mr. Sundlun.  This amendment extended the maturity date of the note to August 2011 at no additional interest past the original maturity date of November 6, 2008.  Due to the lack of interest expense, the Company recognized a discount on the note and amortized that discount through the note’s maturity date. The decrease in income from 2012 to 2011 is a result of the discount being fully amortized at July 31, 2011.

Interest Expense:  Interest expense was $84,790 and $73,721 for the three months ended September 30, 2012 and 2011, respectively, and $223,550 and $206,458 for the nine months ended September 30, 2012 and 2011, respectively, an increase of $17,092 or 8%. The Company entered a promissory note payable to the Schwartz Group, resulting in 6% annual interest to the Company. Activity associated with the Asher notes derivative resulted in increased note discount expense in 2012.

Gain on Debt Conversion: On April 18, 2012, The Board of Directors approved a stock conversion of $103,000 in accrued consulting expense into Rule 144 common stock, at a conversion rate of $0.05 per share. The conversion resulted in issuance of 2,060,000 shares of stock and a gain to the Company of $87,962.

Gain on Sale/Relinquishment: On June 29, 2012, the Company executed a multi-party agreement with the Sellers of the PetroGreen assets and Gator-Dawg Drilling, LLC (“Gator-Dawg”). In the agreement, the Company released the restriction on the 10 million shares of common stock held in escrow on behalf of the Sellers in the PetroGreen asset purchase in July of 2010. In exchange, the Sellers released all claims to the contract clawback agreement. The Company also transferred the membership shares of AACM3, LLC to its former owner, Alex Perales. AACM3, LLC did not hold any assets at the time of transfer. Gator-Dawg (formerly Adino Drilling, LLC) agreed to transfer the drilling rig and associated assets purchased from the Company in March, 2011 to AACM3, LLC. In exchange for the drilling rig transfer, the Company transferred a truck and trailer purchased in early 2012 and executed a $100,000 note payable to Gator-Dawg. The completion of this multi-party agreement extinguished the contract clawback provision at June 29, 2012. The net effect of the multi-party agreement resulted in a gain on sale/relinquishment to the Company of $473,232 at September 30, 2012.

Gain (Loss) on Derivative: The Company entered into a series of promissory notes that permits conversion of the notes into shares of the Company’s common stock at a discount to the market price. This discount to market conversion feature is treated as a derivative for accounting purposes. This note also caused two other financial instruments held by the Company to be considered derivatives. The Company has calculated the change in value of those instruments for the three months ended September 30, 2012 for a loss of $1,482, compared with a gain of $35,419 for the three months ended September 30, 2011. Year to date amounts are a gain on change in value at September 30, 2012 of $15,986 compared to a gain of $28,144 at September 30, 2011. See Note 15 of the Company’s financial statements for a more thorough discussion of this item.

Gain (Loss) on Change in Fair Value of Clawback: A component of the Petro Energy acquisition agreement gave the former owners of these companies the option to repurchase for $1.00 the assets held by the companies as of July 1, 2010 if the Company’s common stock price fails to reach $0.25 per share within three years of the original acquisition date. Although the clawback was relinquished by the Petro Energy sellers at June 29, 2012, the Company was required to recognize the change in value through the relinquishment date. The change in value for the nine months ended September 30, 2012 was $198,643 compared to $65,379 for the same period, 2011. See Note 14 for a discussion of the clawback and the relinquishment agreement.

Gain on Sale of Assets:   The Company sold the assets acquired from Ashton for $500,000 on February 7, 2012, resulting in a gain on sale of $161,905. See Note 1 for a more thorough discussion of the asset purchase and sale transactions.

Net Income/Loss: The Company had net losses of $159,655 and $401,289 for the three months ended September 30, 2012 and 2011, respectively and net losses of $423,036 and $851,570 for the nine months ended September 30, 2012 and 2011, respectively. The Company’s contract clawback relinquishment contributed a gain of $473,232 to the 2012 second quarter income, contributing to the decreased loss from 2011 to 2012. Of the totals, net income contributed by IFL, reflected in discontinued operations, was $61,509 and $515,907, for the nine months ended September 30, 2012 and 2011, respectively. The 2011 amount represented six full months of activity, whereas only one month of activity was included in the gain on discontinued operations at September 30, 2012. Of the totals, net loss contributed by Adino Exploration reflected in discontinued operations, was $78,369 and $60,731, for the three months ended September 30, 2012 and 2011, respectively and losses of $243,140 and $121,652, for the nine months ended September 30, 2012 and 2011, respectively. See Note 20 for detailed information of the IFL net income per quarter and Note 23 for discussion of the Adino Exploration oil and gas interest sale.

Cash:  The Company’s available cash decreased from $52,540 at December 31, 2011 to $1,218 at September 30, 2012. In December 2011, the Company received additional investment from members of the Schwartz group of $150,000.

CAPITAL RESOURCES AND LIQUIDITY

As of September 30, 2012, our cash and cash equivalents were $51,274, compared to $102,540 at December 31, 2011.  The Company’s liquidity decreased as funds received from oil and gas operations are reflected in assets from discontinued operations.

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

As of September 30, 2012, the Company has a working capital deficit of $3,443,707 and total stockholders’ deficit of $2,994,865.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern depends upon its ability to obtain funding for its working capital deficit. Of the outstanding current liabilities at September 30, 2012, $860,081 of the outstanding current liabilities is due to certain officers and directors for prior years’ accrued compensation.  These officers and directors have agreed in writing to postpone payment if necessary, should the Company need capital it would otherwise pay these individuals. Additionally, non-cash items include a derivative liability of $108,286.  The Company plans to satisfy current year and future cash flow requirements through its oil and gas operations and merger and acquisition opportunities including the expansion of existing business opportunities.  The Company expects these growth opportunities to be financed by a combination of equity and debt capital; however, in the event the Company is unable to obtain additional debt and equity financing, the Company may not be able to continue its operations.

For the nine months ended September 30, 2012, cash used by operating activities was $667,243 compared to cash used by operating activities of $229,061 for the nine months ended September 30, 2011. The primary difference was a charge to bad debt at September 30, 2012 of $358,401 and payment of the GJ Capital lawsuit and expenses.

The Company incurred capital expenditures of $70,511 in the nine months ended September 30, 2012 to develop its recently acquired oil and gas leases. We were able to secure debt financing at reasonable rates for these expenditures.

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

Changes in internal controls. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2012 that have materially affected or are reasonably likely to materially affect internal control over financial reporting.

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

On April 18, 2012, the Company approved a stock conversion of $103,000 in accrued consulting expense into common stock, at a conversion rate of $0.05 per share. On October 24, 2012 the consultant converted $103,000 in accrued consulting fees into 2,060,000 shares of the Company’s common stock.

The Company claims an exemption from registration for the above issuances pursuant to Section 4(2) of the Securities Act due to the small number of purchasers and their sophistication in financial and business matters.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following documents are filed or furnished as part of this report:

Exhibit
Number	Exhibit

3.1	Articles of Incorporation (incorporated by reference to our Form 10-K filed on March 18, 2009)
3.2	By-laws of Golden Maple Mining and Leaching Company, Inc. (now Adino Energy Corporation) (incorporated by reference to our Form 10-K filed on March 18, 2009)
3.3	Amendment to Articles of Incorporation (incorporated by reference to our Form 10-Q filed on August 15, 2012)
10.1	Membership Interest Purchase Agreement (incorporated by reference to our Form 10-K filed on April 1, 2011)
10.2	Post-Closing Agreement (incorporated by reference to our Form 10-K filed on April 1, 2011)
10.3	Employment agreement of Sonny Wooley (incorporated by reference to our Form 10-Q filed on August 15, 2011)
10.4	Employment agreement of Timothy G. Byrd, Sr. (incorporated by reference to our Form 10-Q filed on August 15, 2011)
10.5	Membership Interest Purchase and Sale Agreement (incorporated by reference to our Form 10-Q filed on August 15, 2012)
10.6	Asset Purchase Agreement (incorporated by reference to our Form 8-K filed on November 14, 2011)
10.7	Relinquishment of Repurchase Rights Agreement (incorporated by reference to our Form 10-Q filed on August 15, 2012)
10.8	Asset Purchase and Sale Agreement (incorporated by reference to our Form 8-K filed on November 5, 2012)
14	Code of Business Conduct and Ethics (incorporated by reference to our Form 10-K filed on March 18, 2009)
31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a) of the Exchange Act
31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(a) of the Exchange Act
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive Data File

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the undersigned has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

ADINO ENERGY CORPORATION

By:	/s/ Timothy G. Byrd, Sr.
Timothy G. Byrd, Sr.
Chief Executive Officer and Director
November 19, 2012

