Form 10-Q/A
period 2012-09-30
ADINO ENERGY CORP
filed 2012-11-29
CIK 700815

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

EXPLANATORY NOTE

This amendment to the quarterly report on Form 10-Q of Adino Energy Corporation (“Adino” or the “Company”) for the period ended September 30, 2012, as originally filed with the Securities and Exchange Commission (“SEC”) on November 19, 2012, is being filed solely to furnish Exhibit 101 in accordance with Rule 405 of Regulation S-T.

This amendment does not reflect events occurring after November 19, 2012 and does not update or modify in any way the consolidated results of operations, financial position, cash flows or other disclosures in our Form 10-Q as originally filed with the SEC.

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

ITEM 6. EXHIBITS

The following documents are filed or furnished as part of this report:

Exhibit
Number	Exhibit

3.1	Articles of Incorporation (incorporated by reference to our Form 10-K filed on March 18, 2009)
3.2	By-laws of Golden Maple Mining and Leaching Company, Inc. (now Adino Energy Corporation) (incorporated by reference to our Form 10-K filed on March 18, 2009)
3.3	Amendment to Articles of Incorporation (incorporated by reference to our Form 10-Q filed on August 15, 2012)
10.1	Membership Interest Purchase Agreement (incorporated by reference to our Form 10-K filed on April 1, 2011)
10.2	Post-Closing Agreement (incorporated by reference to our Form 10-K filed on April 1, 2011)
10.3	Employment agreement of Sonny Wooley (incorporated by reference to our Form 10-Q filed on August 15, 2011)
10.4	Employment agreement of Timothy G. Byrd, Sr. (incorporated by reference to our Form 10-Q filed on August 15, 2011)
10.5	Membership Interest Purchase and Sale Agreement (incorporated by reference to our Form 10-Q filed on August 15, 2012)
10.6	Asset Purchase Agreement (incorporated by reference to our Form 8-K filed on November 14, 2011)
10.7	Relinquishment of Repurchase Rights Agreement (incorporated by reference to our Form 10-Q filed on August 15, 2012)
10.8	Asset Purchase and Sale Agreement (incorporated by reference to our Form 8-K filed on November 5, 2012)
14	Code of Business Conduct and Ethics (incorporated by reference to our Form 10-K filed on March 18, 2009)
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 15d-14(a) of the Exchange Act
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive Data File

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the undersigned has duly caused this Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.

ADINO ENERGY CORPORATION

By:	/s/ Timothy G. Byrd, Sr.
Timothy G. Byrd, Sr.
Chief Executive Officer, Director, and Chief Financial Officer
November 28, 2012

2