Form 10-K
period 2012-12-31
ADINO ENERGY CORP
filed 2013-04-19
CIK 700815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒   Yes     ☐   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes     ☒   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐   Yes     ☒   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of large accelerated filer,” accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act:

Yes      ☒        No  ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently competed second fiscal quarter: At June 30, 2012, the market price of all voting and non-voting common equity held by non-affiliates by reference to the closing price of the Company’s stock on such date was $297,776.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  At April 16, 2013, there were 156,249,331 shares of common stock outstanding.

TABLE OF CONTENTS

		Page No.
PART I
Item 1.	Business	3
Item 2.	Properties	7
Item 3.	Legal Proceedings	7

PART II

Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	8
Item 6	Selected Financial Data	9
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 7A	Quantitative and Qualitative Disclosures About Market Risk	14
Item 8	Financial Statements and Supplementary Data	15
	Report of Independent Registered Public Accounting Firm	15
	Consolidated Balance Sheets - December 31, 2012 and December 31, 2011	16
	Consolidated Statements of Operations- Years Ended December 31, 2012 and 2011 and the period from November 1, 2012 (re-entry to development stage) to December 31, 2012	17
	Consolidated Statement of Changes in Stockholders’ Deficit - Years Ended December 31, 2012 and 2011	18
	Consolidated Statements of Cash Flows- Years Ended December 31, 2012 and 2011 and the period from November 1, 2012 (re-entry to development stage) to December 31, 2012	19
	Notes to Consolidated Financial Statements	20

Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	44
Item 9A	Controls and Procedures	44
Item 9B	Other Information	45

PART III

Item 10	Directors, Executive Officers and Corporate Governance	45
Item 11	Executive Compensation	46
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	47
Item 13	Certain Relationships and Related Transactions, and Director Independence	48
Item 14	Principal Accounting Fees and Services	48

PART IV

Item 15	Exhibits, Financial Statement Schedules	48

Signatures		50

PART I

ITEM 1. DESCRIPTION OF BUSINESS

ORGANIZATION AND GENERAL INFORMATION ABOUT THE COMPANY

Adino Energy Corporation ("Adino", we” or the "Company"), is an emerging oil and gas exploration and production company focused on mature oilfield assets with significant redevelopment, workover and enhanced oil recovery (“EOR”) potential.

Adino was incorporated under the laws of the State of Montana on August 13, 1981, under the name Golden Maple Mining and Leaching Company, Inc. In 1985, the Company ceased its mining operations and discontinued all business operations in 1990. The Company then acquired Consolidated Medical Management, Inc. (“CMMI”) and kept the CMMI name. The Company initially focused its efforts on the continuation of the business services offered by CMMI. These services focused on the delivery of turn-key management services for the home health industry, predominately in south Louisiana. The Company exited the medical business in December 2000. In August 2001, the Company decided to refocus on the oil and gas industry. In 2003, we decided to cease our oil and gas activities and focus on becoming a fuel company. In 2010, the Company began focusing on oil and gas exploration and production.

The Company’s former subsidiary, Intercontinental Fuels, LLC (“IFL”), a Texas limited liability company, was founded in 2003. Adino first acquired 75% of IFL’s membership interests in 2003. The Company acquired 100% ownership of IFL shortly thereafter.

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

In October 2011, Adino signed a letter of intent to purchase all of the assets of Ashton, AOS 1A, and AOS 1-B (collectively, “AOS”). The proposed purchase price for the assets was $6,000,000 in face value of convertible preferred stock of the Company, with the preferred stock converting to common stock at the rate of $0.15 per share. The parties agreed that partial closing of the purchase would occur once the sellers received clear title to the assets subject to the agreement. The first partial closing of purchase occurred on November 3, 2011, and the Company issued 100,000 shares of Adino's Class "B" Preferred Stock Series 1 (the "Preferred Stock"), as follows: 95,534 shares to AOS 1A, and 4,466 shares to AOS 1-B. The Preferred Stock shall be convertible into common shares at AOS 1A or AOS 1-B's option at any time after six months, provided that (a) immediately after the first six months, only 25% of the Preferred Stock may be converted to common stock, and (b) each month thereafter, only up to 12.5% of the Preferred Stock may be converted to common stock. The number of shares of Preferred Stock was chosen to conform to the agreed upon value of $1,500,000 for the assets. The Company later decided not to acquire the remaining AOS assets. On February 7, 2012, the Company sold all oilfield machinery and equipment it had purchased from AOS in its November 2011 acquisition for $500,000.

With the Company’s focus on oil and gas exploration and production, the Company decided to sell its interest in IFL. To that end, on February 7, 2012, Adino sold all of its membership interest in IFL to Pomisu XXI S.L. (“Buyer”). The purchase price to be paid by the Buyer was $900,000, paid in two installments with the first installment of $244,825 paid on February 7, 2012, and the balance due not later than May 7, 2012. The balance of the purchase price shall be computed as follows: $900,000 minus $244,825 (initial installment) minus $655,175 of IFL liabilities assumed and settled by the Buyer. The liabilities included $106,520 in accounts payable, $1,500 to a related party, $110,000 in retained customer deposit and $437,155 for the G J Capital lawsuit judgment (see Note 26 of the Company’s financial statements for a more thorough discussion). The balance due had not been paid as of December 31, 2012 and the full receivable balance has been reserved.

On June 29, 2012, the Company executed a multi-party agreement with the Sellers of the Petro Energy assets and Gator-Dawg Drilling, LLC (“Gator-Dawg”). In the agreement, the Company released the restriction on the 10 million shares of common stock held in escrow on behalf of the Sellers in the Petro Energy purchase in July 2010. In exchange, the Sellers released all claims to the contract clawback agreement, which stated that the Sellers could repurchase the assets sold to the Company for $1.00 if the price of the Company’s stock did not reach $0.25 per share by the specified date. The Company also transferred the membership shares of AACM3, LLC to its former owner, Alex Perales. AACM3, LLC did not hold any assets at the time of transfer. Gator-Dawg agreed to transfer the drilling rig and associated assets purchased from the Company in March 2011 to AACM3, LLC. In exchange for the drilling rig transfer, the Company cancelled the $500,000 note due from Gator-Dawg for purchase of those assets (disallowed for consolidation), executed a $100,000 note payable to Gator-Dawg for rig improvements paid for by Gator-Dawg during its ownership of the rig, and transferred a truck and trailer purchased in early 2012 to Gator-Dawg. The completion of this multi-party agreement extinguished the contract clawback provision at June 29, 2012.

On October 31, 2012, the Company and Adino Exploration, LLC (“Exploration”), a wholly owned subsidiary of the Company, entered into an Asset Purchase and Sale Agreement (“Agreement”) with Broadway Resources, LLC (“Broadway”). Pursuant to the Agreement, Exploration sold its oil and gas leases located in Coleman and Runnels Counties, Texas. The purchase price paid by Broadway was $2,921,616, which includes a cash payment of $811,825 and the elimination of the Company and Exploration debts in the amount of $2,109,791.

The Company’s Chairman and former Chief Financial Officer have an ownership interest in the Buyer. Exploration’s members approved the sale of assets and the terms of the Agreement as being fair and reasonable. In evaluating the sale of Exploration’s assets, including the determination of an appropriate purchase price paid, the Company considered a variety of factors, including the estimated future net oil reserves of the oil and gas leases, comparable sales of other oil and gas leases in the area, and the value of the equipment sold.

On October 31, 2012, Shannon McAdams, the Company’s chief financial officer, resigned his employment with the Company and with Adino Exploration, LLC.

DESCRIPTION OF BUSINESS

Oil and Gas Exploration and Production

The Company is an emerging oil and gas exploration and production (“E&P”) company publicly traded under the symbol ADNY on the OTCQB quotation service operated by OTC Markets Group, Inc. The Company is focused on mature oilfield assets with significant redevelopment, work-over and EOR potential.

The Company’s subsidiary, Adino Exploration, LLC, is a bonded Texas oil and gas operator that owned and operated leases in Coleman and Runnels counties. The Company owned and operated 776 mineral acres with producing leases representing 64,300 barrels of proven, developed, and producing (“PDP”) reserves. With both a service rig and a drilling rig, Adino Exploration was a fully equipped independent E&P company with substantial growth prospects. Adino focuses on small producing assets with low risk development opportunities. We assemble strong acreage positions by aggregating small leaseholds that are typically overlooked by larger companies. In order to maximize operational efficiency, we look for leases that are geographically concentrated and geologically similar. The Company grew through the drill bit, augmented by opportunistic acquisitions of good quality development acreage. Our success rate for development drilling in this area was 100% through eight wells, growing reserves from 4,600 bbls to 64,300 bbls of oil. The Company’s acreage position grew from 119 acres to 776 acres through acquisition. Consistent with our strategy, we paid very low bonuses for leases in proven areas with good well control. All operations were within 20 miles of Coleman, Texas and had similar geology. Leases were either held by production or had generous primary terms.

Adino Exploration’s management team included managers and technical experts with decades of oil & gas industry experience. They cover all primary disciplines critical to the success of an E&P company, from operations and deal origination through geology and reservoir engineering. Working together since July 2010, Adino Exploration’s management team has produced impressive results. Starting with 4 bopd of production on 119 acres and a hodgepodge of well-used equipment, Adino Exploration had grown into a complete oilfield operator with a rapidly expanding reserve base and prospect inventory. Further, the team’s focus on tight operations and capital efficiency has resulted in a high drilling success rate, high margins per produced barrel, low finding & development (F&D) costs and low average acreage costs for new leases.

When the Company was approached to sell Adino Exploration’s assets in Coleman and Runnels counties, management believed that the price offered afforded the Company a very high rate of return on investment (over 300%) and a chance to move the Company’s business plan forward quickly compared to growing the Company with limited funding due to the constraints of its balance sheet. With little debt, the Company now believes that it can secure debt and equity funding at competitive rates.

The Company is now executing the same successful plan in Texas but has determined that it is ready to expand its footprint to Oklahoma and Kansas as well. The Company is currently assessing several potential target leases in these areas due to lower drilling and production cost and expects to aggressively acquire leases and production in Texas, Oklahoma and Kansas. The Company’s business will stay the same with the exception of much greater acreage accumulation, which we believe will increase the Company’s cash flow and reserve base.

Fuel Storage Operations

With the Company’s focus on oil and gas exploration and production, the Company decided to sell its interest in IFL. To that end, on February 7, 2012, Adino sold all of its membership interest in IFL to Pomisu XXI S.L. (“Buyer”). The purchase price agreed to with the Buyer was $900,000, paid in two installments with the first installment of $244,824.97 paid on February 7, 2012, and the balance due not later than May 7, 2012. The balance of the purchase price was computed as follows: $900,000 minus $244,842.97 (initial installment) minus $655,175 of IFL liabilities assumed and settled by the Buyer. The liabilities included $106,520 in accounts payable, $1,500 to a related party, $110,000 in retained customer deposit and $437,155 for the G J Capital lawsuit judgment (see Item 3 for a more thorough discussion). The balance due had not been paid as of December 31, 2012 and the full receivable balance has been reserved. The Company is considering its legal options to obtain payment of the unpaid amount of the purchase price.

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

EMPLOYEES

As of December 31, 2012, Adino and its subsidiaries have no employees. We have consulting and management arrangements with our officers and have outsourced our other activities. We have contracts with 4 persons, including executive officers and administrative personnel.

COMPETITION

The Company faces competition from other oil and natural gas companies in all aspects of our business, including acquisition of producing properties and oil and natural gas leases, marketing of oil and natural gas, and obtaining goods, services and labor. Most of our competitors have substantially larger financial and other resources than the Company. Factors that affect our ability to acquire producing properties include available funds, available information about prospective properties and our limited number of employees. Competition is also presented by alternative fuel sources including heating oil and other fossil fuels. Renewable energy sources may become more competitive in the future.

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

FUTURE BUSINESS

Oil and Gas Exploration and Production

To attain its vision, the Company will pursue the following primary strategic goals:

☐	To become a leading player in the shallow oil and gas exploration market in Texas, Oklahoma and Kansas;
☐	To build Adino Energy Corporation into an industry-recognized brand that is synonymous with efficient and environmentally friendly operations;
☐	To build an organization that can fully exploit the industry to achieve market dominance;
☐	To build a state-of-the-art publicly traded E&P company that is scalable to other areas of the U.S. oil and gas production markets;
☐	To solidify the Company’s lead in oil and gas production markets by locating its subsidiaries in other similar locations in the top onshore oil and gas producing states;
☐	To build oil and gas support services in keeping with the demands of acquiring other operators;
☐	Increase revenue for Adino and its subsidiaries.

ITEM 2. DESCRIPTION OF PROPERTY

Adino Corporate Offices

Adino’s executive offices are located at 2500 Citywest Boulevard, Houston, Texas. These premises are leased on a month-to-month basis.

Oil and Gas Exploration and Production

The Company currently has no oil and gas properties.

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

In December 2011, G J Capital dismissed its claims against Mr. Byrd and Mr. Wooley. Also in December 2011, the court rendered judgment for G J Capital and against Adino and IFL in the amount of $250,000, plus $152,988 in attorneys’ fees, $9,300 in court costs, plus $24,867 in prejudgment interest. The Company did not appeal this judgment. In February 2012, the Company paid $200,321 in partial settlement of the amount due. On May 1, 2012, the Company paid the final balance due on the GJ Capital suit, receiving a full release on all liability.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of December 31, 2012, Adino had 156,249,331 shares of common stock outstanding. There are approximately 944 holders of record of our common stock.

The Company’s common stock is quoted on the OTCQB operated by OTC Markets Group, Inc.

The following table sets forth certain information as to the high and low bid quotations quoted on the OTCBB and OTCQB for 2011 and 2012. Information with respect to over-the-counter bid quotations represents prices between dealers, does not include retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

Period	High	Low
Fourth Quarter 2012	$0.003	$0.001
Third Quarter 2012	$0.002	$0.001
Second Quarter 2012	$0.008	$0.002
First Quarter 2012	$0.032	$0.008

Fourth Quarter 2011	$0.05	$0.02
Third Quarter 2011	$0.038	$0.013
Second Quarter 2011	$0.038	$0.015
First Quarter 2011	$0.05	$0.02

The source of the above information is Yahoo Finance and OTCmarkets.com.

DIVIDENDS

Holders of the Company’s common stock are entitled to pro rata dividends as declared by the Company’s Board of Directors. We have not paid any dividends on our common stock in the past two fiscal years. We presently intend to retain future earnings to support our growth. Any payment of cash dividends in the future will be dependent upon the amount of funds legally available, our earnings, financial condition, capital requirements, and any other factors which our Board of Directors deems relevant. In the past three fiscal years, we have entered into a series of convertible promissory notes which prohibit us from paying or declaring a dividend on our common stock.

Holders of certain series of the Company’s preferred stock have preferential dividend rights as described below.

The Company has designated three series of its Class B Preferred Stock: Series 1, Series 2, and Series 3.

Dividends for Class B Preferred Stock Series 1 and Class B Preferred Stock Series 2 are payable quarterly on the last days of March, June, September, and December in each year with respect to the quarterly period ending on the day prior to each such respective dividend payment date. In no event shall the holders of Class A Preferred Stock receive dividends of more than percent (1%) in any fiscal year, and each share shall rank on parity with each other share of preferred stock, irrespective of class or series, with respect to dividends at the respective fixed or maximum rates for such series.

Dividends for Class B Preferred Stock Series 1 and Class B Preferred Stock Series 2 are non-cumulative, however, the holders of such series, in preference to the holders of any common stock, shall be entitled to receive, as and when declared payable by the Board of Directors from funds legally available for the payment thereof, dividends in lawful money of the United States of America at the rate per annum fixed and determined for the shares of such series, but no more.

Dividends for Class B Preferred Stock Series 3 are cumulative. The holders of Class B Preferred Stock Series 3 shall be entitled to receive a quarterly dividend equal to 2.5% of the issue price of each share. The dividends shall be paid quarterly, when as and if declared payable by the Company’s Board of Directors from funds legally available for the payment thereof. If in any quarter the Company does not pay any accrued dividends, such dividends shall cumulate. Interest shall not be paid on cumulated dividends. At December 31, 2012 and December 31, 2011, the Company paid or accrued dividends of $38,853 and $1,942 respectively on the Class B Preferred Stock Series 3.

RECENT SALES OF UNREGISTERED SECURITIES

During 2012, the Company issued several convertible promissory notes to Asher Enterprises, Inc. (“Asher”), as described below.

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

On January 11, 2012, Asher converted $5,000 of its note and $2,120 in accrued interest into 569,600 shares of the Company’s common stock. The conversion resulted in an increase of additional paid-in-capital of $2,401 due to the reduction of the associated liability.

On January 24, 2012, Asher converted $12,000 of its note into 2,181,818 shares of the Company’s common stock. The conversion resulted in an increase of additional paid-in-capital of $5,624 due to the reduction of the associated liability.

On February 21, 2012, Asher converted $15,000 of its note into 2,678,571 shares of the Company’s common stock. The conversion resulted in an increase of additional paid-in-capital of $7,073 due to the reduction of the associated liability.

On March 12, 2012, Asher converted $13,000 of its note into 4,482,759 shares of the Company’s common stock. The conversion resulted in an increase of additional paid-in-capital of $6,098 due to the reduction of the associated liability.

On April 16, 2012, Asher converted $12,000 of its note into 6,666,667 shares of the Company’s common stock. The conversion resulted in an increase of additional paid-in-capital of $6,411 due to the reduction of the associated liability.

On May 23, 2012, Asher converted $10,000 of its note into 2,941,176 shares of the Company’s common stock. The conversion resulted in an increase of additional paid-in-capital of $5,493 due to the reduction of the associated liability.

On May 23, 2012, Asher converted $1,000 of its note and $2,120 in accrued interest into 1,733,333 shares of the Company’s common stock. The conversion resulted in an increase of additional paid-in-capital of $541 due to the reduction of the associated liability.

On October 5, 2012, Asher converted $5,300 of its note into 7,361,112 shares of the Company’s common stock. The conversion resulted in an increase of additional paid-in-capital of $3,187 due to the reduction of the associated liability.

All of the above note conversions were within the terms of the agreement and did not result in a gain or loss to the Company.

On January 9, 2012, an investor converted his $22,500 note into 681 shares of the Company’s Class B Preferred Stock Series 3. Additionally, he invested an additional $30,000 in the Company through the purchase of 857 shares of Class B Preferred Stock Series 3 shares.

On April 4, 2012, the Company approved a stock conversion of $103,000 in accrued consulting expense into common stock, at a conversion rate of $0.05 per share, or 2,060,000 shares of the Company’s common stock.

The Company claims an exemption from registration for the above issuances pursuant to Section 4(2) of the Securities Act due to the small number of purchasers and their sophistication in financial and business matters. The Company claims an exemption under Section 3(a)(9) of the Securities Act for issuances of common stock pursuant to each note conversion described above.

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

Consolidation

The accompanying financial statements include the accounts of Adino Energy Corporation and its wholly owned subsidiaries Intercontinental Fuels, LLC (sold 2/7/12), Adino Exploration, LLC (sold 10/31/12), Adino Drilling, LLC (sold 3/1/2011), PetroGreen Energy LLC (sold 6/29/12), and AACM3, LLC (sold 6/29/12).  All intercompany accounts and transactions have been eliminated. References to Adino or the Company include the above subsidiaries.

Revenue Recognition

The Company recognizes revenue from throughput fees in the month that the services are provided based upon contractually determined rates. The Company recognizes storage fee revenue in the month that the service is provided in accordance with our customer contracts. Adino Exploration earns revenue from the sale of oil.

As described above, in accordance with the requirement of current guidance, the Company recognizes revenue when (1) persuasive evidence of an arrangement exists (contracts), (2) delivery has occurred (monthly), (3) the seller’s price is fixed or determinable (per the customer’s contract or current market price), and (4) collectability is reasonably assured (based upon our credit policy).

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

Depletion of exploration and production costs and depreciation of production equipment is computed using the units of production method based upon estimated proved oil and gas reserves as determined by consulting engineers and prepared (annually) by independent petroleum engineers. Costs included in the depletion base to be amortized include (a) all proved capitalized costs including capitalized asset retirement costs, net of estimated salvage values, less accumulated depletion, (b) estimated future development cost to be incurred in developing proved reserves, and (c) estimated dismantlement and abandonment costs, net of estimated salvage values that have not been included as capitalized costs because they have not yet been capitalized in asset retirement costs. The costs of unproved properties are withheld from the depletion base until it is determined whether or not proved reserves can be assigned to the properties. The unproved properties are reviewed quarterly for impairment. When proved reserves are assigned or the unproved property is considered to be impaired, the cost of the property or the amount of the impairment is added to the costs subject to depletion calculations

Derivatives

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

The Company sold its interest in Intercontinental Fuels, LLC on February 7, 2012. We recorded goodwill impairment to the extent of the loss to be recognized on the transaction, or $4,827 as of December 31, 2011.

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

On January 1, 2007, the Company adopted an accounting standard which clarifies the accounting for uncertainty in income taxes recognized in financial statements. This standard provides guidance on recognizing, measuring, presenting and disclosing in the financial statements uncertain tax positions that a company has taken or expects to take on a tax return. See Note 21 for further information related to the Company’s accounting for uncertainty in income taxes.

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

Note References

All references to “Notes” are to the notes of our financial statements set forth in Item 8.

RESULTS OF OPERATIONS

The Company sold its wholly-owned subsidiary, IFL, as of February 7, 2012 and the oil and gas assets of its wholly owned subsidiary, Adino Exploration, at October 31, 2012. The revenues and expenses from these subsidiaries have been shown as net income or loss from discontinued operations. The Company’s net income or loss in 2011 has also been separated from the consolidated entity and presented in discontinued operations for comparison purposes.

Revenue: As the Company sold its revenue producing segments, described above, all revenue is reported in the discontinued operations from IFL (see Note 23) and Adino Exploration (see Note 24).

Payroll and Related Expenses:  The Company had several employees on payroll in 2011, but resorted to hiring contract workers during the year and into 2012, resulting in a reduction in expense between the periods. Payroll and related expenses in 2011 were $154,312, compared to $5,089 in 2012.

General and Administrative: The Company’s expense for the year ended December 31, 2012 was $605,212 compared to $69,199 for the year ended December 31, 2011. The increase is primarily due to bad debt expense of $437,155 to reserve for potentially uncollectible receivables.

Legal and Professional:  Legal and professional expense was $338,877 and $301,929 for the years ended December 31, 2012 and 2011, respectively. During 2011, the Company experienced significant legal expense associated with the G J Capital lawsuit. Expenses incurred in 2012 relate primarily to the oil and gas sale to Broadway. Legal fees were negotiated and the Company received a credit on legal billings of $52,785 during the first quarter of 2012. See Note 24 for discussion of the oil and gas interest sale and Note 26 for discussion on the G J Capital lawsuit.

Consulting Expense:  The Company’s consulting expenses were $160,574 and $757,555 for the years ended December 31, 2012 and 2011, respectively, a significant decrease. During 2011, the Company accrued officer and accountant compensation. These accruals were discontinued in 2012. The Company also retained a marketing consultant in 2011, resulting in non-cash expense of $225,750 for services rendered.

Depreciation Expense: Depreciation expense was $5,083 and $15,333 for the years ended December 31, 2012 and 2011, respectively. The decrease is due to the repossession of the Company vehicle and other assets becoming fully depreciated during 2012.

Interest Income:  Interest income was $0 and $46,570 for the years ended December 31, 2012 and 2011, respectively.

Interest Expense:  Interest expense was $258,381 and $294,770 for the years ended December 31, 2012 and 2011. The decrease is largely due to interest on the Sundlun note payable being frozen in July, 2012, as the Broadway asset sale was being structured. The note to Mr. Sundlun was fully settled in the asset sale to Broadway. See Note 24 for a complete discussion.

Gain on Debt Conversion: On April 18, 2012, The Board of Directors approved a stock conversion of $103,000 in accrued consulting expense into Rule 144 common stock, at a conversion rate of $0.05 per share. The conversion resulted in issuance of 2,060,000 shares of stock and a gain to the Company of $88,156.

Gain on Sale/Relinquishment: On June 29, 2012, the Company executed a multi-party agreement with the Sellers of the PetroGreen assets and Gator-Dawg Drilling, LLC (“Gator-Dawg”). In the agreement, the Company released the restriction on the 10 million shares of common stock held in escrow on behalf of the Sellers in the PetroGreen asset purchase in July 2010. In exchange, the Sellers released all claims to the contract clawback agreement. The Company also transferred the membership shares of AACM3, LLC to its former owner, Alex Perales. AACM3, LLC did not hold any assets at the time of transfer. Gator-Dawg (formerly Adino Drilling, LLC) agreed to transfer the drilling rig and associated assets purchased from the Company in March 2011 to AACM3, LLC. In exchange for the drilling rig transfer, the Company transferred a truck and trailer purchased in early 2012 and executed a $100,000 note payable to Gator-Dawg. The completion of this multi-party agreement extinguished the contract clawback provision at June 29, 2012. The net effect of the multi-party agreement resulted in a gain on sale/relinquishment to the Company of $473,232 at September 30, 2012.

Gain (Loss) on Derivative: The Company entered into a series of promissory notes that permitted conversion of the notes into shares of the Company’s common stock at a discount to the market price. This discount to market conversion feature is treated as a derivative for accounting purposes. This note also caused two other financial instruments held by the Company to be considered derivatives. The Company has calculated the change in value of those instruments for the year ended December 31, 2012 for a gain of $15,282, compared with a gain of $10,850 for the year ended December 31, 2011. See Note 15 of the Company’s financial statements for a more thorough discussion of this item.

Gain on Change in Fair Value of Clawback: A component of the Petro Energy acquisition agreement gave the former owners of these companies the option to repurchase for $1.00 the assets held by the companies as of July 1, 2010 if the Company’s common stock price fails to reach $0.25 per share within three years of the original acquisition date. The contract was valued at each balance sheet date and resulted in a loss on clawback of $198,643 and $49,385 for the years ended December 31, 2012 and 2011, respectively. The contract clawback provision was valued at $386,739 at December 31, 2011. The clawback was settled in June, 2012. See Note 16 for more discussion.

Gain on Sale of Assets:   The Company sold the assets acquired from Ashton for $500,000 on February 7, 2012, resulting in a gain on sale of $161,905. See Note 8 for a thorough discussion of the asset purchase and sale transaction.

Net Income/Loss: The Company had a net loss of $977,253 and $1,308,673 for the years ended December 31, 2012 and 2011, respectively. The Company’s contract clawback relinquishment contributed a gain of $473,232 to the 2012 second quarter income, contributing to the income from 2011 to 2012. Of the totals, net income contributed by IFL, reflected in discontinued operations, was $61,511 and $820,083, for the years ended December 31, 2012 and 2011, respectively. Of the totals, net loss contributed by Adino Exploration reflected in discontinued operations, was $247,920 and $242,209 for the years ended December 31, 2012 and 2011, respectively. Although the Company realized a gain on the oil and gas asset sale of $2,474,522, it was accounted for as a related party gain and was recorded to additional paid in capital at October 31, 2012. See Note 23 and 24 for detailed information on the sale transactions.

Cash:  The Company’s available cash decreased at December 31, 2012 to $16,887 from $102,540 at December 31, 2011. In December 2011, the Company received additional investment from members of the Schwartz group of $150,000. The Company also had deposits from the BlueRock financing for well completion. Of the cash on hand, $70,800 was reserved for tax payments by IFL and $50,000 was on deposit for a Texas oil and gas operator license held by Adino Exploration.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s access to financing improved somewhat during 2012 and 2011, due to several convertible notes that were issued to two groups of private investors. As a result of these private note issuances, the Company raised $1,212,380. At December 31, 2012, all notes were converted to equity, paid or settled in the asset sale to Broadway, except for the existing note balance of $62,500 with the Schwartz Group.

The Company’s liquidity and capital resources also improved as a result of its sale of Adino Exploration. This sale resulted in Adino receiving $2,921,616, which included a cash payment of $811,825 and the elimination of the Company and Exploration debts in the amount of $2,109,791. With little debt, the Company now believes that it can secure debt and equity funding at competitive rates.

The Company’s available cash decreased from $52,540 at December 31, 2011 to $16,887 at December 31, 2012. In 2011, the Company received additional investment from members of the Schwartz Group of $150,000 and had deposits from the BlueRock financing for well completion. At December 31, 2012, the Company is dependent on additional investment and new business to obtain continued cash flow.

As of December 31, 2012, the Company has a working capital and total stockholders’ deficit of $970,120.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern depends upon its ability to obtain funding for its working capital deficit. Of the outstanding current liabilities at December 31, 2012, there are two significant non-cash items:  $50,000 of the outstanding liability is from deferred revenue and $522,959 is due to certain officers and directors for prior years’ accrued compensation.  They have agreed in writing to postpone payment if necessary, should the Company need capital it would otherwise pay these individuals.  The Company plans to satisfy current year and future cash flow requirements through growing business operations. The Company also hopes to pursue merger and acquisition opportunities including the expansion of existing business opportunities, primarily in the oil and gas exploration and production sector.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Item 7A is not required for a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Adino Energy Corporation

(A Development Stage Company)

Houston, Texas

We have audited the accompanying consolidated balance sheets of Adino Energy Corporation (A Development Stage Company) (the Company”) as of December 31, 2012 and 2011 and the related consolidated statements of operations, shareholders' deficit and cash flows for the years then ended and for the period from November 1, 2012 (re-entry to development stage) to December 31, 2012.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Adino Energy Corporation (A Development Stage Company) as of December 31, 2012 and 2011 and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has suffered recurring losses from operations and maintains a working capital deficit. These matters raise substantial doubt about the Company’s ability to continue as a going concern.  These consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that may result should the Company be unable to continue as a going concern. See note 2 to the consolidated financial statements for further information regarding this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

April 17, 2013

Adino Energy Corporation

(A Development Stage Company)

Consolidated Balance Sheets

As of December 31, 2012 and December 31, 2011

	December 31, 2012	December 31, 2011

ASSETS
Cash in bank	$16,887	$102,540
Certificate of deposit - restricted	50,075	50,000
Accounts receivable, net of allowances	-	10,394
Deposits and prepaid assets	2,801	56,530
Assets held for sale	-	4,151,882
Total current assets	69,763	4,371,346

Fixed assets, net of accumulated depreciation of $0 and $43,469, respectively	-	3,957
Total non-current assets	-	3,957

TOTAL ASSETS	$69,763	$4,375,303

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Accounts payable	$365,511	$428,493
Accounts payable - related party	21,737	61,387
Accrued liabilities	9,777	129,387
Accrued liabilities - related party	522,959	568,689
Contract clawback provision	-	386,739
Notes payable - current portion	-	445,995
Convertible notes payable - current portion	62,500	119,514
Interest payable	7,399	10,156
Derivative liability	-	136,894
Deferred revenue	50,000	50,000
Liabilities associated with assets held for sale - current	-	4,264,093
Total current liabilities	1,039,883	6,601,347

Notes payable, net of current portion	-	5,007
Convertible notes payable, net of current portion	-	85,000
Liabilities associated with assets held for sale, net of current portion	-	400,000
TOTAL LIABILITIES	$1,039,883	$7,091,354

SHAREHOLDERS’ DEFICIT
Capital stock, $0.001 par value, 500 million shares authorized, 156,249,331 and 122,910,232 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	156,249	125,573
Preferred stock, $0.001 par value, 20,685,250 shares authorized, 111,180 and 109,642 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	699,205	685,558
Additional paid in capital	16,856,424	14,177,563
Deficit accumulated before re-entry to the development stage	(18,601,930)	(17,704,745)
Accumulated deficit after re-entry to the development stage	(80,068)	-
Total shareholders’ deficit	(970,120)	(2,716,051)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$69,763	$4,375,303

See accompanying notes to the consolidated financial statements

Adino Energy Corporation

(A Development Stage Company)

Consolidated Statements of Operations

For the years ended December 31, 2012 and 2011

And the period from November 1, 2012 (re-entry to development stage) to December 31, 2012

	For the year ended Dec 31, 2012	For the year ended Dec 31, 2011	From re-entry to the development stage to (November 1, 2012) to December 31, 2012

REVENUES AND GROSS MARGINS
Oil and gas operations	$-	$-	$-
Total revenues	-	-	-

OPERATING EXPENSES
Payroll and related expenses	5,089	154,312	-
General and administrative	168,057	69,199	15,427
Bad debt expense	437,155	-	-
Legal and professional	338,877	301,929	28,880
Consulting fees	160,574	757,555	35,020
Repairs	-	2,052	-
Depreciation expense	5,083	15,333	-
Operating supplies	4,788	-	-
Total operating expenses	1,119,623	1,300,380	79,327

OPERATING INCOME (LOSS)	(1,119,623)	(1,300,380)	(79,327)

OTHER INCOME AND EXPENSES
Interest income	-	46,570	-
Interest expense	(258,381)	(294,770)	(741)
Gain (loss) on debt conversion	88,156	-	-
Gain from lawsuit/sale leaseback	32,606	17,086	-
Gain (loss) on acquisition / sale	176,527	-	-
Gain (loss) on derivative	15,282	10,850	-
Gain or loss on change in fair value of clawback	(198,643)	(49,385)	-
Gain (loss) on sale/relinquishment	473,232	-	-
Other income (expense)	-	(44,476)	-
Total other income and expense	328,779	(314,125)	(741)

Income (loss) from continuing operations	$(790,844)	$(1,614,505)	$(80,068)

Discontinued Operations
Loss from operations of discontinued Adino Exploration, LLC	(247,920)	(242,209)	-
Gain from operations of discontinued Intercontinental Fuels, LLC	61,511	820,083	-
Loss from operations of discontinued Adino Drilling, LLC	-	(272,042)	-
Net income (loss)	$(977,253)	$(1,308,673)	$(80,068)

Net income (loss) per share continuing operations	$0.00	$(0.02)
Net income (loss) per share discontinued operations	$(0.00)	$0.01

Net income (loss) per share, basic and fully diluted	$(0.00)	$(0.02)

Weighted average shares outstanding, basic and fully diluted	145,134,397	114,945,584

See accompanying notes to the consolidated financial statements

ADINO ENERGY CORPORATION

(A Development Stage Company)

Consolidated Statement of Changes in Shareholders’ Deficit

For the years ended December 31, 2012 and 2011

	Common Stock Shares	Common Stock Amount	Preferred Shares	Preferred Stock Amount	APIC	Accum Deficit after re-entry to the Development Stage	Accum Deficit before re-entry to the Development Stage	Total

Balance December 30, 2010	107,260,579	$107,260	-	$-	$13,785,442	$-	$(16,396,072)	$(2,503,370)

Shares issued in debt conversion - common	6,563,716	6,563	-	-	98,936		-	105,499
Derivative settlement	-	-	-	-	62,826	-	-	62,826
Shares issued for services	11,750,000	11,750	-	-	230,359	-	-	242,109
Shares issued in debt conversion - preferred	-	-	5,358	187,500	-		-	187,500
Shares issued for cash	-	-	4,284	150,000	-	-	-	150,000
Shares issued in asset purchase	-	-	100,000	350,000		-		350,000
Dividend on preferred stock	-	-	-	(1,942)	-	-	-	(1,942)
Net loss	-	-	-	-	-	-	(1,308,673)	(1,308,673)
Balance December 31, 2011	125,574,295	$125,573	109,642	$685,558	$14,177,563	$-	$(17,704,745)	$(2,716,051)

Shares issued in debt conversion – common	30,675,036	30,676	-	-	61,708		-	92,384
Derivative settlement	-	-	-	-	142,631		-	142,631
Shares issued in debt conversion - preferred	-	-	681	22,500	-		-	22,500
Shares issued for cash	-	-	857	30,000	-		-	30,000
Dividend on preferred stock	-	-	-	(38,853)			-	(38,853)
Oil and gas asset sale – related party gain	-	-	-	-	2,474,522	-	-	2,474,522
Net loss	-	-	-	-	-	(80,068)	(897,185)	(977,253)
Balance December 31, 2012	156,249,331	$156,249	111,180	$699,205	$16,856,424	$(80,068)	$(18,601,930)	$(970,120)

See accompanying notes to the consolidated financial statements

ADINO ENERGY CORPORATION

(A Development Stage Company)

Consolidated Statements of Cash Flows

For the years ended December 31, 2012 and 2011

And the period from November 1, 2012 (re-entry to development stage) to December 31, 2012

			November 1, 2012
			(re-entry to
			development stage)
	December 31, 2012	December 31, 2011	December 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(977,253)	$(1,308,673)	$(80,068)

Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation and depletion	123,402	128,037	-
Accretion	3,198	3,704	-
Loss on sale of subsidiary	8,414	252,524	-
Shares issued for services	-	242,109	-
Gain on foreclosure	(14,622)	-	-
Gain on conversion of debt	(88,156)	-	-
Gain on clawback relinquishment	(473,232)	-	-
Goodwill impairment - IFL	-	4,827	-
Gain from lawsuit / sale amortization	(32,606)	(391,279)	-
Amortization of discount on note receivable	-	(46,570)	-
Bad debt expense	437,155	-	-
(Gain) / loss on change in fair value of derivative	(15,282)	(10,847	-
Loss on change in fair value of clawback provision	198,643	49,385	-
Gain on sale – Ashton assets	(161,905)	-	-
Amortization of debt discount	70,990	82,878	-
Changes in operating assets and liabilities:
Accounts receivable	14,859	4,756	-
Inventory	-	(25,001)	-
Other assets	69,325	(62,346)	7,020
Accounts payable and accrued liabilities	(256,138)	539,572	(116,643)
Deferred revenue	-	50,000	-
Net cash (used in) operating activities	(1,093,208)	(486,924)	(189,691)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of IFL	244,825	-	-
Proceeds from sale of Adino Exploration assets	811,825	-	-
Proceeds from sale of assets	500,000	-	-
Purchase of equipment	(100,351)	(590,755)	-
Net cash provided by (used in) investing activities	1,456,299	(590,755)	-
			-
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from preferred stock investment	30,000	150,000	-
Borrowings on note payable	40,000	1,062,380	-
Dividends paid	(38,853)	-	(9,750)
Principal payments on note payable	(709,296)	(87,928	-
Net cash provided by (used in) financing activities	(678,149)	1,124,452	(9,750)

Net change in cash and cash equivalents	(315,058)	46,773	(199,441)
Cash and cash equivalents, beginning of period	331,945	285,172	216,328
Cash and cash equivalents, end of period	$16,887	$331,945	$16,887

Cash paid for:
Interest	$42,719	$12,582	$-
Income taxes	$-	$-	$-

Gain on sale of Adino Exploration	$2,474,522	$-	$-
Acquisition purchased with preferred stock	$-	$350,000	$-
Asset retirement obligation	$-	$10,551	$-
Reduction in derivative due to debt conversion/settlement	$142,631	$62,826	$-
Conversion of note - preferred stock	$22,500	$293,000	$-
Conversion of note – common stock	$92,384		-
Derivative liability new debt	$21,119	$107,059	$-

See accompanying notes to the consolidated financial statements

ADINO ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Background

Adino Energy Corporation ("Adino", we” or the "Company"), is an emerging oil and gas exploration and production company focused on mature oilfield assets with significant redevelopment, workover and enhanced oil recovery (“EOR”) potential.

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

In October 2011, Adino signed a letter of intent to purchase all of the assets of Ashton, AOS 1A, and AOS 1-B (collectively, “AOS”). The proposed purchase price for the assets was $6,000,000 in face value of convertible preferred stock of the Company, with the preferred stock converting to common stock at the rate of $0.15 per share. The parties agreed that partial closing of the purchase would occur once the sellers received clear title to the assets subject to the agreement. The first partial closing of purchase occurred on November 3, 2011, and the Company issued 100,000 shares of Adino's Class "B" Preferred Stock Series 1 (the "Preferred Stock"), as follows: 95,534 shares to AOS 1A, and 4,466 shares to AOS 1-B. The Preferred Stock shall be convertible into common shares at AOS 1A or AOS 1-B's option at any time after six months, provided that (a) immediately after the first six months, only 25% of the Preferred Stock may be converted to common stock, and (b) each month thereafter, only up to 12.5% of the Preferred Stock may be converted to common stock. The number of shares of Preferred Stock was chosen to conform to the agreed upon value of $1,500,000 for the assets. The Company later decided not to acquire the remaining AOS assets. On February 7, 2012, the Company sold all oilfield machinery and equipment it had purchased from AOS in its November 2011 acquisition for $500,000.

With the Company’s focus on oil and gas exploration and production, the Company decided to sell its interest in IFL. To that end, on February 7, 2012, Adino sold all of its membership interest in IFL to Pomisu XXI S.L. (“Buyer”). The purchase price to be paid by the Buyer was $900,000, paid in two installments with the first installment of $244,825 paid on February 7, 2012, and the balance due not later than May 7, 2012. The balance of the purchase price shall be computed as follows: $900,000 minus $244,825 (initial installment) minus $655,175 of IFL liabilities assumed and settled by the Buyer. The liabilities included $106,520 in accounts payable, $1,500 to a related party, $110,000 in retained customer deposit and $437,155 for the G J Capital lawsuit judgment (see Note 26 for a more thorough discussion). The balance due had not been paid as of December 31, 2012 and the full receivable balance has been reserved.

On June 29, 2012, the Company executed a multi-party agreement with the Sellers of the Petro Energy assets and Gator-Dawg Drilling, LLC (“Gator-Dawg”). In the agreement, the Company released the restriction on the 10 million shares of common stock held in escrow on behalf of the Sellers in the Petro Energy asset purchase in July 2010. In exchange, the Sellers released all claims to the contract clawback agreement, which stated that the Sellers could repurchase the assets sold to the Company for $1.00 if the price of the Company’s stock did not reach $0.25 per share by the specified date. The Company also transferred the membership shares of AACM3, LLC to its former owner, Alex Perales. AACM3, LLC did not hold any assets at the time of transfer. Gator-Dawg agreed to transfer the drilling rig and associated assets purchased from the Company in March, 2011 to AACM3, LLC. In exchange for the drilling rig transfer, the Company cancelled the $500,000 note due from Gator-Dawg for purchase of those assets (disallowed for consolidation), executed a $100,000 note payable to Gator-Dawg for rig improvements paid for by Gator-Dawg during its ownership of the rig, and transferred a truck and trailer purchased in early 2012 to Gator-Dawg. The completion of this multi-party agreement extinguished the contract clawback provision at June 29, 2012.

On October 31, 2012, the Company and Adino Exploration, LLC (“Exploration”), a wholly owned subsidiary of the Company, entered into an Asset Purchase and Sales Agreement (“Agreement”) with Broadway Resources, LLC (“Broadway”). Pursuant to the Agreement Exploration sold its oil and gas leases located in Coleman and Runnels Counties, Texas. The purchase price paid by Broadway was $2,921,616, which includes a cash payment of $811,825 and the elimination of the Company and Exploration debts in the amount of $2,109,791.

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

Cash Equivalents

For purposes of reporting cash flows, the Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.  We had no cash equivalents at either December 31, 2012 or December 31, 2011.

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

As described above, in accordance with the requirement of current guidance, the Company recognizes revenue when (1) persuasive evidence of an arrangement exists (contracts), (2) delivery has occurred (monthly), (3) the seller’s price is fixed or determinable (per the customer’s contract or current market price), and (4) collectability is reasonably assured (based upon our credit policy).

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

At December 31, 2011, Adino evaluated and determined that no impairment was warranted on the fixed assets of the Company.  Additionally, no impairment was required on the oil and gas assets of the Company. There was no change to the impairment analysis performed at the December 31, 2011 audit and no indicators of impairment at the audit. As there were no fixed assets at December 31, 2012, no impairment testing was required. See Notes 6 and 11 for a more thorough discussion of the Company’s fixed assets and oil and gas assets as of December 31, 2011.

Goodwill

For the year ended December 31, 2011, goodwill was our single largest asset. We evaluate the recoverability and measure the potential impairment of our goodwill annually. The annual impairment test is a two-step process that begins with the estimation of the fair value of the reporting unit. The first step screens for potential impairment and the second step measures the amount of the impairment, if any. Our estimate of fair value considers the financial projections and future prospects of our business, including its growth opportunities and likely operational improvements. As part of the first step to assess potential impairment, we compare our estimate of fair value for the reporting unit to the book value of the reporting unit. We determine the fair value of the reporting units based on the income approach. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. If the book value is greater than our estimate of fair value, we would then proceed to the second step to measure the impairment, if any. The second step compares the implied fair value of goodwill with its carrying value. The implied fair value is determined by allocating the fair value of the reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. If the carrying amount of the reporting unit’s goodwill is greater than its implied fair value, an impairment loss will be recognized in the amount of the excess. We believe our estimation methods are reasonable and reflect common valuation practices.

In December 2010, the FASB issued FASB ASU No. 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts,” which is now codified under FASB ASC Topic 350, “Intangibles - Goodwill and Other.” This ASU provides amendments to Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not goodwill impairment exists. When determining whether it is more likely than not impairment exists, an entity should consider whether there are any adverse qualitative factors, such as a significant deterioration in market conditions, indicating impairment may exist. FASB ASU No. 2010-28 is effective for fiscal years (and interim periods within those years) beginning after December 15, 2010. Upon adoption of the amendments, an entity with reporting units having carrying amounts which are zero or negative is required to assess whether it is more likely than not the reporting units’ goodwill is impaired. If the entity determines impairment exists, the entity must perform Step 2 of the goodwill impairment test for that reporting unit or units. Step 2 involves allocating the fair value of the reporting unit to each asset and liability, with the excess being implied goodwill. An impairment loss results if the amount of recorded goodwill exceeds the implied goodwill. Any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of adoption.

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

The Company recorded an impairment of $4,827 at December 31, 2011, the amount of the loss recognized on the IFL transaction.

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

Reclassification

Certain amounts reported in the prior period financial statements may have been reclassified to conform to the current period presentation.

Recently Issued Accounting Pronouncements

 In October 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 is not expected to have a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income” in Accounting Standards Update No. 2011-05. This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented. The adoption of ASU 2011-12 is not expected to have a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company is currently evaluating the impact, if any, that the adoption of this pronouncement may have on its results of operations or financial position.

NOTE 2 - GOING CONCERN

As of December 31, 2012, the Company has a working capital and total stockholders’ deficit of $970,120.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern depends upon its ability to obtain funding for its working capital deficit. Of the outstanding current liabilities at December 31, 2012, there are two significant non-cash items:  $50,000 of the outstanding liability is from deferred revenue and $522,959 is due to certain officers and directors for prior years’ accrued compensation.  They have agreed in writing to postpone payment if necessary, should the Company need capital it would otherwise pay these individuals.  The Company plans to satisfy current year and future cash flow requirements through growing business operations. The Company also hopes to pursue merger and acquisition opportunities including the expansion of existing business opportunities, primarily in the oil and gas exploration and production sector.

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

The transactions that led to the above two leases both resulted in gains to the Company. The lawsuit settlement just prior to the lease with 17617 Aldine Westfield Road, LLC resulted in a gain to the Company of $1,480,383. The Company amortized this amount over the life of the capital asset, or 15 years (See Part I, Item 3 for a more thorough discussion).

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

With the Company’s focus on oil and gas exploration and production, the Company decided to sell its interest in IFL. To that end, on February 7, 2012, Adino sold all of its membership interest in IFL to Pomisu XXI S.L. (“Buyer”). The purchase price to be paid by the Buyer was $900,000, paid in two installments with the first installment of $244,825 paid on February 7, 2012, and the balance due not later than May 7, 2012. The balance of the purchase price shall be computed as follows: $900,000 minus $244,825 (initial installment) minus $655,175 of IFL liabilities assumed and settled by the Buyer. The liabilities included $106,520 in accounts payable, $1,500 to a related party, $110,000 in retained customer deposit and $437,155 for the G J Capital lawsuit judgment (see Part I, Item 3 for a more thorough discussion). At December 31, 2012, the balance due from Buyer had not been paid. The Company has reserved the full receivable amount.

NOTE 4 - CERTIFICATE OF DEPOSIT

At December 31, 2012 and December 31, 2011, the Company has $50,075 and $50,000, respectively, of restricted certificates of deposit (“CDs”). These investments are classified as either a current or long-term asset based on their maturity date. The securities generally have maturity dates of ten months to over one year. The restricted investments serve as collateral for an oil and gas operator license held by the Company’s wholly-owned subsidiary, Adino Exploration, LLC. The cash is held in custody by the issuing bank, is restricted as to withdrawal or use, and is currently invested in certificates of deposit. Income from these investments is paid to the Company at maturity of the certificates of deposit. These investments are classified as held-to-maturity and are recorded as either short-term or long-term on the balance sheet based on contractual maturity date and are recorded at amortized cost. The Company’s securities are classified as held-to-maturity because the Company has the positive intent and ability to hold the securities to maturity.

NOTE 5 - ACCOUNTS RECEIVABLE

The Company advanced $10,000 to a business associate in December 2011. As the amount is not collected at December 31, 2012, the Company has recorded an allowance for the full balance.

	December 31, 2012	December 31, 2011

Advances	$10,000	$10,000
Less: Allowance for uncollectible accounts	(10,000)	-
Total	$-	$10,000

NOTE 6 - FIXED ASSETS

The following is a summary of this category:

	December 31, 2012	December 31, 2011

Vehicles	$-	$7,426
Less: Accumulated depreciation	-	(3,469)
Total	$-	$3,957

The Company owned a vehicle that was no longer needed. The Company chose to allow the vehicle to be repossessed, in settlement of the auto note outstanding. The repossession resulted in a gain to the Company of $14,622.

Vehicles have a useful life of five years. Depreciation expense for the years ended December 31, 2012 and 2011 was $5,083 and $15,333, respectively.

NOTE 7 - SALE OF ADINO DRILLING, LLC

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

With the sale of Adino Drilling, LLC, the $7,139 of goodwill resulting from the original Petro Energy acquisition was written off. The transaction has been accounted for as a discontinued operation.

Below are the asset and liability values for Adino Drilling, LLC at March 31, 2011:

Assets disposed at March 31, 2011

Cash	$100
Fixed assets, net of depreciation of $34,837 and $21,186 at March 31, 2011	350,702
Total assets	350,802

Accounts payable	5,317
Accounts payable - related party	-
Total liabilities	5,317

Net assets - discontinued operations	$345,485

NOTE 8 - RECEIVABLE - ASSET SALES

In October 2011, Adino signed a letter of intent to purchase all of the assets of Ashton, AOS 1A, and AOS 1-B (collectively, “AOS”). The proposed purchase price for the assets was $6,000,000 in face value of convertible preferred stock of the Company, with the preferred stock converting to common stock at the rate of $0.15 per share. The parties agreed that partial closing of the purchase would occur once the sellers received clear title to the assets subject to the agreement. The first partial closing of purchase occurred on November 3, 2011, and the Company issued 100,000 shares of Adino's Class "B" Preferred Stock Series 1 (the "Preferred Stock"), as follows: 95,534 shares to AOS 1A, and 4,466 shares to AOS 1-B. The Preferred Stock shall be convertible into common shares at AOS 1A or AOS 1-B's option at any time after six months, provided that (a) immediately after the first six months, only 25% of the Preferred Stock may be converted to common stock, and (b) each month thereafter, only up to 12.5% of the Preferred Stock may be converted to common stock. The number of shares of Preferred Stock was chosen to conform to the agreed upon value of $1,500,000 for the assets. The Company later decided not to acquire the remaining AOS assets. On February 7, 2012, the Company sold all oilfield machinery and equipment it had purchased from AOS in its November 2011 acquisition for $500,000. At December 31, 2012, the outstanding balance on the purchase was fully collected.

With the Company’s focus on oil and gas exploration and production, the Company decided to sell its interest in IFL. To that end, on February 7, 2012, Adino sold all of its membership interest in IFL to Pomisu XXI S.L. (“Buyer”). The purchase price to be paid by the Buyer was $900,000, paid in two installments with the first installment of $244,825 paid on February 7, 2012, and the balance due not later than May 7, 2012. The balance of the purchase price shall be computed as follows: $900,000 minus $244,825 (initial installment) minus $655,175 of IFL liabilities assumed and settled by the Buyer. The agreement also called for any cash payments made by the Company, on behalf of the Buyer, to be repaid to the Company at the settlement. As of March 31, 2012, the Company had paid $200,321 in partial settlement of the G J Capital lawsuit judgment. The full receivable balance due from Buyer of $437,155 has been reserved, as the balance had not been collected by the May 7, 2012 settlement date.

A schedule of the balances at December 31, 2012 and December 31, 2011 is as follows:

	December 31, 2012	December 31, 2011

IFL membership sale	$437,155	$-
Less: allowance for uncollectible accounts	(437,155)	-
Total receivable - asset sales	$-	$-

NOTE 9 - FAIR VALUE OF FINANCIAL INSTRUMENTS

December 31, 2012
Description	Level 1	Level 2	Level 3	Total Realized Gain (Loss) due to Valuation	Total Unrealized Gain (Loss) due to Valuation

Marketable security - CD	$50,075	$-	$-	$75	$-

Notes payable - derivative	-	-	-	15,282	-

Contract clawback provision	-	-	-	198,643	-
Total	$50,075	$-	$-	$86,826	$-

December 31, 2011
Description	Level 1	Level 2	Level 3	Total Realized Gain (Loss) due to Valuation	Total Unrealized Gain (Loss) due to Valuation

Marketable security - CD	$50,000	$-	$-	$-	$-

Goodwill	-	-	1,554,413	(4,827)	-

Notes payable - derivative	-	-	136,894	10,850	-

Contract clawback provision	-	-	386,739	49,385	-
Total	$50,000	$-	$2,078,046	$53,859	$-

The Company’s $50,000 CD is carried at cost, which approximates market. During the year ended December 31, 2012, the Company realized $75 in interest income on the CD. The Company valued the convertible note and warrant derivatives using Level 3 criterion, shown above. Those notes gave rise to the derivative and caused the Haag warrants to be tainted, requiring derivative treatment. With the sale of the oil and gas assets to Broadway Resources, LLC on October 31, 2012, the Company settled all notes payable with Asher. Thus, at December 31, 2012, the Company had no derivatives requiring valuation.

With the sale of IFL, the Company removed all associated goodwill at the sale date, February 7, 2012. At December 31, 2011, the Company recognized a loss on goodwill of $4,827 for an ending balance of $1,554,413.

On June 29, 2012, the Company executed a multi-party agreement with the Sellers of the Petro Energy assets and Gator-Dawg Drilling, LLC (“Gator-Dawg”). In the agreement, the Company released the restriction on the 10 million shares of common stock held in escrow on behalf of the Sellers in the PetroGreen asset purchase in July of 2010. In exchange, the Sellers released all claims to the contract clawback agreement, which stated that the Sellers could repurchase the assets sold to the Company for $1.00 if the price of the Company’s stock did not reach $0.25 per share by the specified date. The Company also transferred the membership shares of AACM3, LLC to its former owner, Alex Perales. AACM3, LLC did not hold any assets at the time of transfer. Gator-Dawg agreed to transfer the drilling rig and associated assets purchased from the Company in March, 2011 to AACM3, LLC. In exchange for the drilling rig transfer, the Company cancelled the $500,000 note due from Gator-Dawg for purchase of those assets (disallowed for consolidation), executed a $100,000 note payable to Gator-Dawg for rig improvements and transferred a truck and trailer purchased in early 2012 to Gator-Dawg. The completion of this multi-party agreement extinguished the contract clawback provision at June 29, 2012.

The clawback was valued at the agreement date, June 29, 2012, resulting in a total change in clawback value of $198,643 for the year ended December 31, 2012.

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

 Interest accrued on the Sundlun note receivable was $375,208 at December 31, 2011.

A schedule of the balances at December 31, 2012 and 2011 is as follows:

	December 31, 2012	December 31, 2011

Sundlun, net of unamortized discount	$-	$750,0000

Total notes receivable	$-	$750,000
Less: current portion	-	(750,000)
Total long-term notes receivable	$-	$-

With the oil and gas assets sale on October 31, 2012, the full amount of the note and interest receivable to Mr. Sundlun was satisfied. Therefore, balances at December 31, 2012 were $0. See note 24 for discussion on the oil and gas asset sale.

NOTE 11 - OIL AND GAS PROPERTIES

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

Since the Petro Energy acquisition, the Company completed an extensive work over program on the original wells acquired. The Company also drilled and completed 3 wells on the James Leonard lease during 2011. In late 2011, the Company drilled 5 new wells - 4 on the James Leonard lease and 1 on the Felix Brandt lease, financed by BlueRock Energy Capital II, LLC (“BlueRock”).

Proved oil and gas properties: As of December 31, 2011, the Company’s Felix Brandt leases include thirteen proved developed producing (PDP) wells and three saltwater disposal wells.  As a result of the Company’s work over and drilling programs during 2011, the estimated discounted net cash flow on the combined Felix Brandt and James Leonard leases was $951,247 as of December 31, 2011. Due to our significant net loss carryforward, we do not expect to pay any federal income taxes on future net revenues provided from the Felix Brandt lease production. Therefore, the pre-tax and after-tax estimate of discounted future net cash flows at December 31, 2011 are both $951,247. As the properties were no longer owned due to the asset sale to Broadway (see Note 24), the Company has no income tax effect from future proved oil and gas revenues.

Asset retirement obligation: The Company accounts for its asset retirement obligations by recording the fair value of a liability for an asset retirement obligation recognized in the period in which it was incurred if a reasonable estimate of fair value could be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and allocated to operating expense using a systematic and rational method. As of December 31, 2011, the Company has recorded a net asset of $46,372 and related liability of $50,944. Accretion for the year ended December 31, 2012 was $3,198. Due to the oil and gas asset sale on October 31, 2012 (see Note 24), the Company has no asset retirement obligation at December 31, 2012.

Impairment:  Current guidance requires that  unamortized capitalized costs (less certain adjustments) for each cost center  not exceed the cost ceiling, which is defined as the present value of future net revenues from estimated production of proved oil and gas reserves (plus certain adjustments). If adjusted unamortized costs capitalized within a cost center exceed the cost center ceiling, the excess is charged to expenses and separately disclosed during the period it occurs. For the year ended December 31, 2011, the Company evaluated the carrying cost of the applicable oil producing properties and determined that the carrying value did not exceed the cost ceiling; therefore no adjustment was necessary for 2011.  Due to the oil and gas asset sale on October 31, 2012 (see Note 24), the Company has no need for an impairment analysis at December 31, 2012.

The oil and gas related asset values at December 31, 2012 and December 31, 2011 were as follows:

	December 31, 2012	December 31, 2011

Tangible drilling costs	$-	$409,334
Proved oil and gas properties	-	71,060
Unproved oil and gas properties	-	280,602
Asset retirement cost	-	46,372
Impairment	-	(47,481)
Accumulated depletion	-	(73,260)
Total	$-	$686,627

On October 31, 2012, the Company and Adino Exploration, LLC (“Exploration”), a wholly owned subsidiary of the Company, entered into an Asset Purchase and Sales Agreement (“Agreement”) with Broadway Resources, LLC (“Buyer”), The Agreement provided that Exploration agreed to sell all of its rights, title and interest to its oil and gas leases located in Coleman and Runnels Counties, Texas. The purchase price paid by the Buyer was $2,921,616, which includes a cash payment of $811,825 and the elimination of the Company and Exploration debts in the amount of $2,109,791. With the sale, the Company had no oil and gas assets to report on at December 31, 2012.

NOTE 12 - OTHER ASSETS

As the Company’s wells and lease holdings have increased, it has need for supplies on hand for lease and well repair and maintenance. At December 31, 2011, the Company had $25,001 in supplies and replacement parts available for use. Due to the sale of the oil and gas assets on October 31, 2012 the Company did not have supplies at December 31, 2012.

NOTE 13 - CONSOLIDATION OF IFL AND GOODWILL

From the period of IFL’s inception to 2005, our ownership percentage in IFL was 60%. Our ownership increased to 80% during 2005 when our 20% partner withdrew from IFL and rescinded its investment. On August 7, 2006, we obtained the remaining 20% interest in IFL from Stuart Sundlun in consideration for a note payable. This transaction was accounted for as a step acquisition. This step acquisition resulted in an additional $1,500,000 of goodwill as the fair value of the net assets acquired was determined by management to be zero and the consideration given as discussed above was the $1,500,000 note.

Adino evaluated the aggregate goodwill for impairment at December 31, 2011 and determined that the fair value of the reporting unit exceeds its carrying amount and was therefore, not impaired. At December 31, 2011, the Company had $1,559,240 of goodwill on the balance sheet. Due to the sale of the Company’s interest in IFL in February 2012, the Company has recorded impairment of the goodwill to the extent of the loss on the transaction of $4,827 as of December 31, 2011.

NOTE 14 - ACCRUED LIABILITIES / ACCRUED LIABILITIES - RELATED PARTY

Other liabilities and accrued expenses consisted of the following as of December 31, 2012 and December 31, 2011:

	December 31, 2012	December 31, 2011

Accrued accounting and legal fees	$-	$125,000
Customer deposits	-	110,000
Property and payroll tax accrual	27	2,444
Deferred lease liability	-	31,268
Dividend payable	-	1,942
Total accrued liabilities	$27	$270,654

Accrued salaries-related party	$522,959	$1,013,034

Asset retirement obligation	$-	$50,944

Accrued accounting and legal fees: On April 4, 2012, the Company converted the accrued consultant debt of $103,000 into 2,060,000 shares of Rule 144 common stock. See Note 18 for further discussion.

Deferred lease liability:  The Lone Star lease is being expensed by the straight line method as required by current guidance, resulting in a deferred lease liability that would have been extinguished by the lease termination date of September 30, 2013. The Company sold all of its membership interest in IFL to a third party on February 7, 2012.

Accrued salaries - related party:  This liability is due to certain officers and directors for prior years’ accrued compensation.  With the sale of the oil and gas assets, all liabilities to Mr. Wooley have been settled. The remaining officer has agreed to postpone payment if necessary, should the Company need capital it would otherwise pay him.

Asset retirement obligation: With the oil and gas assets sale on October 31, 2012, the asset retirement obligation was fully satisfied.

NOTE 15 - NOTES PAYABLE / CONVERTIBLE NOTES PAYABLE

	December 31, 2012	December 31, 2011

NOTES PAYABLE
Note payable - Gulf Coast Fuels/GJ Capital	$-	$436,380
Note payable - GMAC, bearing interest of 11.7% per annum with 60 monthly payments of $895, due May 13, 2013	-	14,622
Total notes payable	-	451,002
Less: current portion	-	(445,995)
Long term notes payable	$-	$5,007

CONVERTIBLE NOTES PAYABLE
Note payable - Asher notes, net of discount of $0 and $50,986 at December 31, 2012 and December 31, 2011, respectively	$-	$119,514
bearing interest of 8% per annum, due February 16, 2012 (balance $0 at 12/31/12; $5,000 at 12/31/11)
bearing interest of 8% per annum, due March 23,2012 (balance $0 at 12/31/12; $53,000 at 12/31/11)
bearing interest of 8% per annum, due April 7, 2012 (balance $0 at 12/31/2012 and $37,500 at 12/31/11)
bearing interest of 8% per annum, due June 12, 2012 (balance $0 at 12/31/2012 and $37,500 at 12/31/11)
bearing interest of 8% per annum, due August 28, 2012 (balance $0 at 12/31/2012 and $37,500 at 12/31/11)
Notes payable - Schwartz group, bearing interest at 6%, due January 9, 2013	62,500	85,000
Total convertible notes payable	62,500	204,514
Less: current portion	(62,500)	(119,514)
Long term convertible notes payable	$-	$85,000

Gulf Coast Fuels / GJ Capital: In December 2011, the court rendered judgment for G J Capital and against Adino and IFL in the amount of $250,000, plus $152,988 in attorneys’ fees, $9,300 in court costs, plus $24,867 in prejudgment interest. The Company did not appeal this judgment. In February 2012, the Company paid $200,321 in partial settlement of the amount due. On May 1, 2012, the Company paid the final balance due on the GJ Capital suit, receiving a full release on all liability.

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

During the first quarter of 2012, Asher converted $45,000 of the notes and $2,120 in interest into the Company’s common stock, resulting in an issuance of 9,912,748 shares to Asher. There was no gain or loss on the transaction as the conversions were within the terms of the agreement.

During the second quarter of 2012, Asher converted $23,000 of the notes and $2,120 in interest into the Company’s common stock, resulting in an issuance of 11,341,176 shares to Asher. There was no gain or loss on the transaction as the conversions were within the terms of the agreement.

On October 5, 2012, Asher converted $5,300 of the notes into the Company’s common stock, resulting in an issuance of 7,361,112 shares to Asher. There was no gain or loss on the transaction as the conversions were within the terms of the agreement.

The Company fully settled all notes due to Asher on November 1, 2012, receiving full release on the notes and reserved common shares.

Schwartz Notes: On January 10, 2011, the Company issued convertible promissory notes to investors in the amount of $272,500, to fund drilling activities associated with the recent Petro Energy acquisition. The notes have a maturity date of January 9, 2013, with interest accrued and paid at the option of the holder at an annual interest rate of six percent (6%) per annum. The holders have the right from and after the date of issuance, and until any time until the note is fully paid, to convert any outstanding and unpaid principal portion of the note, and accrued interest, into fully paid and non-assessable shares of common stock. The note has a fixed conversion price of $0.35. During December 2011, the Company offered to convert the notes into shares of the Company’s Class B Preferred Stock Series 3. Three of the investors then chose to convert their notes, totaling $187,500 into shares of the preferred stock. In January 2012, a fourth investor chose to convert his note balance of $22,500 into shares of the Company’s Class B Preferred Stock Series 3. The final note of $62,500 remains outstanding at December 31, 2012.

The table below reflects the aggregate principal maturities of long-term debt for years ended December 31:

Principal

2013	$62,500
2014	-
2015	-
2016	-
2017	-
Total	$62,500

NOTE 16 - CONTRACT CLAWBACK PROVISION

A component of the acquisition agreement with Petro Energy and AACM3, LLC gave the former owners of these companies the option to repurchase for $1.00 the assets held by the companies as of July 1, 2010 if the Company’s common stock price fails to reach $0.25 per share within three years of the original acquisition date. The contract clawback provision was valued at December 31, 2011 at $386,739.

The contract clawback was valued at June 29, 2012 and the increase in provision was recorded as a loss on contract clawback in the statement of operations.

On June 29, 2012, the Company executed a multi-party agreement with the Sellers of the Petro Energy assets and Gator-Dawg Drilling, LLC (“Gator-Dawg”). In the agreement, the Company released the restriction on the 10 million shares of common stock held in escrow on behalf of the Sellers in the Petro Energy asset purchase in July of 2010. In exchange, the Sellers released all claims to the contract clawback agreement, which stated that the Sellers could repurchase the assets sold to the Company for $1.00 if the price of the Company’s stock did not reach $0.25 per share by the specified date. The Company also transferred the membership shares of AACM3, LLC to its former owner, Alex Perales. AACM3, LLC did not hold any assets at the time of transfer. Gator-Dawg agreed to transfer the drilling rig and associated assets purchased from the Company in March 2011 to AACM3, LLC. In exchange for the drilling rig transfer, the Company cancelled the $500,000 note due from Gator-Dawg for purchase of those assets (disallowed for consolidation), executed a $100,000 note payable to Gator-Dawg for rig improvements and transferred a truck and trailer purchased in early 2012 to Gator-Dawg. The completion of this multi-party agreement extinguished the contract clawback provision at June 29, 2012.

NOTE 17 - DERIVATIVE LIABILITY

Based on current guidance, the Company concluded that the convertible notes payable to Asher referred to in Note 15 were required to be accounted for as a derivative. This guidance requires the Company to bifurcate and separately account for the conversion features of the convertible notes issued as embedded derivatives.

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

Below is detail of the derivative liability balances as of December 31, 2012 and December 31, 2011.

2012

Derivative Liability	December 31, 2011	Additions	Increase (Decrease) from valuation	(Decrease) from settlement	December 31, 2012

Asher note / BWME notes	$133,234	$21,119	$(46,114)	$(108,239)	$-

Haag warrants	3,660	-	(3,660)		-
Total	$136,894	$21,119	$(49,774)	$(108,239)	$-

2011

Derivative Liability	December 31, 2010	Additions	Increase (Decrease) from valuation	December 31, 2011

Asher note / BWME notes	$96,161	$107,059	$(69,986)	$133,234

Haag warrants	7,350	-	(3,690)	3,660
Total	$103,511	$107,059	$(73,676)	$136,894

2012: The net decrease of $136,894 is split between changes to derivative liability due to new note addition of $21,119, a reduction of $142,631 to additional paid-in-capital for the derivative reduction attributable to the Asher note conversions and payments discussed in Notes 16 and 19.  The remaining $15,282 is reflected as gain on derivatives in the statement of operations as the derivatives were valued each period end and marked to market.

2011: The net increase of $33,383 is split between changes to derivative liability due to new note addition and conversion of $107,059, a reduction of $62,826 to additional paid-in-capital for the derivative reduction attributable to the Asher note conversions discussed in Notes 16 and 19.  The remaining $10,850 is reflected as gain on derivatives in the statement of operations as the derivatives were valued each period end and marked to market.

On November 1, 2012, all notes to Asher were settled, eliminating the derivative and tainted warrants caused by the Asher note terms.

NOTE 18 - STOCK

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

On October 5, 2012, Asher converted $5,300 of its note into 7,361,112 shares of the Company’s common stock..

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

As a result of the above common stock issuances, there were 156,249,331 shares issued and outstanding as of December 31, 2012.

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

As of December 31, 2012, the Company has also designated three series of Class B Preferred Stock.

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

At December 31, 2012 and December 31, 2011, there were 100,000 shares of Class B Preferred Stock Series 1 issued and outstanding.

The number of authorized shares of Class B Preferred Stock Series 2 is 666,660 shares. At December 31, 2012 and December 31, 2011, there were no shares of Class B Preferred Stock Series 2 issued and outstanding.

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

At December 31, 2012 and December 31, 2011, there were 11,180 and 9,642 shares of Class B Preferred Stock Series 3 issued and outstanding, respectively.

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

Dividends for Class A Preferred Stock and Class B Preferred Stock Series 1 are non-cumulative, however, the holders of such series, in preference to the holders of any common stock, shall be entitled to receive, as and when declared payable by the Board of Directors from funds legally available for the payment thereof, dividends in lawful money of the United States of America at the rate per annum fixed and determined as herein authorized for the shares of such series, but no more.

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

At December 31, 2012 and December 31, 2011, the Company recorded dividends paid or accrued for the Class B Preferred Stock Series 3 shares of $38,853 and $1,942 respectively, for those shares issued in the Schwartz debt conversions, discussed above.

NOTE 19 - STOCK OPTIONS / STOCK WARRANTS

In September 2007, the Company entered into a consulting agreement with Small Cap Support Services, Inc. (“Small Cap”) to provide investor relations services.  In addition to monthly compensation, Small Cap was entitled to 500,000 options, vesting ratably over 8 quarters through August 30, 2009, priced at 166,667 shares at $0.15, $0.25, and $0.35 each.  Using the Black-Scholes valuation model and an expected life of 3.5 years, volatility of 271.33%, and a discount rate of 4.53%, the Company determined the aggregate value of the 500,000 seven year options to be $59,126. The options became fully expensed and vested as of June 30, 2009. All options are outstanding at December 31, 2012 and December 31, 2011.

NOTE 20 - EARNINGS PER SHARE

As both 2012 and 2011 resulted in a net loss, the Company does not calculate fully diluted earnings per share, separately.

As of December 31, 2012, Adino had 156,249,331 shares outstanding, with no shares payable outstanding.  The Company uses the treasury stock method to determine whether any outstanding options or warrants are to be included in the diluted earnings per share calculation.

The dilutive effect of convertible instruments on earnings per share is not presented in the consolidated statements of operations for periods with a net loss.

NOTE 21 - DEFERRED INCOME TAX

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

On January 1, 2007, the Company adopted an accounting standard which clarifies the accounting for uncertainty in income taxes recognized in financial statements. This standard provides guidance on recognizing, measuring, presenting and disclosing in the financial statements uncertain tax positions that a company has taken or expects to take on a tax return. See Note 1 for further information related to the Company’s accounting for uncertainty in income taxes.

During both 2012 and 2011, the Company incurred a net loss and therefore had no tax liability.  The Company does not have any material uncertain income tax positions.  As a result, the net deferred tax asset generated by the loss carry forward has been fully reserved.  The cumulative net operating loss carry forward is approximately $13,824,160 and $12,459,913 at December 31, 2012 and 2011, respectively, and will expire in the years 2021 through 2031.

 At December 31, 2012 and 2011, the deferred tax assets consisted of the following:

	December 31, 2012	December 31, 2011

Net operating loss	$4,700,214	$4,236,370
Less: Valuation allowance	$(4,700,214)	$(4,236,370)
Net deferred tax asset	$-	$-

NOTE 22 - SALE OF ADINO DRILLING, LLC

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

With the sale of Adino Drilling, LLC, the $7,139 of goodwill resulting from the original Petro Energy acquisition was written off.  The transaction has been accounted for as a discontinued operation.

Below are the asset and liability values for Adino Drilling, LLC at March 31, 2011:

Assets disposed at March 31, 2011

Cash	$100
Fixed assets, net of depreciation of $34,837 at March 31, 2011	350,702
Total assets	350,802

Accounts payable	5,317
Accounts payable - related party	-
Total liabilities	5,317

Net assets - discontinued operations	$345,485

NOTE 23 - SALE OF INTERCONTINENTAL FUELS, LLC

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

The Buyer agreed to assume the following liabilities in the transaction:

Description	Amount

Accounts payable	$106,520
G J Capital judgment	437,155
Due to related party	1,500
Prepaid rent deposit	110,000
Total	$655,175

The February 7, 2012 IFL balance sheet (unconsolidated) is presented below:

February 7, 2012
Assets
Cash	$82,409
Fixed Assets net of depreciation	6,131
Total assets	$88,540

Liabilities
Accounts payable	$148,258
Accrued liabilities	76,215
Due to related party	1,500
Deferred gain on sale/leaseback	171,293
Due to G J Capital	437,155
Total liabilities	834,421

Equity
Additional paid-in-capital	1,870,100
Distributions	(663,476)
Retained earnings	(2,069,189)
Net income	116,684
Total equity	(745,881)
Total liabilities and equity	$88,540

IFL net income for the three months ended March 31, 2012 and year ended 2011, reflected as discontinued operations on the Statement of Operations is as follows:

	IFL	IFL
	Three months ended	Year ended
	3/31/12	12/31/11
Revenues:
Terminal operations revenue	$152,000	$1,824,000

Operating expenses:
Terminal management	33,430	402,270
General and administrative	43,949	504,159
Legal and professional	8,762	127,207
Consulting fees	28,000	180,024
Repairs	-	100
Depreciation expense	150	22,237
Total operating expenses	114,291	1,235,997

Operating income (expense)	37,709	588,003

Other income (expense)
Interest income	351	276
Interest expense	(741)	(7,809)
Other expense	-	(151,665)
Gain from lawsuit/sale leaseback	32,606	391,278
Total other income and expense	32,216	232,080
		-
Net income	$69,925	$820,083

Net loss on sale	8,414	-

Total net income from discontinued operations	$61,511	$820,083

NOTE 24 - SALE OF OIL AND GAS ASSETS

On October 31, 2012, the Company and Adino Exploration, LLC (“Exploration”), a wholly owned subsidiary of the Company, entered into an Asset Purchase and Sales Agreement (“Agreement”) with Broadway Resources, LLC (“Buyer”). The Agreement provided that Exploration agreed to sell all of its rights, title and interest to its oil and gas leases located in Coleman and Runnels Counties, Texas. The purchase price paid by the Buyer was $2,921,616, which includes a cash payment of $811,825 and the elimination of the Company and Exploration debts in the amount of $2,109,791.

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

On October 31, 2012, Shannon McAdams, the Company’s chief financial officer, resigned his employment with the Company and with Adino Exploration, LLC.

The cash payment at closing was comprised of a payment to the Company of $300,000 and payment of liabilities, shown below.

Description	Amount

Accounts payable	$220,190
Note payable - BlueRock Energy Capital II, LLC	291,635

Total	$511,825

In the sale, Broadway acquired the following assets and liabilities:

10/31/2012

Inventory	$19,708
Note receivable - current portion	750,000
Interest receivable	375,208

Total current assets	1,144,916

Fixed assets, net of depreciation	148,575
Oil and gas properties	680,075

Total non-current assets	828,650

TOTAL ASSETS	$1,973,566

Accounts payable	$30,140
Accrued liabilities - related party	322,122
Asset retirement obligation	54,142
Notes payable - current portion	1,741,023
Convertible notes payable - current portion	100,000
Interest payable	988,836
Total current liabilities	3,236,263

Convertible notes payable	400,000
TOTAL LIABILITIES	$3,636,263

The Company classified all similar assets and liabilities at December 31, 2011 as assets held for sale, for comparative purposes.

Net loss for Adino Exploration for the year ended December 31, 2012 and 2011 is reflected as Loss from Discontinued Operations. The Statement of Operations information for those periods is detailed as follows:

	For the years ended
	12/31/2012	12/31/2011
REVENUES AND GROSS MARGINS
Oil and gas operations	$322,523	$277,917
Total revenues	322,523	277,917

OPERATING EXPENSES
Payroll and related expenses	73,034	64,406
General and administrative	178,931	156,012
Legal and professional	3,707	18,999
Consulting fees	159,949	142,260
Repairs	3,743	20,755
Depreciation expense	121,517	80,659
Operating supplies	30,912	40,381
Total operating expenses	571,793	523,472

OPERATING (LOSS)	(249,270)	(245,555)

OTHER INCOME AND EXPENSES
Interest income	704	42
Interest expense	(35)	(9,544)
Gain from lawsuit/sale leaseback	-	(17,086)
Other income (expense)	681	29,934
Total other income and (expense)	1,350	3,346

(Loss) from continuing operations	$(247,920)	$(242,209)

Although the Company realized a gain on the oil and gas asset sale of $2,474,522, it was accounted for as a related party gain and was recorded to additional paid in capital at October 31, 2012

NOTE 25 - LAWSUIT SETTLEMENT - IFL TERMINAL

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

As a result of these transactions, all claims by and against all parties except Mr. Peoples were released. In addition, all liens pending on IFL’s property were released. The complete lawsuit settlement resulted in a net gain to Adino and IFL of $1,480,383.  Due to the terminal sale / leaseback transaction, the gain is being recognized over the life of the capitalized asset or 15 years.  Gain recognized for 2011 was $391,278 and $32,606 through the sale date, February 7, 2012.

NOTE 26 - LAWSUIT SETTLEMENT - G J CAPITAL

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

In December 2011, G J Capital dismissed its claims against Mr. Byrd and Mr. Wooley. Also in December 2011, the court rendered judgment for G J Capital and against Adino and IFL in the amount of $250,000, plus $152,988 in attorneys’ fees, $9,300 in court costs, plus $24,867 in prejudgment interest. The Company did not appeal this judgment. In February 2012, the Company paid $200,321 in partial settlement of the amount due. On May 1, 2012, the Company paid the final balance due on the GJ Capital suit, receiving a full release on all liability.

NOTE 27 - CONCENTRATIONS

The Company had two customers during the reporting periods presented. Customer A was associated with revenues at IFL, thus no revenue since February 7, 2012, the IFL sale date. The Company’s oil and gas revenues were gathered by one party, Customer B.

	Year Ended December 31, 2012%		Year Ended December 31, 2011%

Customer A	$152,000	28%	$1,824,000	84%
Customer B	$386,903	72%	$347,037	16%
Total	$538,903	100%	$2,171,037	100%

Customer B represented 100% of outstanding receivables for the year ended December 31, 2011. There was no outstanding receivable balance at December 31, 2012.

NOTE 28 - SUPPLEMENTAL OIL AND GAS RESERVE INFORMATION (Unaudited)

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

Proved oil and natural gas reserve quantities at December 31, 2012 and December 31, 2011, and the related discounted future net cash flows are based on estimates prepared by Corridor Resources, LLC, independent petroleum engineers.

Oil reserves

2011 (bbls.)

Beginning balance	6,210
Revisions of previous estimates	-
Purchase of reserves	-
Extensions, discoveries and other additions	24,458
Sale of reserves
Production	(3,548)
End of year balance	27,120

During 2011, the Company’s primary focus was continuing the enhancement of the acquired wells and drilling new wells. The Company focused development of the James Leonard lease, drilling and completing 3 wells during the spring and summer. With the success of those shallow, low cost projects, the Company focused on acquiring funding for additional wells. On October 14, 2011, the Company entered into a production agreement with BlueRock Energy Capital II, LLC (“BlueRock”). Under the production agreement, BlueRock funded Adino with $410,000 for the drilling of five oil wells on the Company’s Leonard and Felix Brandt leases and for working capital. Under the terms of the production agreement, BlueRock was entitled to 65% of the net revenue interest of the wells until BlueRock received $410,000 plus an 18% return on investment. These monies were paid as the Company received production payments on the new wells. After payment of this amount, BlueRock received a 3% overriding royalty interest on the wells. As of December 31, 2011, the wells were drilled and completion was underway. The BlueRock production agreement was assumed and settled as part of the sale of the Company’s oil and gas assets on October 31, 2012.

Costs Incurred

Capitalized Costs Relating to Oil and Gas Producing Activities

2011

Unproved oil and gas properties	$280,602
Proved oil and gas properties	526,766
Total	807,368
Accumulated depreciation, depletion, amortization and valuation allowances	(120,741)
End of year balance	$686,627

Costs Incurred in Oil and Gas Property Acquisition, Exploration, and Development:

Costs incurred in oil and natural gas property acquisition, exploration and development activities are summarized below for the year ended December 31, 2011:

2011
Property acquisition costs:
Unproved	$-
Proved	-
Exploration costs	-
Development costs	485,506
Asset retirement cost	3,704
Total costs incurred	$489,210

Standardized Measure

The standardized measure of discounted future net cash flows relating to the Company’s ownership interests in proved oil reserves for the year ended December 31, 2011 is shown below:

2011

Future cash inflows	$2,384,380
Future oil and natural gas operation expenses	(1,157,350)
Future development costs
Future income tax expenses
Future net cash flows	1,227,030
10% annual discount for estimating timing of cash flow	(275,760)
Standardized measure of discounted future net cash flow	$951,270

No data is presented for the year ended December 31, 2012, as all oil and gas interests were sold at October 31, 2012. See Note 24 for a thorough discussion of the sale.

NOTE 29 - SUBSEQUENT EVENTS

There were no significant subsequent events through April 16, 2013, the date the financial statements were issued.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended.  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified the following material weaknesses:

1.	As of December 31, 2012, we did not maintain effective controls over the control environment. Specifically, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.	As of December 31, 2012, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2012, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

Corrective Action

Management plans to address the structure of the Board of Directors and discuss adding an audit committee during 2012.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting through the date of this report or during the quarter ended December 31, 2012, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The directors and officers of the Company as of December 31, 2012, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. The officers serve at the discretion of the Board of Directors.

DIRECTORS, EXECUTIVE OFFICERS, AND SIGNIFICANT EMPLOYEES

Set forth below are the names, ages, and positions of the executive officers and directors of the Company.

Name	Age	Office

Sonny Wooley	73	Chairman of the Board of Directors
Timothy G. Byrd, Sr.	51	Chief Executive Officer, Chief Financial Officer and Director

SONNY WOOLEY, CHAIRMAN OF THE BOARD OF DIRECTORS

Mr. Wooley founded Adino in 1989 and managed it as a private company until going public in 1996. He worked with the Company as an outside consultant prior to rejoining it as Chairman in 2001.

TIMOTHY G. BYRD, SR., CHIEF EXECUTIVE OFFICER AND DIRECTOR

Mr. Byrd became the Company’s Chief Executive Officer (“CEO”) and director in December 2001. Prior to that time, Mr. Byrd was President of Innovative Capital Markets, an advisory firm that developed growth strategies for corporations through strategic alliances and mergers and acquisitions. Mr. Byrd was appointed Chief Financial Officer in November 2012.

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

CODE OF ETHICS

The Company has adopted a code of ethics applicable to our CEO, controller, our other employees, and our suppliers. This code is intended to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to the SEC and in other public communications that we make; compliance with applicable governmental laws, rules and regulations; the prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and accountability for adherence to the code. A copy of our code of ethics was filed as an exhibit to our 2008 annual report filed with the SEC.  The Company will provide a copy of our code of ethics, without charge, to any person who requests it. In order to request a copy of our code of ethics, please contact our headquarters and speak with our investor relations department.  Additionally, the complete code of ethics is available on our website at www.adinoenergycorp.com.

AUDIT COMMITTEE

The Company does not have an audit committee. The entire Board of Directors instead acts as the Company’s audit committee. Our Board does not have an audit committee financial expert as defined by Securities and Exchange Commission rules due to the small size of the Board.

ITEM 11. EXECUTIVE COMPENSATION

The following describes the cash and stock compensation paid to our directors and officers for the two past fiscal years.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus	Stock Awards	Option Awards ($)	All Other Compensation ($)	Total ($)

Timothy G. Byrd, Sr., CEO	2012	15,000	-0-	-0-	-0-	-0-	15,000
Timothy G. Byrd, Sr., CEO	2011	180,000	-0-	5,500	-0-	-0-	185,500

Sonny Wooley, Chairman	2012	15,000	-0-	-0-	-0-	-0-	15,000
Sonny Wooley, Chairman	2011	180,000	-0-	5,500	-0-	-0-	185,500

Shannon W. McAdams, CFO	2012	3,500	-0-	-0-	-0-	-0-	3,500
Shannon W. McAdams, CFO	2011	146,000	-0-	-0-	-0-	-0-	146,000

Nancy Finney, Controller	2012	26,000	-0-	-0-	-0-	-0-	26,000
Nancy Finney, Controller	2011	90,000	-0-	5,357	-0-	-0-	95,357

Of the amounts reflected above, certain amounts were deferred and not paid as of 12/31/2012 and 12/31/2011:

Name	Amount deferred in 2012	Amount deferred in 2011

Timothy Byrd	$-	$77,573
Nancy Finney	$-	$19,000

Mr. Byrd’s and Mr. Wooley’s salaries are paid in the form of consulting agreements. The Company did not have an employment agreement with Mr. McAdams.

DIRECTOR COMPENSATION

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Total ($)
None	2012	-0-	-0-	-0-

No director compensation was paid in 2012.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

There are no outstanding equity awards to management at December 31, 2012.

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

The following table shows the ownership of our stock by our directors, officers, and any person we know to be the beneficial owner of more than five percent (5%) of our common stock

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	% of Class

Sonny Wooley	18,857,514(3)	13.92%

Timothy G. Byrd, Sr.	18,852,041	13.91%

Alejandro Perales	8,011,628	5.91%

Executive officers and directors as a group (2 persons)	37,709,555	24.1%

The above numbers and percentages are as of April 16, 2013.

(1) The address of each beneficial owner is 2500 CityWest Boulevard, Suite 300, Houston, Texas 77042.

(2) Unless otherwise indicated, all shares are held directly with sole voting and investment power.

(3) Includes 256 shares held indirectly.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The Company does not have any independent directors. For purposes of determining director independence, we used the standards applicable to companies listed on the NASDAQ Stock Exchange, which are not applicable to us. The Company is considering adding an additional director, who may be independent, in 2013.

On March 31, 2011, the Company sold the membership interest of Adino Drilling, LLC to Adino Drilling, Corp. for $600,000. Adino Drilling, Corp. is an entity affiliated with our Chairman, Sonny Wooley. Under the sale agreement, the Company reduced its accrued compensation due to Mr. Wooley by $100,000 and accepted a $500,000 promissory note, bearing interest at 5.24% annually and due in six years. This note was cancelled in the sale of Adino Exploration, LLC, further described below.

On October 31, 2012, the Company and Adino Exploration, LLC (“Exploration”), a wholly owned subsidiary of the Company, entered into an Asset Purchase and Sale Agreement (“Agreement”) with Broadway Resources, LLC (“Broadway”). Pursuant to the Agreement, Exploration sold its oil and gas leases located in Coleman and Runnels Counties, Texas. The purchase price paid by Broadway was $2,921,616, which includes a cash payment of $811,825 and the elimination of the Company and Exploration debts in the amount of $2,109,791. The Company’s Chairman and former Chief Financial Officer have an ownership interest in Broadway. As part of the Agreement, on October 31, 2012, the Company’s Chairman entered into a Debt Release Agreement with the Company releasing the Company of all obligations owed to him relating to any accrued and unpaid compensation in the amount of $315,575.25.

Exploration’s sole member, Adino, approved the sale of assets and the terms of the Agreement as being fair and reasonable. In evaluating the sale of Exploration’s assets, including the determination of an appropriate purchase price paid, the Company considered a variety of factors, including the estimated future net oil reserves of the oil and gas leases, comparable sales of other oil and gas leases in the area, and the value of the equipment sold.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

We paid $45,300 and $41,600 for the audit of our financial statements and review of our quarterly reports for fiscal year 2011 and 2012, respectively.

AUDIT-RELATED FEES

We paid aggregate fees of $-0- for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements this fiscal year. In 2011, these fees were $-0-.

TAX FEES

We paid aggregate fees of $2,600 and $-0- for tax compliance, tax advice, and tax planning by our principal accountant for the years ended December 31, 2011and 2012, respectively. These services consisted of preparing and filing our federal income tax and federal excise tax returns.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

Exhibit
Number	Exhibit

3.1	Articles of Incorporation (as amended January 30, 2008) (incorporated by reference to our Form 10-K filed on March 18, 2009)

3.2	Amendment to Articles of Incorporation (amendment for Class B Preferred Stock Series 1) (incorporated by reference to our Form 8-K filed November 14, 2011)

3.3	Amendment to Articles of Incorporation (amendment for Class B Preferred Stock Series 3)

3.4	By-laws of Golden Maple Mining and Leaching Company, Inc. (now Adino Energy Corporation) (incorporated by reference to our Form 10-K filed on March 18, 2009)

10.1	Membership Interest Purchase Agreement (incorporated by reference to our Form 10-Q filed on November 22, 2010)

10.2	Post-Closing Agreement (incorporated by reference to our Form 10-Q filed on November 22, 2010)

10.3	Resolution of the Board of Directors of February 1, 2010 (incorporated by reference to our Form 10-K filed on April 1, 2011)

10.4	Resolution of the Board of Directors of November 24, 2010 (incorporated by reference to our Form 10-K filed on April 1, 2011)

10.5	BlueRock Energy Capital II Production Agreement

10.6	Asset Purchase Agreement (incorporated by reference to our Form 8-K filed November 14, 2011 )

10.7	Lease with Lone Star Fuel Storage and Transfer, LLC (incorporated by reference to our Form 10-K filed on March 18, 2009)

10.8	Employment Agreement with Sonny Wooley (incorporated by reference to our Form 10-Q filed on August 15, 2011)

10.9	Employment Agreement with Timothy G. Byrd (incorporated by reference to our Form 10-Q filed on August 15, 2011)

10.10	Terminaling Services Agreement for Commingled Products (incorporated by reference to our Form 10-Q filed on November 14, 2011)

10.11	Amendment to Terminaling Agreement (incorporated by reference to our Form 10-Q filed on November 14, 2011)

10.12	Asset Purchase and Sale Agreement with Broadway Resources, LLC (incorporated by reference to our Form 8-K filed on November 5, 2012)

10.13	Termination and Release of BlueRock Production Payment

14	Code of Business Conduct and Ethics (incorporated by reference to our Form 10-K filed on March 18, 2009)

21	Subsidiaries of the Registrant

31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a) of the Exchange Act

31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(a) of the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data File

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the undersigned has duly caused this Form 10-K to be signed on its behalf by the undersigned, there unto duly authorized, in the City of Houston, Texas on April 18, 2013.

ADINO ENERGY CORPORATION

By: /s/ Timothy G. Byrd, Sr.
Timothy G. Byrd, Sr.
Chief Executive Officer, Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Signature	Name and Title	Date

/s/ Sonny Wooley	Chairman of the Board	April 18, 2013
Sonny Wooley	of Directors

/s/ Timothy G. Byrd, Sr.	Chief Executive Officer,	April 18, 2013
Timothy G. Byrd, Sr.	Chief Financial Officer
and Director

