Form 10-K/A
period 2012-12-31
ADINO ENERGY CORP
filed 2013-04-26
CIK 700815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

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

EXPLANATORY NOTE

This amendment to the annual report on Form 10-K of Adino Energy Corporation (“Adino” or the “Company”) for the period ended December 31, 2012, as originally filed with the Securities and Exchange Commission (“SEC”) on April 19, 2013, is being filed solely to furnish Exhibit 101 in accordance with Rule 405 of Regulation S-T.

This amendment does not reflect events occurring after April 19, 2013 and does not update or modify in any way the consolidated results of operations, financial position, cash flows or other disclosures in our Form 10-K as originally filed with the SEC.

As required by Rule 12b-15 promulgated under the Securities and Exchange Act of 1934, as amended, we are also filing new certifications by our principal executive officer and principal financial officer as exhibits to this amendment.

Pursuant to Rule 406T of Regulation S-T, the interactive files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

Exhibit
Number	Exhibit

3.1	Articles of Incorporation (as amended January 30, 2008) (incorporated by reference to our Form 10-K filed on March 18, 2009)

3.2	Amendment to Articles of Incorporation (amendment for Class B Preferred Stock Series 1) (incorporated by reference to our Form 8-K filed November 14, 2011)

3.3	Amendment to Articles of Incorporation (amendment for Class B Preferred Stock Series 3) (incorporated by reference to our Form 10-K filed on April 19, 2013)

3.4	By-laws of Golden Maple Mining and Leaching Company, Inc. (now Adino Energy Corporation) (incorporated by reference to our Form 10-K filed on March 18, 2009)

10.1	Membership Interest Purchase Agreement (incorporated by reference to our Form 10-Q filed on November 22, 2010)

10.2	Post-Closing Agreement (incorporated by reference to our Form 10-Q filed on November 22, 2010)

10.3	Resolution of the Board of Directors of February 1, 2010 (incorporated by reference to our Form 10-K filed on April 1, 2011)

10.4	Resolution of the Board of Directors of November 24, 2010 (incorporated by reference to our Form 10-K filed on April 1, 2011)

10.5	BlueRock Energy Capital II Production Agreement (incorporated by reference to our Form 10-K filed on April 19, 2013)

10.6	Asset Purchase Agreement (incorporated by reference to our Form 8-K filed November 14, 2011 )

10.7	Lease with Lone Star Fuel Storage and Transfer, LLC (incorporated by reference to our Form 10-K filed on March 18, 2009)

10.8	Employment Agreement with Sonny Wooley (incorporated by reference to our Form 10-Q filed on August 15, 2011)

10.9	Employment Agreement with Timothy G. Byrd (incorporated by reference to our Form 10-Q filed on August 15, 2011)

10.10	Terminaling Services Agreement for Commingled Products (incorporated by reference to our Form 10-Q filed on November 14, 2011)

10.11	Amendment to Terminaling Agreement (incorporated by reference to our Form 10-Q filed on November 14, 2011)

10.12	Asset Purchase and Sale Agreement with Broadway Resources, LLC (incorporated by reference to our Form 8-K filed on November 5, 2012)

10.13	Termination and Release of BlueRock Production Payment (incorporated by reference to our Form 10-K filed on April 19, 2013)

14	Code of Business Conduct and Ethics (incorporated by reference to our Form 10-K filed on March 18, 2009)

21	Subsidiaries of the Registrant (incorporated by reference to our Form 10-K filed on April 19, 2013)

31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a) of the Exchange Act

31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(a) of the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data File

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the undersigned has duly caused this Form 10-K/A Amendment No. 1 to be signed on its behalf by the undersigned, there unto duly authorized, in the City of Houston, Texas on April 26, 2013.

ADINO ENERGY CORPORATION

By: /s/ Timothy G. Byrd, Sr.
Timothy G. Byrd, Sr.
Chief Executive Officer, Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Signature	Name and Title	Date

/s/ Sonny Wooley	Chairman of the Board	April 26, 2013
Sonny Wooley	of Directors

/s/ Timothy G. Byrd, Sr.	Chief Executive Officer,	April 26, 2013
Timothy G. Byrd, Sr.	Chief Financial Officer
and Director